Form 10QSB
period 2005-03-31
Ottawa Savings Bancorp, Inc.
filed 2005-06-30
CIK 1321070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 000-51367

OTTAWA SAVINGS BANCORP, INC.

(Exact name of small business issuer specified in its charter)

United States	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

925 LaSalle Street

Ottawa, Illinois 61350

(Address of principal executive offices)

(815) 433-2525

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of June 29, 2005
Common Stock, $0.01 par value	*

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

*	As of this filing, no shares have been issued. Pending final regulatory approval we expect completion of our initial public offering in early July 2005.

OTTAWA SAVINGS BANCORP, INC.

FORM 10-QSB

For the quarterly period ended March 31, 2005

See accompanying notes to these unaudited consolidated financial statements.

Ottawa Savings Bank and Subsidiary

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Unaudited)

	March 31, 2005	December 31, 2004
Assets

Cash and due from banks	$3,538,502	$5,019,738
Securities held to maturity (fair value of $1,676,093 at March 31, 2005 and $1,760,205 at December 31, 2004)	1,717,462	1,817,836
Securities available for sale	39,235,834	30,640,223
Federal Home Loan Bank stock, at cost	5,661,000	5,661,000
Loans, net of allowance for loan losses of $451,499 at March 31, 2005 and $438,506 at December 31, 2004	110,727,050	114,825,931
Loans held for sale	380,656	—
Premises and equipment, net	7,065,722	6,253,562
Accrued interest receivable	751,885	704,701
Mortgage servicing rights	112,537	112,537
Income tax refund receivable	705,292	973,584
Foreclosed real estate	60,000	209,983
Deferred tax asset	2,515,500	2,452,850
Other assets	793,891	612,783

Total assets	$173,265,331	$169,284,728

Liabilities and Equity
Liabilities
Deposits:
Non-interest bearing	$2,313,226	1,614,393
Interest bearing	158,482,478	155,039,342

Total deposits	160,795,704	156,653,735
Accrued interest payable	18,740	13,404
Other liabilities	1,603,148	1,612,086

Total liabilities	162,417,592	158,279,225

Equity
Retained earnings	11,159,071	10,980,517
Accumulated other comprehensive income (loss)	(311,332)	24,986

Total equity	10,847,739	11,005,503

Total liabilities and equity	$173,265,331	$169,284,728

Ottawa Savings Bank and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest and dividend income:
Interest and fees on loans	$1,701,490	$1,714,846
Securities
Mortgage-backed and related securities	246,090	137,652
U.S. Government and agency securities	121,811	185,424
Dividends	78,264	142,276
Interest-bearing deposits	28,681	4,354

Total interest and dividend income	2,176,336	2,184,552

Interest expense on deposits	1,078,823	1,005,213

Total interest expense	1,078,823	1,005,213

Net interest income	1,097,513	1,179,339

Provision for loan losses	22,500	5,457,000

Net interest income (loss) after provision for loan losses	1,075,013	(4,277,661)

Other income
Gain on sales of securities available for sale	—	312
Gain on sale of loans	11,635	21,024
Customer service fees	24,678	19,777
Other	4,051	2,058

Total other income	40,364	43,171

Other expenses:
Salaries and employee benefits	369,272	348,584
Directors fees	21,900	23,100
Occupancy	70,234	51,768
Deposit insurance premium	5,344	5,024
Legal and professional services	182,105	17,417
Data processing	49,600	36,448
Advertising	17,270	21,094
Other	114,022	95,886

Total other expenses	862,239	599,321

Income (loss) before income taxes	289,138	(4,833,811)
Income tax expense (benefit)	110,584	(1,643,496)

Net income (loss)	$178,554	$(3,190,315)

Ottawa Savings Bank and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Comprehensive (loss):
Net income (loss)	178,554	(3,190,315)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during period, net of taxes of $(173,255) and $42,830 for 2005 and 2004, respectively	(336,318)	83,140
Reclassification adjustment for income included in net income, net of tax benefit of $106	—	206

Comprehensive income (loss)	$(157,764)	$3,106,969

Ottawa Savings Bank and Subsidiary

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows from operating activities	$178,554	$(3,190,315)
Net Income (loss)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	30,163	23,570
Provision for loan losses	22,500	5,457,000
Provision for deferred income taxes	106,320	(1,643,496)
Net amortization of premiums and discounts on securities	4,264	(1,320)
Federal Home Loan Bank stock dividend	(78,200)	(142,200)
Gain on sale of available for sale securities	—	(312)
Origination of loans to be sold to FHLMC	(624,434)	(1,427,230)
Proceeds received on sale of loans to FHLMC	255,413	1,369,076
Loss (gain) on sale of loans	(11,635)	(21,024)

Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(47,184)	129,713
(Increase) in other assets and tax refund receivable	87,184	237,060
Increase (decrease) in accrued interest payable and other liabilities	(88,656)	(217,859)

Net cash provided by (used in) operating activities	(165,711)	572,663

Cash flows from investing activities
Securities available for sale:
Purchases	(11,843,745)	(2,000,000)
Sales, maturities and paydowns	2,738,582	4,746,952
Securities held to maturity:
Paydowns	100,374	149,458
Net (increase) decrease in loans	4,136,381	(6,634,404)
Proceeds on sale of OREO	89,983	—
Purchase of property and equipment	(842,323)	(393,770)
Sale of Federal Home Loan Bank stock	78,200	142,200

Net cash (used in) investing activities	(5,602,548)	(3,989,564)

Cash flows from financing activities
Net increase in deposits	4,141,969	4,245,576
Change in advances from borrowers for taxes and insurance	85,054	43,096

Net cash provided by financing activities	4,227,023	4,288,672

Net increase (decrease) in cash and due from banks	(1,481,236)	871,771

Cash and due from banks:
Beginning	5,019,738	3,383,751

End of period	$3,538,502	$4,255,522

Supplemental schedule of noncash investing and financing activities:
Real Estate acquired in, through or in lieu of foreclosure	60,000	—
Sale of OREO through loan origination	120,000	—

Supplemental disclosures of cash flow information
Cash payments for:
Interest paid to depositors	1,073,487	1,005,213
Income taxes paid, net of (refunds) received	(268,292)	41,331

Ottawa Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. is the proposed federally chartered savings and loan holding company of Ottawa Savings Bank (the Bank) and will be formed upon completion of the Bank’s reorganization from a mutual to stock form of organization. As of March 31, 2005, Ottawa Savings Bancorp had not been formed and, therefore, no financial statements are included herein.

The Bank is a community and customer oriented mutual savings bank organized under the laws of the State of Illinois. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one- to four-family residential loans, consumer loans and other loans. With the addition of new management experienced in commercial banking, the Bank added commercial loan products and other related commercial banking services in 2003. Upon completion of the Bank’s plan of conversion (see Note 5), the Bank will convert from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank. Upon completion of the Bank’s plan of reorganization, the Bank will convert from a federally-chartered mutual savings bank to a federally-chartered stock savings bank and Ottawa Savings Bancorp, Inc. will own all of the outstanding stock of the Bank.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Bank. The consolidated financial statements of the Bank have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Bank. In the opinion of the Bank’s management, all adjustments, consisting of normal recurring adjustments, that the Bank considers necessary to fairly state the Bank’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Bank for the years ended December 31, 2004 and 2003. The results of the Bank’s operations for any interim period are not necessarily indicative of the results of the Bank’s operations for any other interim period or for a full fiscal year.

NOTE 3 – USE OF ESTIMATES

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.

At March 31, 2005, there were no material changes in the Bank’s significant accounting policies or critical accounting estimates from those disclosed in the Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on March 18, 2005 and declared effective on May 16, 2005 (File Number 333-123455).

NOTE 4 – CRITICAL ACCOUNTING ESTIMATES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or income to be critical accounting policies. We consider the allowance for loan losses, market value of investment securities available for sale and the liability for postretirement benefits to be our critical accounting policies.

Ottawa Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(continued)

Allowance for Loan Losses. The allowance for loan losses is an amount necessary to absorb known or inherent losses that are both probable and reasonably estimable and is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Market value of investment securities available for sale. Market values for investment securities are provided monthly by a third party service provider. Management is also responsible for evaluating all investments with unrealized losses on a regular basis to determine whether investments with unrealized losses should be written down to realizable amounts. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Liability for post retirement benefits. The liability for post retirement benefits was estimated based upon an actuarial report obtained by bank management from an experienced, third party actuary. Assumptions used by the actuary in the calculation include discount rates, current and future health care costs, life expectancies, and employee years of service.

NOTE 5 – ADOPTION OF PLAN OF CONVERSION

On January 20, 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion, under which the Bank will be converted from an Illinois chartered mutual savings bank to a Federally chartered mutual savings bank. Pursuant to the Bank’s plan of reorganization, the Bank will convert from a Federally chartered mutual savings bank to a Federally chartered stock savings bank. All of the common stock of the Bank following the reorganization will be held by Ottawa Savings Bancorp, Inc. The plan of conversion and the plan of reorganization are subject to approval by the Office of Thrift Supervision. The members of the Bank approved the plan of conversion at a meeting held on May 5, 2005. The members of the Bank approved the plan of reorganization at a meeting held on June 28, 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its members and the Bank and that the conversion would not have any adverse impact on the reserves and net worth of the Bank.

Costs to complete the stock offering will be deferred and deducted from the proceeds from the sale of capital stock. As of March 31, 2005, the Bank had incurred $211,000 of costs related to the conversion. As of the date of this filing, no shares have been issued. Pending final regulatory approval of the plan of conversion and the plan of reorganization, we expect to complete the initial public offering in early July 2005.

Ottawa Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 6 – INVESTMENT SECURITIES

Securities with gross unrealized losses at March 31,2005.

	< 12 months		> 12 months		Total
Available for Sale	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
U.S. Treasury and Agency Securities	$21,089	$976,880	—	—	$21,089	$976,880
Mortgage-Backed Securities	$388,630	$25,305,877	$493,584	$5,480,831	$882,214	$30,786,708

Total	$409,719	$26,282,757	$493,584	$5,480,831	$903,303	$31,763,588

Held to Maturity

Mortgage-Backed Securities	$17,926	$88,685	$84,193	$1,051,546	$102,119	$1,140,231

Total	$17,926	$88,685	$84,193	$1,051,546	$102,119	$1,140,231

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses at March 31, 2005 relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 7 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	March 31, 2005	December 31, 2004
Impaired loans with a valuation allowance	$24,718	$3,097

Total impaired loans	$23,718	$3,097

Valuation allowance related to impaired loans	$—	$464
Total non-accrual loans	$663,883	$623,601

On the basis of management’s review of it’s assets, at March 31, 2005 and 2004 we had classified $343,964 and $721,557, respectively, of our assets as special mention and $404,473, and $151,511, respectively, of our assets as substandard. None of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Ottawa Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(continued)

Following is a summary of activity in the allowance for loan losses:

March 31, 2005
Balance at December 31, 2004	$438,506

Charge-offs	(13,011)
Recoveries	3,504
Provision charged to expense	22,500

Balance at March 31, 2005	$451,499

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Bank undertakes no obligation to update these forward-looking statements in the future. The Bank cautions readers of this report that a number of important factors could cause the Bank’s actual results subsequent to March 31, 2005 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Bank include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our banking approach and the products and services the Bank offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

During the period from March 2000 until April 2004, as part of our investment activities, the Bank purchased loan participations from CLC of Oak Brook, Illinois. In April 2004, the Bank was informed by its regulators, the FDIC and OBRE, that CLC had misappropriated funds from loans it was servicing for others. At that time, the Bank had 39 outstanding loan participations with CLC in the aggregate amount of approximately $15 million. In May 2004, CLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2004, CLC’s remaining assets were transferred to the CLC Creditors Trust.

In December 2004, the Bank received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in commercial real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. Although the Bank has retained certain unsecured claims against the CLC Creditors Trust, the Bank has written off the remaining $9.3 million of the Bank’s investment in the CLC loan participations. The Bank’s financial results reflect these losses in the years in which they occurred.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

The Bank’s total assets increased $4.0 million, or 2.35%, to $173.3 million at March 31, 2005, from $169.3 million at December 31, 2004. The increase reflected growth in securities available for sale of $8.6 million, funded by an increase in deposits from depositors in anticipation of their purchase of stock in the initial public offering of Ottawa Savings Bancorp, Inc. This increase in securities available for sale was offset by a decrease in loans of $4.1 million.

Cash and cash equivalents decreased $1.5 million to $3.5 million at March 31, 2005 from $5.0 million at December 31, 2004, and these funds were reinvested in available for sale securities in accordance with the Bank’s policy of maximizing its return on assets.

Securities available for sale increased $8.6 million, or 28.1%, to $39.2 million at March 31, 2005 from $30.6 million at December 31, 2004. The increase was the result of investment of additional funds available from the increase in customer deposits in anticipation of the initial public offering of Ottawa Savings Bancorp, Inc.

Loans decreased $4.1 million, or 3.57%, to $110.7 million at March 31, 2005, from $114.8 million at December 31, 2004. The decrease in loans was the result of normal paydowns in our loan portfolio.

Total deposits increased $4.1 million, or 2.64%, to $160.8 million at March 31, 2005, from $156.7 million at December 31, 2004. The increase reflected additional customer deposits made in anticipation of participating in the initial public offering of Ottawa Savings Bancorp, Inc.

Equity decreased $158,000, or 1.43%, to $10.8 million at March 31, 2005, from $11.0 million at December 31, 2004. This decrease in equity reflects net income for the quarter ended March 31, 2005 of $178,000 offset by a decrease in other comprehensive income of $336,000 for the same period, which was due to the change in value of the available for sale securities portfolio triggered by an increase in interest rates.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

Net Income. The Bank had net income of $178,000 for the three months ended March 31, 2005, compared to a net loss of $3.2 million for the three months ended March 31, 2004. The increase in net income was principally the result of a $5.4 million decrease in our provision for loan losses that we made in 2004 as a result of the CLC loans.

Interest and Dividend Income. Interest and dividend income decreased $8,000, or 0.38%, to $2.2 million for the three months ended March 31, 2005. This decrease in interest and dividend income was primarily due to a decrease in the average yield on interest earning assets to 5.27% from 5.69% for the three months ended March 31, 2005 compared to the same period in 2004, offset by an increase of $11.4 million in average interest earning assets to $165.0 million from $153.7 million.

Interest Expense. Interest expense increased $74,000, or 7.32%, to $1.1 million for the three months ended March 31, 2005, from $1.0 million for the three months ended March 31, 2004. This increase in interest expense reflects an increase of $14.6 million in average deposits, offset by a decrease in the cost of deposits to 2.76% from 2.83%.

Net Interest Income. Net interest income decreased $82,000, or 6.94%, to $1.1 million for the three months ended March 31, 2005, from $1.2 million for the three months ended March 31, 2004. This decrease in net interest income reflects a decrease in our net interest rate spread. As a result of the loss of earnings on the $9.5 million of CLC loans that we charged off, our net interest rate spread for the three months ended March 31, 2005 decreased to 2.52% from 2.85% for the three months ended March 31, 2004. As a result of an increase in the interest rates we pay on deposits, our net interest margin for the three months ended March 31, 2005 decreased to 2.66% from 3.07% for the three months ended March 31, 2004. The ratio of interest-earning assets to interest-bearing liabilities decreased to 105.48% from 108.30%.

Provision for Loan Losses. Management recorded provisions for loan losses of $22,000 and $5.5 million for the three months ended March 31, 2005 and 2004, respectively. Management established a loss provision in 2004 of $5.5 million based on the amount of CLC loans that were in the loan portfolio at March 31, 2004 as well as a general review of the portfolio on such date. Management believes that the allowance as of March 31, 2005 is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. Other income decreased $3,000, or 6.5%, to $40,000 for the three months ended March 31, 2005, from $43,000 for the three months ended March 31, 2004.

Other Expenses. Other expenses increased $227,000, or 37.86%, to $826,000 for the three months ended March 31, 2005, from $599,000 for the three months ended March 31, 2004. The increase was primarily due to increases in fees for audit, accounting, and compliance of $136,000 and legal fees of $29,000 caused by matters relating to the CLC loans and the audit of our 2004 and 2003 financial statements.

Income Taxes. Income tax expense was $111,000 for the three months ended March 31, 2005, compared to an income tax benefit of $1.6 million for the same period in 2004. The income tax expense/benefit is a direct result of the pre tax income/loss for the applicable period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize Federal Home Loan Bank advances as needed. There were no Federal Home Loan Bank advances at March 31, 2005 or December 31, 2004.

At March 31, 2005 Ottawa Savings Bank had outstanding commitments to originate $3.1 million in loans. In addition, as of March 31, 2005, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $69.5 million. Ottawa Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If Ottawa Savings Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of March 31, 2005, Ottawa Savings Bank had $42.1 million of available credit from the Federal Home Loan Bank of Chicago.

From December 31, 2004 through March 31, 2005, we received proceeds of $1.7 million from maturities, calls and paydowns of available for sale and held to maturity securities. These proceeds were primarily reinvested in available for sale securities.

Capital. Ottawa Savings Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. Ottawa Savings Bank exceeded each of its capital requirements with ratios at March 31, 2005 of 6.22%, 9.07% and 9.50%, respectively, and with ratios at December 31, 2004 of 5.44%, 8.63%, and 9.04%, respectively. We anticipate that completion of the common stock offering by Ottawa Savings Bancorp, Inc. will increase the capital of Ottawa Savings Bank.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company is in the process of completing its initial public offering of common stock. During the quarterly period ending March 31, 2005, the Company was not subject to the periodic reporting requirements under the Securities Exchange Act of 1934 or the SEC’s rules and regulations relating to disclosure controls and procedures and internal control over financial reporting; however, the Company was in the process of designing and implementing disclosure controls and procedures.

Based on the material weaknesses discussed below, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

Changes in Internal Control Over Financial Reporting

During the audit of our 2003 and 2004 financial statements in connection with our initial public offering, McGladrey & Pullen, LLP, our independent registered accounting firm, identified three material weaknesses in our internal control over financial reporting. These weaknesses related to: (i) our review and grading of our commercial participation loans for the purpose of evaluating the borrower’s financial condition and assessing the borrower’s results of operations as compared to projected results of operations; (ii) our system of monitoring compensation-related liabilities; and (iii) our lack of a system to account for deferred taxes.

To address these weaknesses, management has: (i) instituted a monitoring system to ensure that all loan losses are estimated and recorded in the month the losses are incurred; (ii) instituted a monitoring system to ensure that compensation-related liabilities are estimated and recorded on a monthly basis; and (iii) created an inventory of accumulated temporary tax differences, which will be updated on a monthly basis.

The Company considered these matters in connection with the quarter end closing of accounts and preparation of related quarterly financial statements at and as of March 31, 2005 and determined that no financial statements included in this report were materially affected by such matters.

We made no other change in our internal control over financial reporting during the quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

ITEM 1 - LEGAL PROCEEDING

Ottawa Savings Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of Ottawa Savings Bank.

ITEM 2 - UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
2.1	Second Amended and Restated Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

3.1	Charter of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

4.0	Form of stock certificate of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: June 30, 2005	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 30, 2005	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)