Form 10QSB
period 2005-06-30
Ottawa Savings Bancorp, Inc.
filed 2005-08-12
CIK 1321070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 000-51367

OTTAWA SAVINGS BANCORP, INC.

(Exact name of small business issuer specified in its charter)

United States	20-3074627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

925 LaSalle Street

Ottawa, Illinois 61350

(Address of principal executive offices)

(815) 433-2525

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year,

if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 9, 2005
Common Stock, $0.01 par value	1,001,210

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

OTTAWA SAVINGS BANCORP, INC.

FORM 10-QSB

For the quarterly period ended June 30, 2005

See accompanying notes to these unaudited consolidated financial statements

Ottawa Savings Bank and Subsidiary

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(Unaudited)

	June 30 2005	December 31, 2004
Assets
Cash and due from banks	$10,438,685	$5,019,738
Securities held to maturity (fair value of $1,565,866 at June 30, 2005 and $1,760,205 at December 31, 2004)	1,634,763	1,817,836
Securities available for sale	37,709,635	30,640,223
Federal Home Loan Bank stock, at cost	4,000,000	5,661,000
Loans, net of allowance for loan losses of $428,999 at June 30, 2005 and $438,506 at December 31, 2004	116,919,828	114,825,931
Premises and equipment, net	7,487,258	6,253,562
Accrued interest receivable	776,430	704,701
Mortgage servicing rights	117,869	112,537
Income tax refund receivable	592,292	973,584
Foreclosed real estate	60,000	209,983
Deferred tax asset	2,296,360	2,452,850
Other assets	1,126,973	612,783

Total assets	$183,160,093	$169,284,728

Liabilities and Equity
Liabilities
Deposits:
Non-interest bearing	$8,886,074	$1,614,393
Interest bearing	161,085,001	155,039,342

Total deposits	169,971,075	156,653,735
Accrued interest payable	96,864	13,404
Other liabilities	1,664,476	1,612,086

Total liabilities	171,732,415	158,279,225

Equity
Retained earnings	11,484,263	10,980,517
Accumulated other comprehensive income (loss)	(56,585)	24,986

Total equity	11,427,678	11,005,503

Total liabilities and equity	$183,160,093	$169,284,728

See accompanying notes to these unaudited consolidated financial statements

Ottawa Savings Bank and Subsidiary

Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$1,731,874	$1,559,747	$3,433,364	$3,274,593
Securities
Mortgage-backed and related securities	260,031	153,502	506,121	291,154
U.S. Government and agency securities	181,438	154,041	303,249	339,465
Dividends	76,773	131,815	155,037	274,091
Interest-bearing deposits	19,133	$3,737	47,814	8,091

Total interest and dividend income	2,269,249	2,002,842	4,445,585	4,187,394

Interest expense:
Deposits	1,143,089	996,686	2,221,912	2,001,899
Advances from Federal Home Loan Bank	—	343	—	343

Total interest expense	1,143,089	997,029	2,221,912	2,002,242

Net interest income	1,126,160	1,005,813	2,223,673	2,185,152

Provision for loan losses	(22,500)	1,889,408	—	7,346,408

Net interest income (loss) after provision for loan losses	1,148,660	(883,595)	2,223,673	(5,161,256)

Other income
Gain (loss) on sales of securities available for sale	(201)	1,661	(201)	1,973
Gain on sale of loans	11,957	30,812	23,592	51,836
Customer service fees	28,648	20,678	53,326	40,455
Reimbursement of organization costs for CLC Trust	74,297	—	74,297	—
Other	9,319	1,489	13,370	3,547

Total other income	124,020	54,640	164,384	97,811

Other expenses:
Salaries and employee benefits	409,875	338,996	779,147	687,580
Directors fees	16,758	23,100	38,658	46,200
Occupancy	77,543	76,001	147,777	124,540
Deposit insurance premium	5,521	5,378	10,865	10,402
Legal and professional services	78,971	37,009	261,076	54,426
Data processing	53,768	38,692	103,368	75,140
Advertising	24,662	16,509	41,932	42,419
Other	102,463	94,641	212,977	188,940

Total other expenses	769,561	630,326	1,595,800	1,229,647

Income (loss) before income taxes	503,119	(1,459,281)	792,257	(6,293,092)
Income tax expense (benefit)	177,927	(496,154)	288,511	(2,139,650)

Net income (loss)	$325,192	$(963,127)	$503,746	$(4,153,442)

See accompanying notes to these unaudited consolidated financial statements

Ottawa Savings Bank and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Comprehensive (loss):
Net income (loss)	$503,746	$(4,153,442)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during period, net of taxes of $(42,022) and $(160,045) for 2005 and 2004, respectively	(81,438)	(310,676)
Reclassification adjustment for income included in net income, net of tax expense of $(68) and benefit of $671, respectively.	(133)	1,302

Comprehensive income (loss)	$422,175	$(4,462,816)

See accompanying notes to these unaudited consolidated financial statements

Ottawa Savings Bank and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities
Net Income (loss)	$503,746	$(4,153,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	58,852	44,690
Provision for loan losses	—	7,346,408
Provision for deferred income taxes	198,580	(1,301,978)
Net amortization of premiums and discounts on securities	6,858	(2,254)
Federal Home Loan Bank stock dividend	(155,037)	(274,000)
Loss (gain) on sale of available for sale securities	201	(1,973)
Origination of loans to be sold to FHLMC	(934,384)	(3,526,200)
Proceeds received on sale of loans to FHLMC	957,976	3,458,036
Loss (gain) on sale of loans	(23,592)	(51,836)

Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(71,729)	85,916
(Increase) decrease in other assets and tax refund receivable	(138,230)	(786,271)
Increase (decrease) in accrued interest payable and other liabilities	(13,743)	(581,571)

Net cash provided by (used in) operating activities	389,498	255,525

Cash flows from investing activities
Securities available for sale:
Purchases	(11,843,745)	(4,747,417)
Sales, maturities and paydowns	4,643,613	6,108,967
Securities held to maturity:
Paydowns	183,073	264,996
Net (increase) in loans	(2,033,897)	(10,569,591)
Proceeds on sale of OREO	89,983	—
Purchase of property and equipment	(1,292,548)	(1,061,164)
Sale of Federal Home Loan Bank stock	1,816,037	—

Net cash (used in) investing activities	(8,437,484)	(10,004,209)

Cash flows from financing activities
Net increase in deposits Increase in FHLB advances	13,317,340 —	7,580,491 1,250,000
Change in advances from borrowers for taxes and insurance	149,593	125,414

Net cash provided by financing activities	13,466,933	8,955,905

Net increase (decrease) in cash and due from banks	5,418,947	(792,779)

Cash and due from banks:
Beginning of period	5,019,738	3,383,751

End of period	$10,438,685	$2,590,972

Supplemental schedule of noncash investing and financing activities:
Real Estate acquired through or in lieu of foreclosure	$60,000	$—
Sale of OREO through loan origination	120,000
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid to depositors	2,138,452	2,002,614
Income taxes, net of refunds received	(291,292)	249,331

See accompanying notes to these unaudited consolidated financial statements

Ottawa Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. is the federally chartered savings and loan holding company of Ottawa Savings Bank (the Bank) and was formed upon completion of the Bank’s reorganization from a mutual to stock form of organization on July 5, 2005. As of June 30, 2005, Ottawa Savings Bancorp, Inc. had not been formed and, therefore, no financial statements are included herein.

The Bank is a community and customer oriented mutual savings bank organized under the laws of the State of Illinois. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one- to four-family residential loans, consumer loans and other loans. The Bank completed its plan of conversion on July 5, 2005 (see Note 5), and upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank. The Bank completed its reorganization on that same date, pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to Ottawa Savings Bancorp, Inc. As part of the reorganization, Ottawa Savings Bancorp, Inc. issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp, MHC.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Bank. The consolidated financial statements of the Bank have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Bank. In the opinion of the Bank’s management, all adjustments, consisting of normal recurring adjustments, which the Bank considers necessary to fairly state the Bank’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Bank for the year ended December 31, 2004. The results of the Bank’s operations for any interim period are not necessarily indicative of the results of the Bank’s operations for any other interim period or for a full fiscal year.

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

At June 30, 2005, there were no material changes in the Bank’s significant accounting policies or critical accounting estimates from those disclosed in the Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on March 18, 2005 and declared effective on May 16, 2005 (File Number 333-123455).

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

The conversion was completed on July 5, 2005 when the Company issued 1,001,210 shares of common stock to the public resulting in $10,012,100 of gross proceeds. An additional 1,223,701 shares were issued to the mutual holding company formed as part of the reorganization, Ottawa Savings Bancorp, MHC. Costs to complete the stock offering of $846,886 were deducted from the gross proceeds of the offering.

Ottawa Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 6 – INVESTMENT SECURITIES

Securities with gross unrealized losses at June 30,2005.

	< 12 months		> 12 months		Total
Months to Maturity	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Available for Sale

U.S. Treasury and Agency Securities	$29,085	$4,967,947	$49,097	$3,600,903	$78,182	$8,568,850
Mortgage-Backed Securities	$122,639	$10,235,180	$49,805	$2,747,051	$172,444	$12,982,231

Total	$151,724	$15,203,127	$98,902	$6,347,954	$250,626	$21,551,081

Held to Maturity

Mortgage-Backed Securities	$—	$—	$84,850	$1,076,985	$84,850	$1,076,985

Total	$—	$—	$84,850	$1,076,985	$84,850	$1,076,985

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

The unrealized losses at June 30, 2005 relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 7 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At June 30, 2005	At December 31, 2004
Impaired loans with a valuation allowance	$39,155	$3,097

Total impaired loans	$39,155	$3,097

Valuation allowance related to impaired loans	$5,874	$464
Total non-accrual loans	$1,380,209	$623,601

On the basis of management’s review of its assets, at June 30, 2005 and December 31, 2004 we had classified $575,640 and $433,646, respectively, of our assets as special mention and $262,263, and $150,403, respectively, of our assets as substandard. None of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

Ottawa Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(continued)

Following is a summary of activity in the allowance for loan losses for the six months ended 2005

At June 30, 2005
Balance at December 31, 2004	$438,506
Charge-offs	(13,011)
Recoveries	3,504
Provision charged to expense	—

Balance at June 30, 2005	$428,999

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Bank undertakes no obligation to update these forward-looking statements in the future. The Bank cautions readers of this report that a number of important factors could cause the Bank’s actual results subsequent to June 30, 2005 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Bank include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our banking approach and the products and services the Bank offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

During the period from March 2000 until April 2004, as part of our investment activities, the Bank purchased loan participations from CLC of Oak Brook, Illinois. In April 2004, the Bank was informed by its regulators, the FDIC and Illinois Office of Banks and Real Estate (“OBRE”), that CLC had misappropriated funds from loans it was servicing for others. At that time, the Bank had 39 outstanding loan participations with CLC in the aggregate amount of approximately $15 million. In May 2004, CLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2004, CLC’s remaining assets were transferred to the CLC Creditors Trust.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004

The Bank’s total assets increased $13.9 million, or 8.20%, to $183.2 million at June 30, 2005, from $169.3 million at December 31, 2004. The increase reflected growth in securities available for sale of $7.1 million and an increase in cash and cash equivalents of $5.4 million, funded by an increase in deposits from depositors in anticipation of their purchase of stock in the initial public offering of Ottawa Savings Bancorp, Inc.

Cash and cash equivalents increased $5.4 million to $10.4 million at June 30, 2005 from $5.0 million at December 31, 2004, and these funds were reinvested in loans and available for sale securities in accordance with the Bank’s policy of maximizing its return on assets.

Securities available for sale increased $7.1 million, or 23.07%, to $37.7 million at June 30, 2005 from $30.6 million at December 31, 2004. The increase was the result of investment of additional funds available from the increase in customer deposits in anticipation of the initial public offering of Ottawa Savings Bancorp, Inc.

Loans increased $2.1 million, or 1.82%, to $116.9 million at June 30, 2005, from $114.8 million at December 31, 2004. The increase in loans was the result of normal activity in our loan portfolio.

Total deposits increased $13.3 million, or 8.50%, to $170.0 million at June 30, 2005, from $156.7 million at December 31, 2004. The increase reflected additional customer deposits made in anticipation of participating in the initial public offering of Ottawa Savings Bancorp, Inc.

Equity increased $422,000, or 3.84%, to $11.4 million at June 30, 2005, from $11.0 million at December 31, 2004. This increase in equity reflects net income for the six months ended June 30, 2005 of $504,000 offset by a decrease in other comprehensive income of $82,000 for the same period, which was due to the change in value of the available for sale securities portfolio triggered by an increase in interest rates.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

Net Income. The Bank had net income of $504,000 for the six months ended June 30, 2005, compared to a net loss of $4.2 million for the six months ended June 30, 2004. The increase in net income was principally the result of a $7.4 million decrease in our provision for loan losses due to the provision recorded in the first half of 2004 as a result of the CLC loans. The Bank had net income of $325,000 for the three months ended June 30, 2005, compared to a net loss of $963,000 for the three months ended June 30, 2004. The increase in net income was principally the result of a $1.9 million decrease in our provision for loan losses due to the provision recorded in the second quarter of 2004 as a result of the CLC loans.

Interest and Dividend Income. Interest and dividend income increased $258,000, or 6.17%, to $4.4 million for the six months ended June 30, 2005. This increase in interest and dividend income was primarily due to an increase in the average yield on interest earning assets to 5.59% from 5.36%, and an increase of $2.8 million in average interest earning assets to $158.9 million from $156.1 million for the six months ended June 30, 2005 compared to the same period in 2004. Interest and dividend income increased $266,000, or 13.30%, to $2.3 million for the three months ended June 30, 2005. This increase in interest and dividend income was primarily due to an increase in the average yield on interest earning assets to 5.62% from 5.51%, and an increase of $2.8 million in average interest earning assets to $161.4 million from $158.6 million for the three months ended June 30, 2005 compared to the same period in 2004.

Interest Expense. Interest expense increased $220,000, or 10.97%, to $2.2 million for the six months ended June 30, 2005, from $2.0 million for the six months ended June 30, 2004. This increase in interest expense reflects an increase of $7.3 million in average deposits, and an increase in the cost of deposits to 2.93% from 2.78% for the six months ended June 30, 2005 compared to the same period in 2004. Interest expense increased $146,000, or 14.65%, to $1.1 million for the three months ended June 30, 2005, from $1.0 million for the three months ended June 30, 2004. This increase in interest expense reflects an increase of $13.8 million in average deposits, and an increase in the cost of deposits to 2.85% from 2.72% for the three months ended June 30, 2005 compared to the same period in 2004.

Net Interest Income. Net interest income increased $39,000, or 1.76%, to $2.2 million for the six months ended June 30, 2005, from $2.2 million for the six months ended June 30, 2004. This increase in net interest income reflects a 0.08% increase in our net interest rate spread to 2.66% from 2.58% for the six months ended June 30, 2005 compared to the same period in 2004. Net interest income increased $120,000, or 11.97%, to $1.1 million for the three months ended June 30, 2005, from $1.0 million for the three months ended June 30, 2004. For the three months ended June 30, 2005 our net interest income increased primarily as a result of the bank receiving $5.6 million in cash and loans from the CLC Creditors Trust. For the same period ended June 30, 2004 the CLC loans were on non accrual status and as a result our net interest income increased even though our net interest rate spread for the three months ended June 30, 2005 decreased to 2.77% from 2.79%. The ratio of interest-earning assets to interest-bearing liabilities decreased to 104.94% for the six months ended June 30, 2005 and to 100.70% for the three months ended June 30, 2005 from 108.30% and 108.31% for the same periods in 2004

Provision for Loan Losses. For the six months ended June 30, 2005 management made no additions to the provision for loan losses. Management reduced the provisions for loan losses by $22,500 for the three months ended June 30, 2005. Management established a loss provision for the three months ended June 30, 2004 of $1.9 million based on the amount of CLC loans that were in the loan portfolio at June 30, 2004 as well as a general review of the portfolio on such date. The additional provision increased the total provision for the six months ended June 30, 2004 to $7.4 million. Management believes that the allowance as of June 30, 2005 is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. Other income increased $66,000, or 68.06%, to $164,000 for the six months ended June 30, 2005, from $98,000 for the six months ended June 30, 2004. Other income increased $69,000, or 126.98%, to $124,000 for the three months ended June 30, 2005, from $55,000 for the three months ended June 30, 2004. The increase was primarily the result of the Bank receiving reimbursement of organization expenses for the CLC Creditors Trust in the amount of $74,000.

Other Expenses. Other expenses increased $366,000, or 29.78%, to $1.6 million for the six months ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004. Other expenses increased $139,000, or 22.09%, to $770,000 for the three months ended June 30, 2005 from $630,000 for the three months ended June 30, 2004. The increases were primarily due to increases in fees for audit, accounting, and compliance, and legal fees of $207,000 for the six months ended June 30, 2005, and $42,000 for the three months ended June 30, 2005, caused by matters relating to the CLC loans and the audit of our 2004 and 2003 financial statements. For the six month period ended June 30, 2005, salaries and employee benefits increased $91,000 to $779,000 from $688,000 compared to the six month period ended June 30, 2004. For the three month period ended June 30, 2005, salaries and employee benefits increased $61,000 to $410,000 from $339,000 for the three month period ended June 30, 2004. The increases in salaries and employee benefits was the result of the Bank accruing for its Incentive Compensation Plan and increases in the cost of the Defined Benefit Retirement Plan.

Income Taxes. Income tax expense was $289,000 for the six months ended June 30, 2005, compared to an income tax benefit of $2.1 million for the same period in 2004. Income tax expense was $178,000 for the three months ended June 30, 2005, compared to an income tax benefit of $496,000 for the same period in 2004. The income tax expense/benefit is a direct result of the pre tax income/loss for the applicable period. The effective tax rate for the six months ended June 30, 2005 and 2004 was 36.42% and 34.00%, respectively. The effective tax rate for the three months ended June 30, 2005 and 2004 was 35.36% and 34.00%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize Federal Home Loan Bank advances as needed. There were no Federal Home Loan Bank advances at June 30, 2005 and $1.3 million at June 30, 2004.

At June 30, 2005 Ottawa Savings Bank had outstanding commitments to originate $5.4 million in loans. In addition, as of June 30, 2005, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $63.5 million. Ottawa Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If Ottawa Savings Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of June 30, 2005 Ottawa Savings Bank had $42.1 million of available credit from the Federal Home Loan Bank of Chicago.

From December 31, 2004 through June 30, 2005, we received proceeds of $5.0 million from maturities, calls and paydowns of available for sale and held to maturity securities. These proceeds were primarily reinvested in available for sale securities.

Capital. Ottawa Savings Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. Ottawa Savings Bank exceeded each of its capital requirements with ratios at June 30, 2005 of 5.59%, 9.61% and 10.03%, respectively, and with ratios at December 31, 2004 of 5.44%, 8.63%, and 9.04%, respectively. We anticipate that completion of the common stock offering by Ottawa Savings Bancorp, Inc. will increase the capital of Ottawa Savings Bank.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2005, the Company was in the process of completing its initial public offering of common stock. During the quarterly period ending March 31, 2005, the Company was not subject to the periodic reporting requirements under the Securities Exchange Act of 1934 or the SEC’s rules and regulations relating to disclosure controls and procedures and internal control over financial reporting; however, the Company was in the process of designing and implementing disclosure controls and procedures.

Based on the material weaknesses discussed below, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2005. As of June 30, 2005, Management had instituted corrective policies and procedures and has concluded that our disclosure controls and procedures are effective.

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

The Company considered these matters in connection with the quarter end closing of accounts and preparation of related quarterly financial statements at and as of June 30, 2005 and determined that no financial statements included in this report were materially affected by such matters.

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

OTTAWA SAVINGS BANCORP, INC. Registrant

Date: August 12, 2005	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2005	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)