Form 10QSB
period 2005-09-30
Ottawa Savings Bancorp, Inc.
filed 2005-11-14
CIK 1321070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 14, 2005
Common Stock, $0.01 par value	2,224,911 *

*	As of November 14, 2005, 1,223,701 shares were owned by Ottawa Savings Bancorp, MHC, the company’s mutual holding company.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

OTTAWA SAVINGS BANCORP, INC.

FORM 10-QSB

For the quarterly period ended September 30, 2005

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$10,118,895	$5,019,738
Securities held to maturity (fair value of $1,490,648 at September 30, 2005 and $1,760,205 at December 31, 2004)	1,553,149	1,817,836
Securities available for sale	36,131,261	30,640,223
Federal Home Loan Bank stock, at cost	4,000,000	5,661,000
Loans, net of allowance for loan losses of $403,676 at September 30, 2005 and $438,506 at December 31, 2004	118,571,135	114,825,931
Premises and equipment, net	7,988,798	6,253,562
Accrued interest receivable	701,613	704,701
Mortgage servicing rights	123,113	112,537
Income tax refund receivable	592,292	973,584
Foreclosed real estate	—	209,983
Deferred tax asset	2,282,992	2,452,850
Other assets	629,422	612,783

Total assets	$182,692,670	$169,284,728

Liabilities and Equity
Liabilities
Deposits:
Non-interest bearing	$1,714,023	$1,614,393
Interest bearing	159,975,713	155,039,342

Total deposits	161,689,736	156,653,735
Accrued interest payable	21,634	13,404
Other liabilities	1,873,512	1,612,086

Total liabilities	$163,584,882	$158,279,225

Stockholders’ Equity
Common Stock, $.01 par value; 12,000,000 shares authorized;	22,249	—
2,224,911 shares issued and outstanding
Additional Paid-in-Capital	8,520,440	—
Retained earnings	11,694,877	10,980,517
Unallocated ESOP shares	(763,140)	—
Accumulated other comprehensive income (loss)	(366,638)	24,986

Total Stockholders’ Equity	19,107,788	11,005,503

Total liabilities and equity	$182,692,670	$169,284,728

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$1,746,116	$1,581,532	$5,179,480	$4,856,125
Securities
Mortgage-backed and related securities	253,357	160,909	759,478	452,063
U.S. Government and agency securities	172,739	130,766	475,988	470,231
Dividends	57,144	133,855	212,181	407,946
Interest-bearing deposits	44,943	3,927	92,757	12,018

Total interest and dividend income	2,274,299	2,010,989	6,719,884	6,198,383

Interest expense:
Deposits	1,208,715	999,496	3,430,627	3,001,395
Advances from Federal Home Loan Bank	—	1,547	—	1,890

Total interest expense	1,208,715	1,001,043	3,430,627	3,003,285

Net interest income	1,065,584	1,009,946	3,289,257	3,195,098
Provision for loan losses	—	22,500	—	7,368,908

Net interest income (loss) after provision for loan losses	1,065,584	987,446	3,289,257	(4,173,810)
Other income
Loss on sales of securities available for sale	—	(2,072)	(201)	(99)
Gain on sale of loans	5,244	—	28,836	51,836
Customer service fees	33,144	26,165	86,470	66,620
Reimbursement of organization costs for CLC Trust	—	—	74,297	—
Other	2,159	2,004	15,529	5,551

Total other income	40,547	26,097	204,931	123,908

Other expenses:
Salaries and employee benefits	379,304	343,534	1,158,451	1,031,114
Directors fees	16,329	23,100	54,987	69,300
Occupancy	75,281	50,369	223,058	174,909
Deposit insurance premium	17,310	5,356	28,175	15,758
Legal and professional services	48,059	80,879	309,135	135,305
Data processing	53,527	46,382	156,895	121,522
Advertising	18,520	28,302	60,452	70,721
Other	116,753	73,219	329,730	262,159

Total other expenses	725,083	651,141	2,320,883	1,880,788

Income (loss) before income taxes	381,048	362,402	1,173,305	(5,930,690)
Income tax expense (benefit)	170,434	49,151	458,945	(2,090,499)

Net income (loss)	$210,614	$313,251	$714,360	$(3,840,191)

Basic and fully diluted earnings per share	$0.10	N/A	$0.10	N/A

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Comprehensive Income (loss):
Net income (loss)	$714,360	$(3,840,191)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during period, net of taxes of $(201,678) and $(65,888) for 2005 and 2004, respectively.	(391,491)	(127,902)
Reclassification adjustment for income included in net income, net of tax expense of $(68) and $(34) for 2005 and 2004 respectively.	(133)	(65)

Comprehensive income (loss)	$322,736	$(3,968,158)

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities
Net Income (loss)	$714,360	$(3,840,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	88,277	95,059
Provision for loan losses	—	7,368,908
Provision for deferred income taxes	371,604	(1,379,707)
Net amortization of premiums and discounts on securities	10,140	(3,647)
Federal Home Loan Bank stock dividend	(212,181)	(407,800)
Loss on sale of available for sale securities	201	99
Origination of loans to be sold to Freddie Mac	(2,127,231)	(4,108,833)
Proceeds received on sale of loans to Freddie Mac	2,156,067	4,014,669
Gain on sale of loans	(28,836)	(51,836)
Loss on sale of OREO	10,000	—
Change in assets and liabilities:
Decrease in accrued interest receivable	3,088	86,895
(Increase) decrease in other assets and tax refund receivable	354,077	(657,694)
Increase (decrease) in accrued interest payable and other liabilities	269,656	(449,087)

Net cash provided by operating activities	1,609,222	666,835

Cash flows from investing activities
Securities available for sale:
Purchases	(12,439,136)	(6,387,677)
Sales, maturities and paydowns	6,344,387	6,845,895
Securities held to maturity:
Paydowns	264,687	397,517
Net (increase) in loans	(3,635,204)	(11,834,751)
Proceeds on sale of OREO	89,983	—
Purchase of property and equipment	(1,823,513)	(1,682,234)
Sale of Federal Home Loan Bank stock	1,873,181	3,507,800

Net cash (used in) investing activities	(9,325,615)	(9,153,450)

Cash flows from financing activities
Net increase in deposits	5,036,001	8,899,284
Proceeds from stock offering, net of expenses	8,542,689	—
Purchase of ESOP shares	(763,140)	—

Net cash provided by financing activities	12,815,550	8,899,284

Net increase in cash and due from banks	5,099,157	412,669
Cash and due from banks:
Beginning of period	5,019,738	3,383,751

End of period	$10,118,895	$3,796,420

Supplemental schedule of noncash investing and financing activities:
Real Estate acquired through or in lieu of forclosure	$60,000	$—
Sale of OREO through loan origination	170,000	—
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid to depositors	3,422,397	3,001,329
Income taxes, net of refunds received	(293,950)	249,331

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the Company) is the federally chartered savings and loan holding company of Ottawa Savings Bank (the Bank) and was formed upon completion of the Bank’s reorganization from a mutual to stock form of organization on July 5, 2005.

The Bank is a community and customer oriented savings bank. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one- to four-family residential loans, consumer loans and other loans. The Bank completed its plan of conversion on July 5, 2005 (see Note 5), and upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank. The Bank completed its reorganization on that same date, pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to Ottawa Savings Bancorp, Inc. As part of the reorganization, Ottawa Savings Bancorp, Inc. issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp, MHC. Ottawa Savings Bank MHC is a federally chartered mutual holding company.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Company. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Bank for the year ended December 31, 2004. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At September 30, 2005, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Registration Statement on Form SB-2, as amended, initially filed with the Securities and Exchange Commission on March 18, 2005 and declared effective on May 16, 2005 (File Number 333-123455).

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

OTTAWA SAVINGS BANCORP, INC.

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

Liability for post retirement benefits. The liability for post retirement benefits was estimated based upon an actuarial report obtained by Company management from an experienced, third party actuary. Assumptions used by the actuary in the calculation include discount rates, current and future health care costs, life expectancies, and employee years of service.

NOTE 5 – ADOPTION OF PLAN OF CONVERSION

On January 20, 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion, under which the Bank would be converted from an Illinois chartered mutual savings bank to a Federally chartered mutual savings bank. Pursuant to the Bank’s plan of reorganization, the Bank converted from a Federally chartered mutual savings bank to a Federally chartered stock savings bank. All of the common stock of the Bank following the reorganization is held by Ottawa Savings Bancorp, Inc. The members of the Bank approved the plan of conversion at a meeting held on May 5, 2005. The members of the Bank approved the plan of reorganization at a meeting held on June 28, 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its members and the Bank and that the conversion would not have any adverse impact on the reserves and net worth of the Bank.

The conversion was completed on July 5, 2005 when the Company issued 1,001,210 shares of common stock to the public resulting in $10,012,100 of gross proceeds. An additional 1,223,701 shares were issued to the mutual holding company formed as part of the reorganization, Ottawa Savings Bancorp, MHC. Costs to complete the stock offering and conversion to a federal charter of $1,469,411 were deducted from the gross proceeds of the offering.

NOTE 6 – EARNINGS PER SHARE

Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding. ESOP shares which are committed to be released are considered outstanding for basic and diluted income per share.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005 **	2004
Net income available to common stockholders	$210,614	$	*	$210,614	$	*

Basic potential common shares:
Weighted average shares outstanding	2,224,911		*	2,224,911		*
Weighted average unallocated Employee Stock
Ownership Plan shares	(76,314)		*	(76,314)		*

Basic weighted average shares outstanding	2,148,597		*	2,148,597		*
Dilutive potential common shares	—		*	—		*

Dilutive weighted average shares outstanding	2,148,597		*	2,148,597		*

Basic and diluted income per share	$0.10	$	*	$0.10	$	*

*	Income per share for the three and nine months ended September 30, 2004 is not applicable since the initial public offering was completed on July 5, 2005.

**	The initial public offering was consummated on July 5, 2005. Net income for the six months ended June 30, 2005 is not included in the calculation of basic and diluted income per share for the nine months ended September 30, 2005.

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN

On July 5, 2005, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. The ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock at a price of $10.00 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets.

The $763,140 loan for the ESOP purchase was borrowed from the Company and requires annual principal payments to be made by the ESOP of approximately $76,000, plus interest at 6.25%.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – INVESTMENT SECURITIES

Securities with gross unrealized losses at September 30,2005.

	Less than 12 months to maturity		Over 12 months to maturity		Total
Available for Sale	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
U.S. Treasury and Agency Securities	$135,480	$11,049,384	$62,978	$3,587,022	$198,458	$14,636,406
Mortgage-Backed Securities	$280,984	$14,653,463	$134,828	$3,737,437	$415,811	$18,390,900

Total	$416,464	$25,702,847	$197,806	$7,324,459	$614,269	$33,027,306

Held to Maturity
Mortgage-Backed Securities	$9	$42,462	$116,177	$1,039,815	$116,186	$1,082,277

Total	$9	$42,462	$116,177	$1,039,815	$116,186	$1,082,277

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses at September 30, 2005 relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 9 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At September 30, 2005	At December 31, 2004
Impaired loans with a valuation allowance	$35,339	$3,097

Total impaired loans	$35,339	$3,097

Valuation allowance related to impaired loans	$5,301	$464
Total non-accrual loans	$1,124,820	$623,601

On the basis of management’s review of its assets, at September 30, 2005 and December 31, 2004 we had classified $744,313 and $433,646, respectively, of our assets as special mention and $137,942, and $150,403, respectively, of our assets as substandard. None of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Following is a summary of activity in the allowance for loan losses for the nine months ended September 30, 2005.

At September 30, 2005
Balance at December 31, 2004	$438,506
Charge-offs	(40,697)
Recoveries	5,867
Provision charged to expense	—

Balance at September 30, 2005	$403,676

NOTE 10 – SUBSEQUENT EVENT

On October 11, 2005, the Company received a net settlement of $189,771 on one of the previously charged-off loan participations with Commercial Loan Corporation. This settlement was recorded as a recovery to the allowance for loan losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2005 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

During the period from March 2000 until April 2004, as part of our investment activities, the Bank purchased loan participations from Commercial Loan Corporation of Oak Brook, Illinois (CLC). In April 2004, the Bank was informed by its regulators, the FDIC and Illinois Office of Banks and Real Estate (“OBRE”), that CLC had misappropriated funds from loans it was servicing for others. At that time, the Bank had 39 outstanding loan participations with CLC in the aggregate amount of approximately $15 million. In May 2004, CLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2004, CLC’s remaining assets were transferred to the CLC Creditors Trust.

In December 2004, the Bank received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in commercial real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. Although the Bank has retained certain unsecured claims against the CLC Creditors Trust, the Bank has written off the remaining $9.3 million of the Bank’s investment in the CLC loan participations. The Bank’s financial results reflect these losses in the years in which they occurred. Any future recoveries of amounts previously charged off will be recorded as a recovery to the allowance for loan loss.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

The Company’s total assets increased $13.4 million, or 7.9%, to $182.7 million at September 30, 2005, from $169.3 million at December 31, 2004. The increase reflected growth in securities available for sale of $5.5 million and an increase in cash and cash equivalents of $5.1 million, funded by increased deposits and the sale of stock in the initial public offering of Ottawa Savings Bancorp, Inc.

Cash and cash equivalents increased $5.1 million to $10.1 million at September 30, 2005 from $5.0 million at December 31, 2004, and these funds were reinvested in loans and available for sale securities in accordance with the Company’s policy of maximizing its return on assets.

Securities available for sale increased $5.5 million, or 18.0%, to $36.1 million at September 30, 2005 from $30.6 million at December 31, 2004. The increase was the result of investment of additional funds available from the increase in customer deposits and the sale of stock in the initial public offering of Ottawa Savings Bancorp, Inc.

Loans increased $3.7 million, or 3.3%, to $118.6 million at September 30, 2005, from $114.8 million at December 31, 2004. The increase in loans was the result of normal activity in our loan portfolio.

Total deposits increased $5.0 million, or 3.2%, to $161.7 million at September 30, 2005, from $156.7 million at December 31, 2004. The increase reflects normal activity in our deposit accounts.

Equity increased $8.1 million, or 73.6%, to $19.1 million at September 30, 2005, from $11.0 million at December 31, 2004. This increase in equity reflects net income for the nine months ended September 30, 2005 of $714,000 offset by a decrease in other comprehensive income of $392,000 for the same period, which was due to the change in value of the available for sale securities portfolio triggered by an increase in interest rates, and the addition of $8.5 million of additional capital from the sale of the stock in the initial public offering of Ottawa Savings Bancorp, Inc., net of unallocated ESOP Shares of $763,000.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Income. The Company had net income of $211,000 for the three months ended September 30, 2005, compared to net income of $313,000 for the three months ended September 30, 2004. The decrease in net income was principally due to an increase in net interest income and other income of $70,000, which was offset by an increase of $74,000 in non-interest expense and an increase in income tax expense of $121,000.

Interest and Dividend Income. Interest and dividend income increased $263,000, or 13.1%, to $2.3 million for the three months ended September 30, 2005. This increase in interest and dividend income was primarily due to an increase in the average yield on interest earning assets to 5.48% from 5.06%, and an increase of $6.8 million in average interest earning assets to $165.9 million from $159.1 million for the three months ended September 30, 2005 compared to the same period in 2004.

Interest Expense. Interest expense increased $208,000, or 20.8%, to $1.2 million for the three months ended September 30, 2005, from $1.0 million for the three months ended September 30, 2004. This increase in interest expense reflects an increase of $11.4 million in average deposits, and an increase in the cost of deposits to 3.04% from 2.71% for the three months ended September 30, 2005 compared to the same period in 2004.

Net Interest Income. Net interest income increased $56,000, or 5.5%, to $1.1 million for the three months ended September 2005, from $1.0 million for the three months ended September 30, 2004.

Provision for Loan Losses. For the three months ended September 30, 2005 management made no additions to the provision for loan losses. Management established a loss provision for the three months ended September 30, 2004 of $22,500 based on a general review of the loans that were in the loan portfolio at September 30, 2004. Management believes that the allowance as of September 30, 2005 is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. Other income increased $14,000, or 55.4%, to $41,000 for the three months ended September 30, 2005, from $26,000 for the three months ended September 30, 2004. The increase was primarily the result of an increase in customer service fees and gains on sale of loans.

Other Expenses. Other expenses increased $74,000, or 11.4%, to $725,000 for the three months ended September 30, 2005 from $651,000 for the three months ended September 30, 2004. The increases were primarily due to increases in compensation and benefits of $36,000, occupancy expense of $25,000 and other expenses of $44,000, partially offset by a decrease in professional and legal fees of $33,000. For the three month period ended September 30, 2005, salaries and employee benefits increased $36,000 to $379,000 from $345,000 for the three month period ended September 30, 2004. The increases in salaries and employee benefits was the result of the Company accruing for its Incentive Compensation Plan and increases in the cost of the Defined Benefit Retirement Plan. In the prior year period the Bank did not make any accruals for the Incentive Compensation Plan. The increase in occupancy expense is the result of increased real estate taxes and depreciation due to the completion of the office expansion. The decrease in the other legal expense is the result of lesser ongoing fees from the CLC bankruptcy. The increase in other expenses was primarily due to a $15,000 increase in supervisory fees.

Income Taxes. Income tax expense was $170,000 for the three months ended September 30, 2005, compared to an income tax expense of $49,000 for the same period in 2004. The income tax expense/benefit is a direct result of the pre tax income/loss for the applicable period. The effective tax rates for the three months ended September 30, 2005 and 2004 were 44.7% and 13.6%, respectively. The effective tax rate for the 2004 period is lower than typical while the effective tax rate for the 2005 period is higher than normal. Management expects that future effective tax rates will be comparable to the rates experienced in the nine month periods reported herein.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

Net Income. The Company had net income of $714,000 for the nine months ended September 30, 2005, compared to a net loss of $3.8 million for the nine months ended September 30, 2004. The increase in net income was principally the result of a $7.4 million decrease in our provision for loan losses due to the provision recorded in the first half of 2004 as a result of the CLC loans.

Interest and Dividend Income. Interest and dividend income increased $522,000, or 8.4%, to $6.7 million for the nine months ended September 30, 2005. This increase in interest and dividend income was primarily due to an increase in the average yield on interest earning assets to 5.56% from 5.36%, and an increase of $5.2 million in average interest earning assets to $161.3 million from $156.1 million for the nine months ended September 30, 2005 compared to the same period in 2004.

Interest Expense. Interest expense increased $427,000, or 14.2%, to $3.4 million for the nine months ended September 30, 2005, from $3.0 million for the nine months ended September 30, 2004. This increase in interest expense reflects an increase of $14.4 million in average deposits, and an increase in the cost of deposits to 2.89% from 2.78% for the nine months ended September 30, 2005 compared to the same period in 2004.

Net Interest Income. Net interest income increased $94,000, or 3.0%, to $3.3 million for the nine months ended September 30, 2005, from $3.2 million for the nine months ended September 30, 2004.

Provision for Loan Losses. For the nine months ended September 30, 2005 management made no additions to the provision for loan losses. Management established a loss provision for the nine months ended September 30, 2004 of $7.4 million based on the amount of CLC loans that were in the loan portfolio at September 30, 2004 as well as a general review of the portfolio on such date. Management believes that the allowance as of September 30, 2005 is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. Other income increased $81,000, or 65.4%, to $205,000 for the nine months ended September 30, 2005, from $124,000 for the nine months ended September 30, 2004. The increase was primarily the result of the Bank receiving reimbursement of organization expenses for the CLC Creditors Trust in the amount of $74,000.

Other Expenses. Other expenses increased $440,000, or 23.4%, to $2.3 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004. The increases were primarily due to increases in fees for audit, accounting, and compliance, and legal fees of $174,000 for the nine months ended September 30, 2005, caused by matters relating to the CLC loans and the audit of our 2004 and 2003 financial statements. For the nine month period ended September 30, 2005 data processing fees increased $35,000 to $157,000 from $122,000 for the nine month period ended September 30, 2004. For the nine month period ended September 30, 2005, salaries and employee benefits increased $127,000 to $1.1 million from $1.0 million for the nine month period ended September 30, 2004. The increases in salaries and employee benefits was the result of the Company accruing for its Incentive Compensation Plan and increases in the cost of the Defined Benefit Retirement Plan. In the prior year period the Bank did not make any accruals for the Incentive Compensation Plan. For the nine month period ended September 30, 2005 occupancy expense increased $48,000 to $223,000 from $175,000 for the nine month period ended September 30, 2004 as a result of increased real estate taxes and depreciation due to the completion of the office expansion project.

Income Taxes. Income tax expense was $459,000 for the nine months ended September 30, 2005, compared to an income tax benefit of $2.1 million for the same period in 2004. The income tax expense/benefit is a direct result of the pre tax income/loss for the applicable period. The effective tax rate for the nine months ended September 30, 2005 and 2004 was 39.12% and 35.25%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize Federal Home Loan Bank advances as needed. There were no Federal Home Loan Bank advances at September 30, 2005 or at December 31, 2004.

At September 30, 2005 the Bank had outstanding commitments to originate $5.9 million in loans, and unfunded lines of credit of $7.7 million. In addition, as of September 30, 2005, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $62.0 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of September 30, 2005 the Bank had $53 million of available credit from the Federal Home Loan Bank of Chicago.

From December 31, 2004 through September 30, 2005, we received proceeds of $6.6 million from maturities, calls and paydowns of available for sale and held to maturity securities. These proceeds were primarily reinvested in available for sale securities.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at September 30, 2005 of 9.40%, 18.47% and 18.91%, respectively, and with ratios at December 31, 2004 of 5.44%, 8.63%, and 9.04%, respectively.

ITEM 3.	CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

ITEM 1 - LEGAL PROCEEDING

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 2 - UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS

Exhibit No.	Description
4.0	Specimen Stock Certificate of Ottawa Savings Bancorp, Inc, (incorporated by reference to Exhibit 4.1 to company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.1	Ottawa Savings Bank Employee Stock Ownership Plan and Trust Agreement, (incorporated by reference to Exhibit 10.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.2	ESOP Loan Documents, (incorporated by reference to Exhibit 10.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.3	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement, (incorporated by reference to Exhibit 10.3 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.4	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement, (incorporated by reference to Exhibit 10.4 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.5	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement, (incorporated by reference to Exhibit 10.5 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.6	Ottawa Savings Bancorp, Inc. Director Emeritus Plan, (incorporated by reference to Exhibit 10.6 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.7	Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended).

10.8	Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.9	Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on May 16, 2005)

10.10	Amendment to Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on May 16, 2005, as amended)

10.11	Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on May 16, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: November 14, 2005	/s/ GARY L. OCEPEK
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	/s/ JON L. KRANOV
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)