Form 10KSB
period 2005-12-31
Ottawa Savings Bancorp, Inc.
filed 2006-03-29
CIK 1321070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 000-51367

OTTAWA SAVINGS BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

United States	20-3074627
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

925 LaSalle Street

Ottawa, Illinois 61350

(Address of principal executive offices)

(815) 433-2525

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The registrant’s revenues for its most recent fiscal year were $9,100,061.

As of March 10, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $8,918,415 (based on the last sale price of the common stock on the OTC Bulletin Board of $10.75 per share).

The number of shares of Common Stock of the registrant outstanding as of March 10, 2005 was 2,224,911.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

OTTAWA SAVINGS BANCORP, INC.

Form 10-KSB for Fiscal Year Ended

December 31, 2005

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Ottawa Savings Bancorp, Inc. (the Company) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the Bank) , as part of the Bank’s conversion from a mutual to a stock form of organization.

The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and commercial real estate, construction and consumer loans, which the bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing quality customer service and innovative new products. In addition, Ottawa Savings Bank completed its building expansion in May 2005, adding two drive-up lanes, a separate ATM drive-up, and an additional 7,800 square feet of office space which enhances our ability to provide quality customer service and increases our presence in the community.

Highlights of our business strategy are as follows:

•	Continue to emphasize the origination of one-to four-family mortgage loans;

•	Aggressively market core deposits;

•	Offer a broad range of financial products and services to both retail and commercial customers in the Bank’s market area;

•	Pursue opportunities to increase commercial real estate and multi-family lending in the Bank’s market area;

•	Continue to utilize conservative underwriting guidelines to limit credit risk in the Bank’s loan portfolio to achieve a high level of asset quality;

•	Consider expanding into new market areas to grow the Bank’s business through the addition of new branch locations and/or through possible acquisitions.

Market Area and Competition

The Company is headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Its market area, which benefits from its proximity to Chicago, includes all of LaSalle County.

The Bank faces significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions, mortgage companies and mortgage brokers. Our main competitors include a number of significant independent banks. In addition the Bank faces competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage and consumer credit market, such as securities companies and specialty finance companies.

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans. To a lesser extent, our loan portfolio includes multi-family and commercial real estate, construction and consumer loans. Substantially all of our loans are made within LaSalle County.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of undisbursed portion of construction loan funds, the allowance for loan losses and net deferred fees.

	At December 31,
	2005		2004
	(Dollars in Thousands)
	Amount	Percent Of Total	Amount	Percent Of Total
One-to four-family	$75,846	58.21%	$66,513	55.43%
Multi-family	11,836	9.09%	14,195	11.83%
Lines of credit	9,774	7.50%	9,047	7.54%
Commercial real estate	11,945	9.17%	8,456	7.05%
Construction	11,827	9.08%	13,411	11.18%
Consumer	9,052	6.95%	8,357	6.97%

Total loans, gross	130,280	100.00%	$119,979	100.00%

Undisbursed portion of construction loan funds	(5,008)		(4,888)
Allowance for loan losses	(391)		(439)
Deferred loan costs	58		174

Total loans, net	$124,939		$114,826

Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2005	2004
	(In Thousands )
One-to four-family	$979	$379
Multifamily	9,132	12,185
Lines of credit	—	158
Commercial real estate	5,296	4,641
Consumer	7,742	7,377

Total	$23,149	$24,740

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2005. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2005
	One-to- four family	Multifamily	Lines of credit	Commercial real estate	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$35	$3,617	$—	$1,386	$11,827	$191	$17,056

After one year
More than one year to three years	253	1,633	71	3,178	—	2,476	7,611
More than three years to five years	611	1,000	39	1,093	—	4,426	7,169
More than five years to ten years	5,449	2,915	1,422	1,165	—	1,959	12,910
More than ten years to twenty years	30,445	945	8,118	2,638	—	—	42,146
More than twenty years	39,053	1,726	124	2,485	—	—	43,388

Total due after December 31, 2006	75,811	8,219	9,774	10,559	—	8,861	113,224

Gross Loans Receivable	$75,846	$11,836	$9,774	$11,945	$11,827	$9,052	$130,280

Less:
Loans in process							(5,008)
Allowance for loan losses							(391)
Plus: Deferred loan costs							58

Total loans, net							$124,939

					Due After December 31, 2006
					Fixed	Adjustable	Total
One-to-four family					$34,416	$41,395	$75,811
Multifamily					1,870	6,349	8,219
Lines of credit					—	9,774	9,774
Commercial real estate					2,527	8,032	10,559
Consumer					8,861	—	8,861

Total					$47,674	$65,550	$113,224

One- to-Four Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated or purchased at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates, and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30 year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the National Monthly Median cost of funds ratio for all SAIF-insured institutions. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates are 5.50%, 5.75% and 6.00% for the 1, 3 and 5 year adjustable rate loans, respectively, at this time.

Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 90%. Loans with loan-to-value ratios in excess of 85% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our Board of Directors and licensed by the State of Illinois. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, or flood insurance for loans on property located in a flood zone, before closing the loan.

We participate with the USDA Rural Development Company to offer loans to qualifying customers. Loans are granted up to 100% of appraised value and the USDA guarantees up to 90% of the loan. These loans require no down payment but are subject to maximum income limitations.

Lines of Credit. We offer lines of credit, principally home equity lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 15 years. These loans are originated with maximum loan-to-value ratios of 85% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses.

Purchased Loan Participations. Presently Ottawa Savings Bank may purchase loan participations from other institutions, inside or outside of our primary market area when the underwriting and credit quality is at least equal to those loans made directly by us. The originating lead lender is responsible for monitoring the credit and regularly provides Ottawa Savings Bank with current credit reviews, including updated financial statements. A review of all documents to support the participation is conducted prior to the approval and funding by Ottawa Savings Bank. We protect our position in the loan agreement by any means legally available. We only purchase loan participations from companies that are fully regulated by a banking agency, including, but not limited to, the Office of Thrift Supervision or the Illinois Department of Financial and Professional Regulation –Division of Banking (IDFPR). Our overall exposure to any one originating financial institution or any one individual at any time is limited to 50% and 15%, respectively, of our capital as of the previous year-end.

Multi-Family and Commercial Real Estate Loans. We offer fixed rate balloon and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, single-family subdivisions and owner-occupied properties used for businesses.

We originate and purchase multi-family and commercial real estate loans with terms generally up to 25 years. Interest rates and payments on adjustable-rate loans adjust every one, three or five years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to the interest ratio used for one- to- four family loan products, plus 50 basis points to 100 basis points based on credit-worthiness and risk. The adjustment per period is 1% to 2% based on the loan contract, to a lifetime cap of 5%. Loan amounts generally do not exceed 85% of the appraised value for well-qualified borrowers.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to- four family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s credit-worthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We may require an environmental survey or impaired property insurance for multi-family and commercial real estate loans.

Construction and Land Development Loans. We originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use and land development loans for personal or commercial use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 85% of the appraised value with maximum terms of 30 years. Land development loans generally can be made with maximum loan to value of 80% and maximum term up to 10 years. The largest outstanding residential construction loan at December 31, 2005 was $460,000, $230,000 of which was disbursed. The largest outstanding land development loan at December 31, 2005 was $1.5 million, of which $222,000 was disbursed. These loans were performing according to their terms at December 31, 2005. We also make commercial construction loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan for both residential and commercial construction loans. The largest outstanding commercial construction loan at December 31, 2005 was $1.5 million, of which $1.5 million was disbursed. This loan was performing according to its terms at December 31, 2005.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of a loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan-to-value ratio of 80% of the appraisal value. Our land loans are adjustable loans with adjustments occurring every 1, 3 or 5 years, based on the original contract. Interest rate adjustments are based on the National Monthly Median cost of funds.

Consumer Loans. We offer a variety of consumer loans which include auto, share loans and personal unsecured loans to our customer base and related individuals. Unsecured loans generally have a maximum borrowing limit of $25,000 and a maximum term of four years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s credit-worthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws may limit the amount which can be recovered on such loans.

Auto Loan Participations. Ottawa Savings Bank purchases auto loan participations from regulated financial institutions. At December 31, 2005, and 2004, we had $7.7 million, and $7.4 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the sale of any given loan pool.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2005, we had an aggregate of $23.1 million in loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2005 was $1.5 million, of which $1.5 million was disbursed.

Historically, we have originated and purchased loans for investment purposes only. However, as the low interest rate environment continued, we determined to consider loan sales as part of our interest rate risk management efforts. Beginning in 2003, we began selling some of the longer-term fixed-rate loans that we originate. We sell these loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $1.8 million, and $5.7 million of loans in the years ended December 31, 2005, and 2004, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan origination purchases, sales and repayment activities for the periods indicated.

	For The Years Ended December 31,
	2005	2004
	(In Thousands)
Beginning balance, net	$114,826	$109,567
Loans originated
One-to-four family	22,299	14,678
Multifamily	450	160
Lines of credit	5,898	4,858
Commercial real estate	1,717	3,653
Construction	6,351	10,574
Consumer	1,168	735

Total loans originated	37,883	34,658
Loans purchased
One- to four-family	731	1,133
Multifamily	4,879	6,980
Lines of credit	—	—
Commercial real estate	3,434	4,374
Construction	—	—
Consumer	4,183	2,698

Total loans purchased	13,227	15,185
Loan sales(1)	(1,809)	(5,681)
Principal payments	(39,000)	(37,878)
Change in allowance for loan losses	48	(56)
Change in undisbursed loan funds	(120)	(952)
Change in deferred loan costs	(116)	(17)

Ending balance, net	$124,939	$114,826

(1)	All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.

For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $400,000 and two members of our Board of Directors must approve loans over $400,000. Secured commercial loans and commercial construction loans require the approval of a majority of the members of the Board. Our loan officers have been delegated authority to approve consumer loans up to specified limits which vary according to the product.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulations to generally 15% of our stated capital and reserves. At December 31, 2005, our regulatory limit on loans to one borrower was $1.7 million. At that date, our largest lending relationship was $1.5 million and included residential mortgage, home equity lines of credit and construction loans, all of which were performing according to the original repayment terms at December 31, 2005.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 45 days.

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 10 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. When the loan becomes 60 days past due, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management informs the Board of Directors on a monthly basis of the amount of loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property that we own. All loans in excess of 90 days past due, with the exception of lines of credit are placed on non-accrual.

DELINQUENT LOANS

Nonperforming Assets. The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2005
	60-89 Days		90 Days of More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	12	$644	12	$944	24	$1,588
Multifamily	—	—	—	—	—	—
Lines of credit	—	—	5	97	5	97
Commercial real estate	2	289	2	179	4	468
Construction	—	—	3	401	3	401
Consumer	6	72	9	83	15	155

Total	20	$1,005	31	$1,704	51	$2,709

	December 31, 2004
	60-89 Days		90 Days of More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	7	$394	7	$547	14	$941
Multifamily	—	—	—	—	—	—
Lines of credit	3	67	2	35	5	102
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	4	28	5	42	9	70

Total	14	$489	14	$624	28	$1,113

Classified Assets. Federal Deposit Insurance Corporation regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at December 31, 2005, and 2004 we had classified $1,061,000, and $448,000, respectively, of our assets as special mention and $178,000, and $21,000, respectively, of our assets as substandard. None of our assets were classified as doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

We have no other loans of concern other than as set forth in the table below:

Nonperforming Assets

	December 31,
	2005	2004
	(In Thousands)
Non-accrual:
One-to-four family	$944	$547
Commercial real estate	179	—
Construction	401	—
Consumer	83	42

Total non-accrual loans	1,607	589
Past due greater than 90 days:
Lines of credit	97	35

Total nonperforming loans	1,704	624
Foreclosed real estate	—	210

Total nonperforming assets	$1,704	$834

Ratios

	December 31,
	2005	2004
Allowance for loan losses as a percent of gross loans receivable	0.30%	0.37%
Allowance for loan losses as a percent of total nonperforming loans	22.95%	70.35%
Nonperforming loans as a percent of gross loans receivable	1.31%	0.52%
Nonperforming loans as a percent of total assets	0.92%	0.37%

The total amount of non-accrual loans increased to $1.6 million from $589,000 for the years ended December 31, 2005 and 2004, respectively. The increase is due to having four loans in the amount of $326,000 at December 31, 2005, compared to one loan in the amount of $103,000 at December 31, 2004, in foreclosure, and what management feels is a temporary increase in the number of borrowers having financial difficulties. The increase in nonperforming construction loans was the result of three loans. Two of the loans totaling $378,000 had closings pending for December 2005 that were postponed to January 2006, the closings took place and the loans have been removed from the non-performing category. The other loan for $23,000 went through the foreclosure process and has an appraised value of more that the carrying amount. The increase in nonperforming consumer loans is primarily the result of one in-house auto loan of $24,000 and seasonal increases at the two banks we purchase auto loan participations from. For the years ended December 31, 2005, and 2004, gross interest income of $37,000, and $24,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. No interest income was recognized on these loans. There are no other loans of concern that are not included in the table above.

Allowance For Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2005 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2005	2004
	(Dollars in Thousands)
Balance at beginning of year	$439	$383

Chargeoffs:
One-to-four family	1	1,876
Multifamily	—	3,331
Commercial real estate	—	2,123
Consumer	53	16

	54	7,346

Recoveries:
Multifamily	190	—
Consumer	6	11

	196	11

Net Charge-offs (recoveries)	(142)	7,335

Additions charged to operations	(190)	7,391

Balance at end of year	$391	$439

Net Charge-offs (recoveries) to average gross loans outstanding	0.12%	6.04%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2005
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	104	26.60%	58.21%
Multifamily	59	15.09%	9.09%
Lines of credit	—	—%	7.50%
Commercial real estate	124	31.71%	9.17%
Construction	—	—%	9.08%
Consumer	83	21.23%	6.95%
Unallocated	21	5.37%	—%

Total allowance for loan losses	$391	100.00%	100.00%

	2004
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	103	23.46%	55.43%
Multifamily	81	18.45%	11.83%
Lines of credit	—	—%	7.54%
Commercial real estate	116	26.42%	7.05%
Construction	—	—%	11.18%
Consumer	74	16.86%	6.97%
Unallocated	65	14.81%	—%

Total allowance for loan losses	$439	100.00%	100.00%

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, additions may be necessary if economic or other conditions in the future differ from the current environment.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. We are also required to maintain an investment in Federal Home Loan Bank of Chicago stock.

At December 31, 2005, our investment portfolio consisted primarily of U.S. agency securities with maturities of five years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, and Federal Home Loan Bank of Chicago stock.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of investment performance. Our Senior Vice President – Chief Financial Officer (CFO) is the designated investment officer and either the CFO or the President is responsible for the daily investment activities and is authorized to make investment decisions consistent with our investment policy. The Investment Committee, consisting of three external Board members, meets regularly with the President and CFO in order to review and determine investment strategies and transactions.

The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Held-to-maturity
Mortgage-Backed Securities	$1,405	$1,393	$1,818	$1,760

Available-for-sale
US Agency Securities	16,641	16,641	11,690	11,690
Mortgage-Backed Securities	21,279	21,279	18,950	18,950

Total Available-for-sale	$37,920	$37,920	$30,640	$30,640

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	At December 31, 2005
	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yeild	Carrying Value	Weighted Average Yeild	Carrying Value	Weighted Average Yeild	Carrying Value	Weighted Average Yeild	Carrying Value	Weighted Average Yeild
	(Dollars in Thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$1	8.76%	$9	7.19%	$—	—	$1,395	4.40%	$1,405	4.42%

Available for Sale Debt Securities:
U.S agency securities	$2,989	4.24%	$11,016	3.96%	$2,636	4.67%	$—	—	$16,641	4.13%
Mortgage-backed securities	32	5.99%	1,099	4.83%	153	5.68%	19,995	4.96%	21,279	4.96%

Total debt securities available for sale	$3,021	4.26%	$12,115	4.04%	$2,789	4.73%	$19,995	5.27%	$37,920	4.76%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. The vast majority of our depositors are residents of LaSalle County. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts and various retirement accounts. The Bank also is a member of the Certificate of Deposit Registry Service (CDARS), which allows the Bank to retain high deposit relationships with its depository customer base, while still allowing the customer to enjoy FDIC deposit insurance on amounts larger than $100,000. Other than our relationship with CDARS, we do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates but not be the market leader in every type and maturity.

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	December 31,
	2005		2004
	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$2,339	1.42%	$1,615	1.03%
Interest Bearing Checking	9,783	5.93%	8,900	5.68%
Money Market accounts	10,207	6.19%	5,505	3.51%
Passbook accounts	10,761	6.53%	12,120	7.74%
Certificates of Deposit accounts	131,791	79.93%	128,514	82.04%

Total deposit accounts	$164,881	100.00%	$156,654	100.00%

Certificate Accounts
1.00% to 1.99%	$2,352	1.79%	$11,266	8.77%
2.00% to 2.99%	13,369	10.14%	42,213	32.85%
3.00% to 3.99%	56,026	42.51%	50,805	39.53%
4.00% to 4.99%	58,740	44.57%	22,759	17.71%
5.00% to 5.99%	1,304	0.99%	1,471	1.14%

Total Certificate Accounts	$131,791	100.00%	$128,514	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	December 31,
	2005		2004
	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$2,289	0.00%	$1,475
Interest Bearing Checking	1.04%	9,065	1.04%	7,817
Money Market accounts	2.49%	9,020	1.30%	6,055
Passbook accounts	1.00%	11,871	0.99%	11,687
Certificate of Deposit accounts	3.81%	129,441	3.11%	121,817

Total	3.37%	$161,686	2.76%	$148,851

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2005	2004
	(In Thousands)
Beginning of period	$156,654	$140,621
Net deposits (withdrawals)	4,135	12,535
Interest credited on deposit accounts	4,092	3,498

End of period	$164,881	$156,654

Percent increase	5.25%	11.40%

The following table indicates the amount of certificates of deposit as of December 31, 2005, by time remaining until maturity.

Certificates Of Deposit

	Three Months Or Less	Over Three To Six Months	Over Six To Twelve Months	Over Twelve Months	Total
	(In Thousands)
Less than $100,000	$12,442	$11,233	$22,222	$49,118	$95,015
$100,000 or more	2,740	6,565	9,049	18,422	36,776

Total	$15,182	$17,798	$31,271	$67,540	$131,791

Certificate Maturity Schedule

	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Total
	(In Thousands)
1.00% to 1.99%	$2,352	$—	$—	$—	$—	$2,352
2.00% to 2.99%	11,185	1,750	368	66	—	13,369
3.00% to 3.99%	17,998	19,369	10,068	7,248	1,343	56,026
4.00% to 4.99%	31,412	27,013	199	—	116	58,740
5.00% to 5.99%	1,304	—	—	—	—	1,304

Total	$64,251	$48,132	$10,635	$7,314	$1,459	$131,791

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

Properties

We conduct our business through our main office. The following table sets forth certain information relating to this facility at December 31, 2005.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2005	Square Footage	Owned/ Leased	Date of Lease Expiration
925 LaSalle Street Ottawa, IL 61350	1958	$7,464,000	21,000	Owned	N/A

Personnel

At December 31, 2005, we had 21 full-time employees and 4 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only subsidiary is Ottawa Savings Bank.

REGULATION AND SUPERVISION

General

Ottawa Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits. Ottawa Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) managed by the Federal Deposit Insurance Corporation. Ottawa Savings Bank must file reports with the OTS and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ottawa Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC and Ottawa Savings Bank and their operations. Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC, as savings and bank holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Ottawa Savings Bancorp, Inc. will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

On January 20, 2005, the Board of Directors of Ottawa Savings Bank adopted the plan of conversion. On May 5, 2005, the depositors of Ottawa Savings Bank as of the record date of March 31, 2005 approved the plan of conversion by 82% of the outstanding votes of depositors. The conversion was subject to the approval of the OTS and was completed concurrently with, the completion of the reorganization and capital stock offering on July 11, 2005.

Certain of the regulatory requirements that are or will be applicable to Ottawa Savings Bank, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Ottawa Savings Bank, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Banks

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the OTS, govern the activities of federal savings banks, such as Ottawa Savings Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets. On the date of its charter conversion, Ottawa Savings Bank complied with all lending limits to be imposed by the OTS.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the OTS.

Capital Requirements. The OTS capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships, non-withdrawable accounts and remaining goodwill. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2005, the Bank met each of these capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard. Ottawa Savings Bank has not received any notice that it has failed to meet any standard prescribed by the guidelines.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Ottawa Savings Bank, it is a subsidiary of a holding company. If Ottawa Savings Bank’s capital were ever to fall below its regulatory requirements or the OTS notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2005, Ottawa Savings Bank maintained 84.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Ottawa Savings Bank’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Ottawa Savings Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such person’s control, is limited. The law restricts both the individual and aggregate amount of loans Ottawa Savings Bank may make to insiders based, in part, on Ottawa Savings Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report.

Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A material increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Ottawa Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. During the calendar year ended December 31, 2005, Financing Corporation payments for SAIF members averaged 0.0133% of assessable deposits. At December 31, 2005, Ottawa Savings Bank had paid all fees and assessments for deposit insurance.

The Federal Deposit Insurance Corporation may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the OTS. The management of Ottawa Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Ottawa Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2005 of $4.04 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by OTS regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of a savings bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the OTS to provide a written evaluation of a bank’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Ottawa Savings Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Holding Company Regulation

General. Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the OTS has enforcement authority over Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Ottawa Savings Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and OTS regulations, a mutual holding company, such as Ottawa Savings Bancorp MHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by OTS for multiple savings and loan holding companies.

Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the OTS. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Ottawa Savings Bancorp, Inc. is the stock holding company subsidiary of Ottawa Savings Bancorp MHC. Ottawa Savings Bancorp, Inc. is permitted to engage in activities that are permitted for Ottawa Savings Bancorp MHC subject to the same restrictions and conditions.

Waivers of Dividends by Ottawa Savings Bancorp MHC. OTS regulations require Ottawa Savings Bancorp MHC to notify the OTS if it proposes to waive receipt of dividends from Ottawa Savings Bancorp, Inc. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations. We anticipate that Ottawa Savings Bancorp MHC will waive dividends that Ottawa Savings Bancorp, Inc. may pay.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings bank. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws

Ottawa Savings Bancorp, Inc. common stock will continue to be registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Ottawa Savings Bancorp, Inc. will continue to be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration, under the Securities Act of 1933, of the shares of common stock does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Ottawa Savings Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Ottawa Savings Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Ottawa Savings Bancorp, Inc. meets the current public information requirements of Rule 144, each affiliate of Ottawa Savings Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Ottawa Savings Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Ottawa Savings Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002, which implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies of changes in ownership in a company’s securities by directors and executive officers.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Privacy Requirements of the GLBA

The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering

On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”). The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Other Regulations

Interest and other charges collected or contracted for by Ottawa Savings Bank are subject to state usury laws and federal laws concerning interest rates. Ottawa Savings Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Ottawa Savings Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which, effective October 28, 2004, gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2002. For its 2005 year, Ottawa Savings Bank’s maximum federal income tax rate was 35%.

Ottawa Savings Bancorp, Inc. has filed a consolidated federal income tax return with Ottawa Savings Bank. Accordingly, it is anticipated that any cash distributions made by Ottawa Savings Bancorp, Inc. to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.2 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Ottawa Savings Bank makes a “non-dividend distribution” to Ottawa Savings Bancorp, Inc. as described below.

Distributions. If Ottawa Savings Bank makes “non-dividend distributions” to Ottawa Savings Bancorp, Inc., the distributions will be considered to have been made from Ottawa Savings Bank’s unrecaptured tax bad debt reserves, to the extent of the “non-dividend distributions,” and then from Ottawa Savings Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Ottawa Savings Bank’s taxable income. Non-dividend distributions include distributions in excess of Ottawa Savings Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Ottawa Savings Bank’s current or accumulated earnings and profits will not be so included in Ottawa Savings Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Ottawa Savings Bank makes a non-dividend distribution to Ottawa Savings Bancorp, Inc., approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Ottawa Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Tax Allocation Agreement Ottawa Savings Bancorp, Inc. and Ottawa Savings Bank have executed a Tax Allocation Agreement. The purpose of this agreement is to set forth the rights and obligations of Ottawa Savings Bancorp, Inc. and Ottawa Savings Bank should they elect to file a consolidated federal and/or state combined income tax return.

Under the Tax Allocation Agreement, Ottawa Savings Bank and any of its subsidiaries will calculate their federal and state income tax liabilities as if they were filing a separate tax return. If there is tax liability calculated on this separate entity basis, Ottawa Savings Bank will pay that tax liability to Ottawa Savings Bancorp, Inc. Payments will be made no earlier than five days prior to the time that Bancorp is required to make either estimated or final tax payments for the consolidated or combined return. If Ottawa Savings Bank and its subsidiaries have a taxable loss for a year on a separate entity basis, and if that loss could have been carried back to obtain a refund, Ottawa Savings Bancorp, Inc. will pay an amount equal to such refund to Ottawa Savings Bank, whether or not any such refund is actually received on a consolidated or combined basis. If that taxable loss would not have resulted in a refund on a separate entity basis because there was no carryback available, but that loss is used on the consolidated or combined return to reduce tax liability on a consolidated or combined basis, Bancorp will pay Bank an amount equal to the tax savings from using that loss.

Ottawa Savings Bank is required to contribute to Ottawa Savings Bancorp, Inc. its share of any required estimated tax payments. When the consolidated or combined return is actually filed, if the estimated payments by Ottawa Savings Bank to Ottawa Savings Bancorp, Inc. exceed the amount of Ottawa Savings Bank’s tax liability on a separate entity basis, Ottawa Savings Bancorp, Inc. will refund the excess to Ottawa Savings Bank. If Ottawa Savings Bank’s tax liability on a separate entity basis exceeds the estimated payments it has paid to Ottawa Savings Bancorp, Inc., Ottawa Savings Bank will pay the deficiency to Ottawa Savings Bancorp, Inc.

State Taxation

Ottawa Savings Bancorp, Inc. will be subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 4.8% and 2.5%, respectively. These taxes will be imposed on our federal taxable income, with certain adjustments.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “OTTW”. At December 31, 2005, the Company had 425 record holders of its common stock. The table below shows the reported high and low bid price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2005. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions. The Company completed its initial public offering on July 11, 2005.

	2005
	High	Low	Dividends Declared
First quarter	N/A	N/A	N/A
Second quarter	N/A	N/A	N/A
Third quarter	$11.25	$10.00	$—
Fourth quarter	$11.00	$9.75	$—

Dividend Policy

The Company did not pay cash dividends on its common stock during 2005. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank. Federal and state law imposes certain limitations on dividends by savings banks. See “Supervision and Regulation.”

The Company currently has no intention to initiate, and will not initiate for a period of at least one year following completion of the conversion, any action that leads to a return of capital (as distinguished from a dividend) to stockholders of the Company.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

This discussion and analysis reflects The Company’s consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page F-1.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of money market accounts, passbook, individual retirement accounts and certificates of deposit. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of fees, service charges, and gains on the sale of loans. Non-interest expense currently consists primarily of salaries and employee benefits, directors’ fees, equipment, occupancy, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

During the period from March 2000 until April 2004, as part of our investment activities, we purchased loan participations from CLC of Oak Brook, Illinois. In April 2004, we were informed by our regulators, the FDIC and IDFPR, that CLC had misappropriated funds from loans it was servicing for others. At that time, Ottawa Savings Bank had 38 outstanding loan participations with CLC in the aggregate amount of approximately $15 million. In May 2004, CLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2004, CLC’s remaining assets were transferred to the CLC Creditors Trust.

In December 2004, we received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in commercial real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. As of December 31, 2005, all of the foregoing loans are performing according to their terms. Although we have retained certain unsecured claims against the CLC Creditors Trust, we have written off the remaining $9.5 million of our investment in the CLC loan participations. The Bank’s financial results reflect these losses in the years in which they occurred. In October 2005, the Company received a net settlement of $190,000 from the CLC Creditors Trust on one of the previously charged-off loan participations with CLC. This settlement was recorded as a recovery to the allowance for loan losses.

Forward-Looking Statements

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or income to be critical accounting policies. We consider the allowance for loan losses, market value of investment securities available for sale and the liability for post-retirement benefits to be our critical accounting policies.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Liability for post-retirement benefits. The liability for post-retirement benefits was estimated based upon an actuarial report obtained by bank management from an experienced, third party actuary. Assumptions used by the actuary in the calculation include discount rates, current and future health care costs, life expectancies, and employee years of service.

Selected Financial Data

The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-1.

	At December 31,
	2005	2004
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$185,863	$169,285
Loans, net (1)	124,939	114,826
Securities held to maturity	1,405	1,818
Securities available for sale	37,920	30,640
Deposits	164,881	156,654
Equity	19,234	11,006
Book Value per common share	$8.64	N/A

(1) Net of loans in process, deferred loan cost, and allowance for loan losses
	Years Ended December 31,
	2005	2004
	(In Thousands, except per share data)
Operation Data:
Total interest and dividend income	$8,897	$8,351
Total interest expense	4,766	4,069

Net interest income	4,131	4,282
Provision for loan losses	(190)	7,391
Other income	203	128
Other expense	3,251	2,702
Income tax expense (benefit)	405	(2,186)

Net income (loss)	$868	$(3,497)

Basic and diluted earnings per share (5)	0.17	N/A

	At or for the Years Ended December 31,
	2005	2004
Performance Ratios:
Return on average assets	0.48%	(2.11)%
Return on average equity	5.78	(24.76)
Average equity to average assets	8.38	8.52
Equity to total assets at end of period	10.35	6.50
Net interest rate spread (1)	2.45	2.49
Net interest margin (2)	2.53	2.69
Average interest-earning assets to average interest-bearing liabilities	102.58	107.77
Other expense to average assets	1.82	1.63
Efficiency ratio (3)	75.02	61.26
Regulatory Capital Ratios:
Tangible capital	9.23	5.44
Tier 1 core capital	9.23	5.44
Total risk-based capital	18.00	9.04
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	0.12%	6.04%
Allowance for loan losses to gross loans outstanding	0.30%	0.37%
Non-performing loans to gross loans	1.31%	0.52%
Non-performing assets to total assets (4)	0.92%	0.49%
Other Data:
Number of full-service offices	1	1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.

(4)	Nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

(5)	Earnings per share for the year ended December 31, 2004 is not applicable since the initial public offering was completed on July 11, 2005. Net income for the six months ended June 30, 2005 is not included in the calculation of basic and diluted earnings per share for the year ended December 31, 2005.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Our total assets increased by $16.6 million, or 9.81%, to $185.9 million at December 31, 2005, from $169.3 million at December 31, 2004. The increase in total assets was primarily the result of an increase in loans of $10.1 million, or 8.80%, an increase in securities available for sale of $7.3 million, or 23.86%, and a decrease in deferred tax assets of $712,000, or 29.03%. Premises and equipment increased by $1.8 million due to the completion of the expansion of our present facility. The increase in securities available for sale was due to our continuing strategy to enhance interest yields. The funding for these increases came from funds generated as a result of the initial public stock offering, the sales, maturities and repayments of investment securities, increased deposits and the decrease in the investment in Federal Home Loan Bank stock.

Total deposits increased $8.2 million, or 5.26%, to $164.9 million at December 31, 2005, from $156.7 million at December 31, 2004. The increase in deposits is consistent with our strategy of growing our core funding, as certificates of deposit increased by $3.3 million, checking deposits increased by $1.6 million, and an increase in money market accounts of $4.7 million. These increases were offset by a decrease in passbook accounts of $1.4 million. We did not have any borrowings at December 31, 2005 or 2004.

Equity increased $8.2 million to $19.2 million at December 31, 2005, from $11.0 million at December 31, 2004. This increase in equity reflects the addition of $8.5 million of additional capital from the sale of stock in the initial public offering of Ottawa Savings Bancorp, Inc., net of unallocated ESOP Shares of $712,000 and net income for the twelve months ended December 31, 2005 of $868,000 offset by a decrease in other comprehensive income of $447,000 for the same period, which was due to the change in value of the available for sale securities portfolio triggered by an increase in interest rates.

Comparison of Results of Operations for the Years Ended December 31, 2005 and December 31, 2004

General. Net income for the year ended December 31, 2005 was $868,000 compared to a $3.5 million loss for the year ended December 31, 2004. The increase in net income was principally the result of a $7.6 million decrease in the provision for loan losses, $7.4 million of which was made in the first three quarters of 2004 as a result of the CLC loans. More details can be found on the CLC loans in the SB-2 filed with the SEC relating to the initial public offering of the Company and in the 10-QSB for the quarters ended June 30, 2005 and September 30, 2005.

Interest Income. Interest income increased $547,000 to $8.9 million for the year ended December 31, 2005, from $8.4 million for the year ended December 31, 2005. The yield on interest-earning assets increased 19 basis points and interest-earning assets increased $4.5 million, or 2.86%, to $163.5 million for the year ended December 31, 2005 from $159.0 million for the year ended December 31, 2004.

Interest income from loans increased $429,000, or 6.56%, to $7.0 million for the year ended December 31, 2005, from $6.5 million for the year ended December 31, 2004. The increase was due to an increase in the average yield to 5.97% in 2005 from 5.39% in 2004 offset by a decrease of $4.5 million in the average balance of loans during 2005 to $116.9 million from $121.4 million in 2004. The decrease in the average balance of loans was primarily due to the write-off of $7.4 million CLC loans during 2004. Interest income from securities increased $266,000, or 21.02%, to $1.5 million for the year ended December 31, 2005, from $1.3 million for the year ended December 31, 2004. The increase resulted from a $9.7 million increase in the average balance of securities to $37.6 million from $27.9 million in 2004, offset by a decrease in the average yield to 4.08% from 4.53% in 2004. FHLB dividends decreased $260,000, or 5.09%, to $250,000 for the year ended December 31, 2005, from $510,000 for the year ended December 31, 2004. The decrease was due to a $3.0 million decrease in the average balance of FHLB stock held, and a decrease in average yield to 5.47% for the year ended December 31,2005, from 6.73% for the year ended December 31, 2004.

Interest Expense. Total interest expense increased $697,000, or 17.13%, to $4.8 million for 2005 from $4.1 million for 2004. The increase in interest expense resulted from an increase in the average cost of interest bearing liabilities to 2.99% from 2.76% in 2004, reflecting higher market interest rates during 2005, and by an $11.9 million increase in the average balance of interest bearing liabilities. The average balance of money market accounts increased $3.0 million, or 48.97%, and the average yield increased to 2.21% for the year ended December 31, 2005 compared to 1.30% for the year ended December 31, 2004. The average balance of passbook accounts increased $184,000, or 1.58%, to $11.9 million for the year ended December 31, 2005, from $11.7 million for the year ended December 31, 2004. The average balance of certificates of deposit increased $7.6 million, or 6.36%, to $129.4 million for the year ended December 31, 2005 from $121.8 million for the year ended December 31, 2004. Interest expense related to borrowings was none during 2005 and minimal during 2004.

Net Interest Income. Net interest income decreased $151,000, or 3.52%, to $4.1 million for 2005 from $4.3 million for 2004, primarily as a result of a decrease in our ratio of average interest earning assets to average interest-bearing liabilities to 102.58% for the year ended December 31, 2005, from 107.77% for the year ended December 31, 2004. Our net interest margin decreased to 2.53% for 2005 from 2.69% for 2004.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recorded a negative provision of $190,000 for the year ended December 31, 2005, as compared to a provision of $7.4 million for the year ended December 31, 2004. The provision for loan losses in 2004 was primarily established to address probable and estimable losses in our purchase of loan participations from CLC, which were subsequently written-off during 2004. We used the same methodology and generally similar assumptions in assessing the allowance for both years. The allowance for loan losses was $391,000, or 0.30% of gross loans outstanding at December 31, 2005 , as compared to $439,000, or 0.37%, of gross loans outstanding at December 31, 2004. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Determining the amount of the allowance for loan losses involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans were $1.6 million and $589,000 at December 31, 2005 and 2004, respectively. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Classified loans are assigned a higher percentage of allowance allocation. However, due to the low percentage of such loans, the balance in the allowance over the period has remained relatively stable.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

Other Income. Non-interest income increased $75,000, or 58.34%, to $203,000 for the year ended December 31, 2005, as compared to $128,000 for the year ended December 31, 2004. The primary reason for the increase in non-interest income was the receipt of $74,000 from the CLC Creditors’ Trust, as reimbursement for organization expenses paid in 2004.

Other Expense. Non-interest expense for the year ended December 31, 2005 increased $549,000, or 20.34%, to $3.3 million from $2.7 million for the year ended December 31, 2004. Legal and professional fees increased $143,000 for the year ended December 31, 2005 from 2004, primarily as a result of the additional legal and accounting services required since becoming a publicly traded company, offset by a reduction in expenses related to CLC. Salaries and benefits for the year ended December 31, 2005 increased $166,000, or 11.28%, to $1.6 million from $1.5 million for the year ended December 31, 2004 primarily due to increased salaries and increases in the cost of employee benefits. Occupancy expense for the year ended December 31, 2005 increased $104,000, or 41.22%, to $356,000 from $252,000 for the year ended December 31, 2004 as a result of the increased real estate taxes and depreciation due to the completion of the office expansion.

Income Tax Expense. We realized an income tax expense of $405,000 in 2005 as compared to an income tax benefit of $2.2 million in 2004. This variance was due to the additional provision for loan losses recorded in 2004 due to the CLC loan participations. The effective tax rates were 31.83% and 38.48% for the years ended December 31, 2005 and 2004, respectively.

Average Balance Sheet

The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Twelve Months Ending December 31,
	2005			2004
	(Dollars in Thousands)
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
ASSETS
Interest-earning assets
Securities, net (1)	$37,594	$1,532	4.08%	$27,936	$1,266	4.53%
Loans receivable, net (2)	116,885	6,976	5.97%	121,406	6,547	5.39%
Federal Home Loan Bank stock	4,571	250	5.47%	7,577	510	6.73%
Other investments	4,458	139	3.12%	2,051	28	1.37%

Total interest-earning assets	163,508	8,897	5.44%	158,970	8,351	5.25%

Non-interest-earning assets	15,580			6,748

TOTAL ASSETS	$179,088			$165,718

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$9,020	$199	2.21%	$6,055	$79	1.30%
Passbook accounts	11,871	119	1.00%	11,687	116	0.99%
Certificates of Deposit accounts	129,441	4,354	3.36%	121,817	3,791	3.11%
Checking	9,065	94	1.04%	7,817	81	1.04%
Advances from Federal Home Loan Bank	—	—	0.00%	135	2	1.48%

Total interest-bearing liabilities	159,397	4,766	2.99%	147,511	4,069	2.76%

Non-interest-bearing liabilities	4,681			4,087

TOTAL LIABILITIES	164,078			151,598
EQUITY	15,010			14,120

TOTAL LIABILITIES AND EQUITY	$179,088			$165,718

NET INTEREST INCOME		$4,131			$4,282

NET INTEREST RATE SPREAD (3)			2.45%			2.49%

NET INTEREST MARGIN (4)			2.53%			2.69%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			102.58%			107.77%

(1)	Includes unamortized discounts and premiums.

(2)	Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses, and includes non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table shows the dollar amount of changes in interest income and interest expense for major components on interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to changes in outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	2005 COMPARED TO 2004 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$438	$(172)	$266
Loans receivable, net	(244)	673	429
Federal Home Loan Bank stock	(202)	(58)	(260)
Other investments	33	78	111

Total interest-earning assets	$24	$522	$546

Interest expense on
Money Market accounts	$39	$81	$120
Passbook accounts	2	1	3
Certificates of Deposit accounts	237	326	563
Checking	13	0	13
Advances from Federal Home Loan Bank	(2)	—	(2)

Total interest-bearing liabilities	289	408	697

Change in net interest income	$(264)	$113	$(151)

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of residential mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management operating under a policy adopted by the board of directors, meets as needed to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to limit the exposure of our earnings and capital to changes in interest rates. In an attempt to accomplish this, we offer a variety of floating rate loans based on the prime rate and loans that adjust on one- to five-year intervals, based on various indices including the prime rate and U.S. treasury securities. In addition, we have attempted to lengthen the maturities of our deposit accounts by offering proportionately higher interest rates for longer term, 3-5 year certificate accounts and by increasing our core deposits, in which the overall balances are generally less volatile to interest rate fluctuations than certificate accounts.

Net Portfolio Value. The net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides institutions an interest rate sensitivity report of net portfolio value. The OTS’s simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases by 100 to 300 basis points, or decreases by 100 to 200 basis points instantaneously 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The OTS provided us the results of the interest rate sensitivity model for 2005, while the State of Illinois provided us the results of the interest rate sensitivity model for 2004, which is based on information we provided to estimate the sensitivity of our net portfolio value.

The tables below set forth, as of the periods indicated, net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

	December 31, 2005
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$11,597	$(7,240)	-38.00%	6.71%	(348)
+200	14,169	(4,668)	-25.00%	8.01%	(218)
+100	16,646	(2,191)	-12.00%	9.20%	(99)
0	18,837	—	—	10.19%	—
-100	20,431	1,594	8.00%	10.86%	67
-200	$20,989	$2,152	11.00%	11.02%	83

	December 31, 2004
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$13,155	$(4,326)	-24.75%	8.16%	(194)
+200	14,899	(2,582)	-14.77%	9.01%	(109)
+100	16,318	(1,163)	-6.65%	9.63%	(47)
0	17,481	—	—	10.10%	—
-100	18,069	588	3.36%	10.24%	14
-200	17,052	(4)	-2.45%	9.54%	(56)
-300	$15,757	$(1,724)	-9.86%	8.70%	(140)

The table above indicates that at December 31, 2005, in the event of a 100 basis point decrease in interest rates, we would experience an increase of approximately 8% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 25% in net portfolio value.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 14.2% for the year ended December 31, 2005 compared to 11.9% for the year ended December 31, 2004. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included with the Consolidated Financial Statements.

Our primary investing activities are the origination and purchase of one- to four-family, commercial real estate and multi-family and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2005, and 2004, our loan originations totaled $37.9 million and $34.7 million, respectively. For the years ended December 31, 2005, and 2004, we received $1.8 million and $5.7 million, respectively, from the sale of loans, resulting in gains of $2,000 and $29,000, respectively. Cash received from the calls, maturities and paydowns on securities totaled $7.1 million and $11.4 million for the years ended December 31, 2005, and 2004, respectively. We purchased $14.9 million and $15.0 million, respectively, in securities during the years ended December 31, 2005, and 2004. For a more detailed breakdown of our loan purchases, see the section entitled “Our Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. During the years ended December 31, 2005, and 2004, deposits increased $8.2 million and $16.0 million, respectively.

The company received $8.5 million in proceeds net of expenses, from the stock offering completed on July 11, 2005. The company used these funds to purchase investment securities and to originate and purchase loans. The company also purchased 76,314 shares of stock for the ESOP.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago to provide advances. At December 31, 2005 and 2004 we had no advances from the Federal Home Loan Bank of Chicago, but we had an available borrowing limit of $53.0 million and $43.2 million, respectively.

At December 31, 2005 we had outstanding commitments to originate loans of $4.0 million, unfunded commitments under lines of credit of $7.6 million, unfunded commitments on construction loans of $5.0 million, and unfunded standby letters of credit of $3.1 million. At December 31, 2005, certificates of deposit scheduled to mature in less than one year totaled $64.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees.” On April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay implementation of Statement 123R to the beginning of the next fiscal year. As of December 31, 2005, the Company has not yet adopted a stock option plan. Upon adoption in 2006, the Company will evaluate the methods allowed by Statement 123R and the impact of this accounting guidance on its financial condition and results of operations.

Impact of Inflation and Changing Prices

The financial statements and related notes of Ottawa Savings Bank have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors. The information required in response to this item regarding the Company’s directors will be contained in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 6, 2006 under the captions “Beneficial Ownership”; “Election of Directors—Information with Respect to Nominees for Director,” “—Members of the Board of Directors Continuing in Office,” “Board Meetings,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

(b) Executive Officers of the Company. The information required in response to this item regarding the Company’s executive officers will be contained in the Company’s Proxy Statement under the captions “Election of Directors—Executive Officers Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Election of Directors—Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Proxy Statement under the caption “Beneficial Ownership” and the information included therein is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption “Transactions with Related Persons” and the information included therein is incorporated herein by reference.

ITEM 13.	EXHIBITS

The exhibits filed as a part of this Form 10-KSB are listed in the Exhibit Index, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” and the information included therein is incorporated herein by reference.

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ottawa Savings Bancorp, Inc.

Ottawa, Illinois

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and its subsidiary, as of December 31, 2005 and 2004, and the related consolidated statements of operations, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ottawa Savings Bancorp. Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Champaign, Illinois March 2, 2006

McGladrey & Pullen LLP serves clients’ global business needs through its membership in

RSM International (an affiliation of separate and independent accounting and consulting firms).

Ottawa Savings Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$5,039,518	$5,019,738
Securities held to maturity (fair value of $1,392,860 and $1,760,205 at December 31, 2005 and 2004, respectively)	1,404,850	1,817,836
Securities available for sale	37,920,403	30,640,223
Federal Home Loan Bank stock, at cost	4,037,808	5,661,000
Loans, net of allowance for loan losses of $390,994 and $438,506 at December 31, 2005 and 2004, respectively	124,938,714	114,825,931
Premises and equipment, net	8,041,537	6,253,562
Accrued interest receivable	801,633	704,701
Mortgage servicing rights	114,813	112,537
Income tax refund receivable	1,230,032	973,584
Foreclosed real estate	—	209,983
Deferred tax asset	1,740,867	2,452,850
Other assets	592,763	612,783

Total assets	$185,862,938	$169,284,728

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,339,108	$1,614,393
Interest bearing	162,541,840	155,039,342

Total deposits	164,880,948	156,653,735
Accrued interest payable	77,000	13,404
Other liabilities	1,671,405	1,612,086

Total liabilities	166,629,353	158,279,225

Commitments and Contingencies (Notes 12 and 13)
Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued and outstanding	22,249	—
Additional Paid-in capital	8,522,984	—
Retained earnings	11,848,059	10,980,517
Unallocated ESOP shares	(712,264)	—
Accumulated other comprehensive income (loss)	(447,443)	24,986

Total Stockholders’ Equity	19,233,585	11,005,503

Total liabilities and stockholders’ equity	$185,862,938	$169,284,728

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2005 and 2004

	2005	2004
Interest and dividend income:
Interest and fees on loans	$6,975,732	$6,546,916
Securities:
Mortgage-backed and related securities	883,800	665,609
U.S. Government and agency securities	648,895	600,417
FHLB Stock	249,989	509,580
Interest-bearing deposits	138,901	28,410

Total interest and dividend income	8,897,317	8,350,932

Interest expense:
Deposits	4,766,094	4,067,137
Advances from Federal Home Loan Bank	—	1,890

Total interest expense	4,766,094	4,069,027

Net interest income	4,131,223	4,281,905
Provision for loan losses	(189,771)	7,391,408

Net interest income (loss) after provision for loan losses	4,320,994	(3,109,503)

Other income:
Gain (loss) on sales of securities available for sale	(201)	747
Gain on sale of loans	2,276	28,537
Loss on sale of foreclosed real estate	(10,000)	—
Customer service fees	120,711	91,699
Reimbursement of organization costs for CLC Trust	74,297	—
Other	15,661	7,064

Total other income	202,744	128,047

Other expenses:
Salaries and employee benefits	1,642,199	1,475,846
Directors fees	83,616	75,600
Occupancy and equipment	355,802	251,957
Deposit insurance premium	46,386	21,128
Legal and professional services	396,760	253,795
Data processing	211,574	179,527
Advertising	98,634	117,392
Other	416,268	326,454

Total other expenses	3,251,239	2,701,699

Income (loss) before income taxes	1,272,499	(5,683,155)
Income tax expense (benefit)	404,957	(2,186,443)

Net income (loss)	$867,542	$(3,496,712)

Basic and diluted earnings per share	$0.17	$—

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Equity

Years Ended December 31, 2005 and 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	$—	$—	$14,477,229	$—	$256,125	$14,733,354
Comprehensive (loss):
Net (loss )	—	—	(3,496,712)	—	—	(3,496,712)
Other comprehensive (loss), net of tax:
Unrealized losses on securities available for sale arising during period, net of taxes of $(118,817)	—	—	—	—	(230,646)	(230,646)
Reclassification adjustment for gains included in net income, net of tax benefit of $(254)	—	—	—	—	(493)	(493)

Comprehensive (loss)						(3,727,851)

Balance, December 31, 2004	—	—	10,980,517	—	24,986	11,005,503
Comprehensive income:
Net income	—	—	867,542	—	—	867,542
Other comprehensive (loss), net of tax:
Unrealized losses on securities available for sale arising during period, net of taxes of $(243,440)	—	—	—	—	(472,562)	(472,562)
Reclassification adjustment for losses included in net income, net of tax benefit of $68	—	—	—	—	133	133

Comprehensive income						395,113

Issuance of common stock, net of costs	22,249	8,520,440	—	—	—	8,542,689
Purchase of 76,314 shares by ESOP	—	—	—	(763,140)	—	(763,140)
Allocation of 5,088 of ESOP shares	—	2,544	—	50,876	—	53,420

Balance, December 31, 2005	$22,249	$8,522,984	$11,848,059	$(712,264)	$(447,443)	$19,233,585

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$867,542	$(3,496,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	177,858	111,585
Provision for loan losses	(189,771)	7,391,408
Provision for deferred income taxes	955,355	(2,195,152)
Net amortization of premiums and discounts on securities	156,339	3,776
Federal Home Loan Bank stock dividend	(173,108)	(509,400)
Loss on sale of premises and equipment	—	2,252
Loss (gain) on sale of available for sale securities	201	(747)
Origination of loans to be sold to Freddie Mac	(1,808,799)	(5,680,770)
Proceeds received on sale of loans to Freddie Mac	1,808,799	5,680,770
ESOP compensation expense	53,420	—
Gain on sale of loans	(2,276)	(28,537)
Loss on sale of foreclosed real estate	10,000	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(96,932)	44,936
(Increase) in other assets and tax refund receivable	(236,428)	(209,897)
Increase (decrease) in accrued interest payable and other liabilities	122,915	32,415

Net cash provided by operating activities	1,645,115	1,145,927

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(14,837,438)	(15,047,759)
Sales, maturities and paydowns	6,767,049	10,850,592
Securities held to maturity:
Maturities and paydowns	330,854	552,538
Net (increase) in loans	(9,813,012)	(12,860,630)
Proceeds from sale of foreclosed real estate	89,983	—
Purchase of property and equipment	(1,965,833)	(2,650,374)
Proceeds from sale of premises and equipment	—	3,500
Sale of Federal Home Loan Bank stock	1,796,300	3,609,400

Net cash (used in) investing activities	(17,632,097)	(15,542,733)

Cash Flows from Financing Activities
Net increase in deposits	8,227,213	16,032,793
Proceeds from stock offering, net of expenses	7,779,549	—
Proceeds from Federal Home Loan Bank advances	—	2,000,000
Principal reduction of Federal Home Loan Bank advances	—	(2,000,000)

Net cash provided by financing activities	16,006,762	16,032,793

Net increase in cash and due from banks	19,780	1,635,987
Cash and due from banks:
Beginning	5,019,738	3,383,751

Ending	$5,039,518	$5,019,738

(Continued)

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows, Continued

Years Ended December 31, 2005 and 2004

	2005	2004
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$4,702,498	$4,074,064
Interest paid on other borrowings	—	1,890
Income taxes, net of refunds received	(293,950)	249,331
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	60,000	209,983
Sale of foreclosed real estate through loan origination	170,000	—

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business

The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in providing a variety of financial services to individual and corporate customers in the Ottawa, Illinois area, which is primarily an agricultural area. The Bank’s primary source of revenue is single-family residential loans to middle-income individuals.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Ottawa Savings Bancorp, Inc. (the Company) and its wholly owned subsidiary Ottawa Savings Bank (the Bank) and the Illinois Valley Service Corporation, a wholly owned subsidiary of the Bank, which sells insurance. All significant intercompany transactions and balances are eliminated in consolidation.

Change in reporting entity

On January 20, 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held on May 6, 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed on July 11, 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC, and 1,001,210 shares of common stock to the public resulting in $10,012,100 of gross proceeds. Costs to complete the stock offering and conversion to a federal charter of $1,469,411 were deducted from the gross proceeds of the offering.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the market value of securities available for sale, the determination of the allowance for losses on loans and the liability for postretirement benefits.

Significant group concentration of credit risk

Most of the Company business activity is with customers within the local Ottawa area. The Company does not have any significant concentrations to any one industry or customer.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Investment securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. Securities not classified as held to maturity securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank stock

The Company, as a member of the Federal Home Loan Bank of Chicago (the “FHLBC”), is required to maintain an investment in common stock of the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value. For disclosure purposes, such stock is assumed to have a market value which is equal to cost. Dividends received on such stock are included with interest income in the consolidated statements of operations.

On October 18, 2005, the Board of Directors of the FHLBC decided to discontinue redemptions of excess or voluntary stock. Voluntary stock is stock held by members in excess of the amount required as a condition of membership or for borrowings from the FHLBC. Dividends will continue to require approval by the Federal Housing Finance Board (FHFB). In addition, the FHLBC entered into an amendment to its written agreement with the FHFB to maintain minimum total capital stock of $3.978 billion, the balance as of October 18, 2005, and provide that no stock will be redeemed if the redemption would cause the FHLBC to fail to meet any of its minimum capital requirements. The Bank may redeem excess stock in the future when the FHLBC allows redemptions.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Ottawa, Illinois and the surrounding area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the contractual life of the loan using the interest method.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is an amount necessary to absorb known and inherent losses that are both probable and reasonably estimable and is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Bank later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Foreclosed real estate

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not realizable. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Premises and equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. Premises and equipment are depreciated using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets:

Years
Buildings	5 - 50
Furniture and equipment	5 - 39

Pension plan

The Company has a pension plan covering substantially all employees. It is the policy of the Company to fund the maximum amount that can be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law.

Employee stock ownership plan

The Company has an employee stock ownership plan (ESOP) covering substantially all employees. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.

Off-balance-sheet financial instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to originate loans, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

Long-term assets

Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 13. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Earnings per share

Basic earnings per share are based on net income divided by the weighted average number of shares outstanding during the period, including unallocated and committed-to-be-released ESOP shares. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options. The Company has no common stock equivalents as of December 31, 2005 and 2004, consequently, basic and diluted earnings per share are the same.

	2005**	2004
Net income available to common stockholders	$363,796	$	*

Basic potential common shares:
Weighted average shares outstanding	2,224,911		*
Weighted average unallocated Employee Stock Ownership Plan shares	(76,286)		*

Basic weighted average shares outstanding	2,148,625		*
Dilutive potential common shares	—		*

Dilutive weighted average shares outstanding	2,148,625		*

Basic and diluted income per share	$0.17	$	*

*	Income per share for the year ended December 31, 2004 is not applicable since the initial public offering was completed on July 11, 2005.

**	The initial public offering was consummated on July 11, 2005. Net income for the six months ended June 30, 2005 is not included in the calculation of basic and diluted income per share for the year ended December 31, 2005.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Industry Segment Information

The primary source of income for the Company is interest from the origination of consumer, commercial and real estate mortgage loans along with interest on the investment in securities portfolio. The Company accepts deposits from customers in the normal course of business and within their primary market areas. The Company operates primarily in the banking industry which accounts for more than 99% of its revenues, operating income and assets, with the remaining operations coming from activities of the Ottawa Savings Bancorp, Inc. and Illinois Valley Service Corporation. The Company uses the “management approach” for reporting information about segments in the annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the management approach model, the Company has determined that its business is comprised of a single operating segment.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB opinion No. 25 “Accounting for Stock Issued to Employees.” On April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay implementation of Statement 123R to the beginning of the next fiscal year. As of December 31, 2005, the Company had not yet adopted a stock option plan. Upon adoption in 2006, the Company will evaluate the method of adoption allowed by Statement 123R and the impact of this accounting guidance on its financial condition and results of operations.

Reclassification

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications have no impact on previously reported net income (loss) or stockholders’ equity.

Note 2.	Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances amounted to $25,000 in each year.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3.	Investment Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses, follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
December 31, 2005:
Mortgage-backed securities	$1,404,850	$6,006	$17,996	$1,392,860

Available for Sale
December 31, 2005:
U.S. agency securities	$16,833,221	$27,766	$220,276	$16,640,711
Mortgage-backed securities	21,765,125	13,663	499,096	21,279,692

	$38,598,346	$41,429	$719,372	$37,920,403

Held to Maturity
December 31, 2004:
Mortgage-backed securities	$1,817,836	$26,771	$84,402	$1,760,205

Available for Sale
December 31, 2004:
U.S. agency securities	$11,642,161	$111,655	$64,184	$11,689,632
Mortgage-backed securities	18,960,204	113,970	123,583	18,950,591

	$30,602,365	$225,625	$187,767	$30,640,223

At December 31, 2005 and 2004, U.S. agency securities with a carrying value of approximately $4,800,000 and $5,076,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value at December 31, 2005, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3.	Investment Securities (Continued)

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$3,000,000	$2,989,160
Due after one year through five years	—	—	11,146,216	11,015,292
Due after five through ten years	—	—	2,687,005	2,636,259
Due after ten years	—	—	—	—
Mortgage-backed securities	1,404,850	1,392,860	21,765,125	21,279,692

	$1,404,850	$1,392,860	$38,598,346	$37,920,403

There were no gross realized gains in 2005 and $2,444 in 2004. Gross realized losses amounted to $201 and $1,697, in 2005 and 2004 respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $68 and $(254), in 2005 and 2004, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2005
Securities Available for Sale
Debt securities:
U.S. agency securities	$8,097,124	$90,972	$6,518,407	$129,304	$14,615,531	$220,276
Mortgage-backed securities	10,963,128	169,962	9,980,440	329,134	20,943,568	499,096

	$19,060,252	$260,934	$16,498,847	$458,438	$35,559,099	$719,372

Securities Held to Maturity
Mortgage-backed securities	$41,604	$249	$848,496	$17,747	$890,100	$17,996

December 31, 2004
Securities Available for Sale
Debt securities:
U.S. agency securities	$2,976,249	$20,157	$3,605,973	$44,027	$6,582,222	$64,184
Mortgage-backed securities	8,448,507	78,738	2,056,285	44,845	10,504,792	123,583

	$11,424,756	$98,895	$5,662,258	$88,872	$17,087,014	$187,767

Securities Held to Maturity
Mortgage-backed securities	$60,186	$707	$1,115,214	$83,695	$1,175,400	$84,402

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3.	Investment Securities (Continued)

At December 31, 2005, 53 securities have unrealized losses with aggregate depreciation of 1.98% from the Company’s amortized cost basis. These unrealized losses relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Note 4.	Loans

The components of loans are as follows:

	December 31,
	2005	2004
Mortgage loans:
Secured by one-to-four family residences	$75,845,981	$66,512,673
Multi-family	11,835,958	14,195,149
Construction	11,827,236	13,410,980
Home equity lines of credit	9,027,559	8,888,535

	108,536,734	103,007,337
Less:
Undisbursed portion of construction and other mortgage loans	(5,007,805)	(4,888,072)

Total mortgage loans	103,528,929	98,119,265
Other loans:
Commercial real estate	11,944,465	8,456,146
Commercial lines of credit	746,496	158,185
Consumer loans	9,051,623	8,356,826

	125,271,513	115,090,422
Less: Allowance for loan losses	(390,994)	(438,506)
Plus: Deferred loan costs	58,195	174,015

Loans, net	$124,938,714	$114,825,931

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4.	Loans (Continued)

Activity in the allowance for loan losses is summarized as follows for the year ended December 31:

	2005	2004
Balance at beginning of year	$438,506	$383,120
Provision charged to (recovered from) income	(189,771)	7,391,408
Loans charged off	(53,532)	(7,347,508)
Recoveries of loans previously charged off	195,791	11,486

Balance at end of year	$390,994	$438,506

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on their review, the allowance account was reduced by $189,771 during 2005 to better reflect the credit risk in the loan portfolio.

During the period March 2000 until April 2004, the Bank purchased loan participations and in April 2004, it was determined that one of the selling entities had misappropriated funds. Upon investigation, the Bank determined that the misappropriation of funds occurred between December 2002 and April 2004. As a result, the loan losses were recorded in the years the losses related to. No provision for loan loss or charge-off related to these loans was recognized for the year ending December 31, 2005, compared with a provision for loan loss and an equal amount of charge-off of $7,300,656 recognized in 2004.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2005	2004
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	49,845	3,097

Total impaired loans	$49,845	$3,097

Valuation allowance related to impaired loans	$7,477	$464

Total non-accrual loans	$1,607,465	$588,701

Total loans past due ninety days or more and still accruing	$96,594	$34,900

	Years Ended December 31,
	2005	2004
Average investment in impaired loans	$33,702	$3,325

Interest income recognized on impaired loans	$—	$—

Interest income recognized on a cash basis on impaired loans	$—	$—

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4.	Loans (Continued)

No additional funds are committed to be advanced in connection with impaired loans.

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and companies in which they have a 10% or more beneficial ownership. In the opinion of management, these loans are made with substantially the same terms, including interest rate and collateral as those prevailing for comparable transactions with other customers and do not involve more than the normal risk of collectibility. Changes in loans to officers and directors for the years ended December 31, 2005 and 2004 are summarized as follows:

	December 31,
	2005	2004
Balance, beginning of year	$194,547	$285,802
Additions	459,075	—
Repayments	(374,992)	(91,255)

Balance, end of year	$278,630	$194,547

Note 5.	Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $17,234,726 and $16,270,456 at December 31, 2005 and 2004, respectively.

The fair values of these servicing rights were $114,813 and $112,537 at December 31, 2005 and 2004, respectively. The fair value of servicing rights was determined using discount rates, prepayment speeds, depending upon the stratification of the specific right, and a weighted average default rate.

Note 6.	Accrued Interest Receivable

Accrued interest receivable at December 31 is summarized as follows:

	2005	2004
U.S. agency securities	$155,312	$123,228
Mortgage-backed securities	92,590	80,355
Loans	553,731	501,118

	$801,633	$704,701

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7.	Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2005	2004
Cost:
Land	$1,966,898	$1,971,898
Buildings	6,479,925	2,898,535
Furniture and equipment	1,439,870	1,237,373
Construction in progress	—	1,979,856

	9,886,693	8,087,662
Less: Accumulated depreciation	1,845,156	1,834,100

	$8,041,537	$6,253,562

Note 8.	Deposits

Deposits at December 31, 2005 and 2004 are summarized as follows:

	2005		2004
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$2,339,108	1.42%	$1,614,393	1.03%

Interest bearing checking	9,782,553	5.93%	8,900,331	5.68%
Money market	10,206,495	6.19%	5,505,274	3.51%
Passbook savings	10,761,313	6.53%	12,119,487	7.74%
Certificates of deposit	131,791,479	79.93%	128,514,250	82.04%

Interest bearing	162,541,840	98.58%	155,039,342	98.97%

Total	$164,880,948	100.00%	$156,653,735	100.00%

Interest expense on deposits for the years ended December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Money market	$199,553	$78,324
Passbook savings	118,662	116,049
Certificates of deposit	4,353,797	3,792,082
Checking	94,082	80,682

	$4,766,094	$4,067,137

Deposits from directors, principal officers, their immediate families at December 31, 2005 and 2004 were $673,585 and $749,402, respectively.

The aggregate amount of public deposits was approximately $5,685,000 and $8,265,000 at December 31, 2005 and 2004, respectively.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8.	Deposits (Continued)

The aggregate amount of jumbo certificates of deposit within a minimum denomination of $100,000 was approximately $36,776,000 and $36,008,000 at December 31, 2005 and 2004, respectively. Individual deposits in excess of $100,000 are not insured by the FDIC.

At December 31, 2005, scheduled maturities of certificates of deposit are as follows:

2006	$64,251,445
2007	48,131,777
2008	10,635,260
2009	7,313,713
2010	1,459,284

$131,791,479

The Bank held brokered deposits of $2,352,000 and $1,779,000 at December 31, 2005 and 2004, respectively. The broker receives a fee from the Bank for the brokered deposits. Total fee expense of $2,952 and $2,211 were recognized for the years ended December 31, 2005 and 2004, respectively.

Note 9.	Employment Benefit and Retirement Plans

On May 6, 2005, the Company adopted an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal payments of approximately $50,876, plus interest at 6.25%, are to be made by the ESOP.

Dividends on shares held by the ESOP are paid to the ESOP trust and, together with company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Shares are released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the notes.

As shares are committed to be released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9.	Employment Benefit and Retirement Plans (Continued)

The following table reflects the shares held by the plan:

December 31, 2005
Shares allocated	—
Shares committed to be released	5,088
Unallocated shares (fair value as of December 31, 2005 $747,873)	71,226

76,314

The Company has a qualified defined-benefit retirement plan covering substantially all of its employees with the Financial Institutions Retirement Fund. The Financial Institutions Retirement Fund is a tax-qualified pension trust covering multiple participating employers, employee-members and retirees and beneficiaries. Expenses of $384,000 and $276,102 were recorded for the years ended December 31, 2005 and 2004, respectively.

Governmental regulations impose certain requirements relative to multi-employer plans. In the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan’s unfunded vested benefits. The Company has not received information from the plan’s administrators to determine its share of unfunded vested benefits. The Company does not anticipate withdrawal from the plan, nor is the Bank aware of any expected plan terminations.

The Company maintains a voluntary 401(K) plan for substantially all employees. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 5 percent of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee equally over a five-year period. Matching expense was $18,303 for 2005 and $17,544 for 2004.

The Company has deferred compensation agreements with certain directors. Contributions to the plan, including interest paid on the accounts, for the years ended December 31, 2005 and 2004 were $70,184 and $70,342, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $839,386 and $842,727 as of December 31, 2005 and 2004, respectively.

The Company has a contributory post-retirement health benefit plan for officers. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9.	Employment Benefit and Retirement Plans

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$3	$(3)
Effect on post-retirement benefit obligation	$43	$(43)

Cash Flows

Contributions: The Bank expects to contribute $10,000 to its other post-retirement benefit plan in 2006.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Other Benefits
(Amounts in thousands)
2006	$10
2007	11
2008	11
2009	13
2010	14
2011-2014	77

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9.	Employment Benefit and Retirement Plans (Continued)

Post-Retirement Health Benefits Valuation

Summary of Results

	December 31,
	2005	2004
Number of participants:
Retirees	5	6
Active employees - not yet eligible	6	6

Total	11	12

Financial position:
Accumulated post-retirement benefit obligation:
Retirees	$(234,247)	$(305,952)
Active employees - not yet eligible	(164,655)	(166,252)

Total	(398,902)	(472,204)
Plan assets at fair value	—	—

Funded status	(398,902)	(472,204)
Unrecognized (asset) liability, net (gain) or loss	(13,198)	79,496

(Accrued)/prepaid cost	$(412,100)	$(392,708)

	2005	2006
		(projected)
Net periodic post-retirement benefit cost
Service cost	$6,565	$6,280
Interest cost	27,754	22,623
Amortization net loss	2,152	—

Net cost	$36,471	$28,903

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10.	Income Taxes

The Company and its subsidiary file consolidated federal income tax returns on a calendar year basis.

Income tax expense for the years ended December 31 is summarized as follows:

	2005	2004
Federal:
Current	$(584,244)	$8,709
Deferred	970,938	(1,868,719)

	386,694	(1,860,010)

State:
Current	33,846	—
Deferred	(15,583)	(326,433)

	18,263	(326,433)

	$404,957	$(2,186,443)

The Company’s income tax expense (benefit) differed from the maximum statutory federal rate of 35% for the years ended December 31, 2005 and 2004, as follows:

	Years Ended December 31,
	2005	2004
Expected income tax expense (benefit)	$445,375	$(1,989,104)
Income tax effect of:
Tax exempt interest	(3,897)	(4,612)
State taxes, net of federal tax benefit	11,871	(212,181)
Income taxed at lower rates	(12,725)	56,832
Other	(35,667)	(37,378)

	$404,957	$(2,186,443)

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10.	Income Taxes (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$151,823	$170,228
Net unrealized loss on securities available for sale	230,500	—
Employee benefit plans	500,607	499,672
Net operating loss carryforwards	1,032,109	2,171,891

Deferred tax asset	1,915,039	2,841,791

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	(12,872)
Deferred loan costs	(22,597)	(67,553)
FHLB stock dividends	(15,090)	(409)
Other	(136,485)	(308,107)

Deferred tax liability	(174,172)	(388,941)

Net deferred tax asset	$1,740,867	$2,452,850

Retained earnings at December 31, 2005 include approximately $1,169,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $453,000 at December 31, 2005.

Federal net operating losses of $2,418,000 as of December 31, 2005 can be carried forward until the year 2024. Illinois net operating loss carryforwards of approximately $4,362,000 as of December 31, 2005, which expire in 2015 and 2016, are available to offset future state taxable income.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes as of December 31, 2005 and 2004 that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005:
Total Risk-Based Capital (to Risk Weighted Assets)	$17,376,301	18.00%	$7,724,480	8.00%	$9,655,600	10.00%
Tier I Capital (to Risk Weighted Assets)	$16,985,307	17.59%	$3,862,240	4.00%	$5,793,360	6.00%
Tier I Capital (to Adjusted Total Assets)	$16,985,307	9.23%	$7,359,280	4.00%	$9,199,100	5.00%
Tangible Capital (to Adjusted Total Assets)	$16,985,307	9.23%	$2,759,730	1.50%	N/A	N/A
December 31, 2004:
Total Risk-Based Capital (to Risk Weighted Assets)	$9,575,440	9.04%	$8,473,400	8.00%	$10,591,000	10.00%
Tier I Capital (to Risk Weighted Assets)	$9,136,934	8.63%	$4,236,920	4.00%	$6,354,800	6.00%
Tier I Capital (to Average Adjusted Total Assets)	$9,136,934	5.44%	$6,713,781	4.00%	$8,391,726	5.00%
Tangible Capital (to Average Adjusted Total Assets)	$9,136,934	5.44%	$2,517,218	1.50%	N/A	N/A

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12.	Commitments and Contingencies

In the ordinary course of business, the Company has various commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse affect on the financial position of the Company.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. This instrument involves elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition.

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Variable rate	Fixed rate	Total	Range of rates or fixed rate commitments
As of December 31, 2005:
Commitments to originate loans	$3,146,565	$898,113	$4,044,678	5.75%-8.25%
Unfunded commitments on construction loans	3,429,934	1,577,871	5,007,805	5.00%-8.00%
Unfunded commitments under lines of credit	7,554,618	—	7,554,618	—

	14,131,117	2,475,984	16,607,101
Standby letters of credit	2,826,733	296,101	3,122,834	6.75%-7.00%

	$16,957,850	$2,772,085	$19,729,935

As of December 31, 2004:
Commitments to originate loans	$5,858,689	$1,191,313	$7,050,002	5.50%-6.75%
Unfunded commitments on construction loans	3,696,759	1,191,313	4,888,072	5.00%-8.00%
Unfunded commitments under lines of credit	7,653,369	—	7,653,369	—

	17,208,817	2,382,626	19,591,443
Standby letters of credit	1,084,536	296,101	1,380,637	6.75%-7.00%

	$18,293,353	$2,678,727	$20,972,080

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

The Company does not engage in the use of interest rate swaps or futures, forwards or option contracts.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13.	Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Due from Banks: The carrying amounts reported in the balance sheets for cash and due from banks approximate fair values.

Securities : Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Mortgage Servicing Rights: The carrying amounts of these rights approximate their fair values.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued Interest Receivable and Payable: The carrying amounts of accrued interest receivable and payable approximates fair values.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13.	Fair Values of Financial Instruments (Continued)

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Company does not charge fees to enter into these agreements. As of December 31, 2005 and 2004, these items are immaterial in nature.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$5,039,518	$5,039,518	$5,019,738	$5,019,738
Securities	43,363,061	43,351,071	38,119,059	38,061,428
Accrued interest receivable	801,633	801,633	704,701	704,701
Loans	124,938,714	124,086,000	114,825,931	116,492,289
Mortgage servicing rights	114,813	114,813	112,537	112,537
Financial Liabilities:
Deposits	164,880,948	163,465,000	156,653,735	154,510,778
Accrued interest payable	77,000	77,000	13,404	13,404

In addition, other assets and liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14.	Condensed Parent Only Financial Statements

December 31, 2005
Statements of financial condition
Assets:
Cash and cash equivalents	$606,381
Equity in net assets of Ottawa Savings Bank	17,918,513
Other assets	708,691

$19,233,585

Liabilities and stockholders’ equity:
Long-term borrowings	$—
Common stock	22,249
Additional paid-in capital	8,522,984
Retained earnings	11,848,059
Accumulated comprehensive (loss)	(447,443)
Unallocated ESOP shares	(712,264)

$19,233,585

Year ended December 31, 2005
Statements of income
Equity in net income of subsidiary	$845,159
Interest income	28,683

Operating income	873,842

Other expenses	6,300

Income before income tax benefit	867,542
Income tax benefit	—

Net income	$867,542

Ottawa Savings Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14.	Condensed Parent Company Only Financial Statements (Continued)

December 31, 2005
Statements of cash flows
Operating activities:
Net income	$867,542
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings in excess of distributions of subsidiary	(845,159)
Other	3,573

Net cash provided by operating activities	25,956

Investing activities:
Investment in subsidiary	(7,250,000)
Payments received on ESOP note receivable	50,876

Net cash provided by (used in) investing activities	(7,199,124)

Financing activities:
Proceeds from stock offering, net of expenses	7,779,549

Net cash provided by (used in) financing activities	7,779,549

Increase in cash and cash equivalents	606,381
Cash and cash equivalents:
Beginning of period	—

End of period	$606,381

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, Ottawa Savings Bancorp, Inc. certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10KSB and has authorized this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ottawa, State of Illinois, on March 28, 2006.

OTTAWA SAVINGS BANCORP, INC. (IN ORGANIZATION)

By:	/s/ GARY OCEPEK
Gary Ocepek, President

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY OCEPEK	President and Director	March 28, 2006
Gary Ocepek

/s/ JON KRANOV	Senior Vice President and Chief Financial Officer	March 28, 2006
Jon Kranov

/s/ JAMES A. FERRERO	Director	March 28, 2006
James A. Ferrero

/s/ KEITH JOHNSON	Director	March 28, 2006
Keith Johnson

/s/ ARTHUR C. MUELLER	Director	March 28, 2006
Arthur C. Mueller

/s/ DANIEL J. REYNOLDS	Director	March 28, 2006
Daniel J. Reynolds

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1	Ottawa Savings Bank Employee Stock Ownership Plan and Trust Agreement, (incorporated by reference to Exhibit 10.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.2	ESOP Loan Documents, (incorporated by reference to Exhibit 10.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.3	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement, (incorporated by reference to Exhibit 10.3 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.4	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement, (incorporated by reference to Exhibit 10.4 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.5	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement, (incorporated by reference to Exhibit 10.5 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.6	Ottawa Savings Bancorp, Inc. Director Emeritus Plan, (incorporated by reference to Exhibit 10.6 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.7	Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

10.8	Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.9	Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)

10.10	Amendment to Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct

1

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

2