Form 10QSB
period 2006-03-31
Ottawa Savings Bancorp, Inc.
filed 2006-05-15
CIK 1321070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 12, 2006
Common Stock, $0.01 par value	2,224,911 *

*	As of May 12, 2006, 1,223,701 shares were owned by Ottawa Savings Bancorp, MHC, the company’s mutual holding company.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

OTTAWA SAVINGS BANCORP, INC.

FORM 10-QSB

For the quarterly period ended March 31, 2006

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$7,942,167	$5,039,518
Securities held to maturity (fair value of $1,338,555 and $1,392,860 at March 31, 2006 and December 31, 2005, respectively)	1,350,341	1,404,850
Securities available for sale	35,697,896	37,920,403
Federal Home Loan Bank stock, at cost	4,037,808	4,037,808
Loans, net of allowance for loan losses of $367,742 and $390,994 at March 31, 2006 and December 31, 2005, respectively)	123,343,476	124,938,714
Loans held for sale	190,755	—
Premises and equipment, net	7,988,622	8,041,537
Accrued interest receivable	744,532	801,633
Mortgage servicing rights	108,624	114,813
Income tax refund receivable	1,230,032	1,230,032
Deferred tax asset	1,305,086	1,740,867
Other assets	541,142	592,763

Total assets	$184,480,481	$185,862,938

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,596,626	$2,339,108
Interest bearing	160,185,042	162,541,840

Total deposits	162,781,668	164,880,948
Accrued interest payable	190,645	77,000
Other liabilities	1,592,714	1,671,405

Total liabilities	164,565,027	166,629,353

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued and outstanding	22,249	22,249
Additional Paid-in-Capital	8,522,984	8,522,984
Retained earnings	12,796,931	11,848,059
Unallocated ESOP shares	(712,264)	(712,264)
Accumulated other comprehensive (loss)	(714,446)	(447,443)

Total Stockholders’ Equity	19,915,454	19,233,585

Total liabilities and stockholders’ equity	$184,480,481	$185,862,938

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income:
Interest and fees on loans	$1,929,719		$1,697,108
Securities:
Mortgage-backed and related securities	268,414		246,090
U.S. Government and agency securities	167,132		121,811
Dividends	30,393		78,264
Interest-bearing deposits	28,602		28,681

Total interest and dividend income	2,424,260		2,171,954

Interest expense:
Deposits	1,318,290		1,078,823

Total interest expense	1,318,290		1,078,823

Net interest income	1,105,970		1,093,131
Provision for loan losses	(1,307,778)		22,500

Net interest income after provision for loan losses	2,413,748		1,070,631

Other income:
Gain (loss) on sale of loans, net origination and amortization of servicing rights	(4,427)		1,808
Customer service fees	34,012		24,678
Other	7,547		2,540

Total other income	37,132		29,026

Other expenses:
Salaries and employee benefits	433,251		369,272
Directors fees	21,292		21,900
Occupancy	117,784		75,894
Deposit insurance premium	5,276		5,344
Legal and professional services	87,938		182,105
Data processing	60,476		49,600
Advertising	17,313		15,760
Other	133,655		90,644

Total other expenses	876,985		810,519

Income before income taxes	1,573,895		289,138
Income tax expense	574,962		110,584

Net income	$998,933		$178,554

Basic and fully diluted earnings per share	$0.46	$		*

Dividends per share	$0.05	$		*

*	Not applicable since the initial public offering was completed on July 11, 2005.

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Comprehensive (loss):
Net income	$998,933	$178,554
Other comprehensive (loss), net of tax:
Unrealized (losses) on securities available for sale arising during period, net of tax benefits of $(137,547) and $(173,255) for 2006 and 2005, respectively.	(267,003)	(336,318)

Comprehensive income (loss)	$731,930	$(157,764)

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash Flows from Operating Activities
Net income	$998,933	$178,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	65,317	30,163
Provision for loan losses	(1,307,778)	22,500
Provision for deferred income taxes	573,328	106,320
Net amortization of premiums and discounts on securities	2,344	4,264
Federal Home Loan Bank stock dividend	—	(78,200)
Origination of loans to be sold to Freddie Mac	(432,097)	(624,434)
Proceeds received on sale of loans to Freddie Mac	243,043	245,586
(Gain) loss on sale of loans, net origination and amortization of servicing rights	4,427	(1,808)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	57,101	(47,184)
Decrease in other assets and tax refund receivable	51,621	87,184
Increase (decrease) in accrued interest payable and other liabilities	34,954	(3,602)

Net cash provided by (used in) operating activities	291,193	(80,657)

Cash Flows from Investing Activities
Securities available for sale:
Purchases	—	(11,843,745)
Sales, calls, maturities and paydowns	1,815,613	2,738,582
Securities held to maturity:
Maturities and paydowns	54,509	100,374
Net decrease in loans	2,903,077	4,136,381
Proceeds from sale of OREO	—	89,983
Purchase of property and equipment	(12,402)	(842,323)
Sale of Federal Home Loan Bank stock	—	78,200

Net cash provided by (used in) investing activities	4,760,797	(5,542,548)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(2,099,280)	4,141,969
Dividends paid	(50,061)	—

Net cash provided by (used in) financing activities	(2,149,341)	4,141,969

Net increase (decrease) in cash and due from banks	2,902,649	(1,481,236)

Cash and due from banks:
Beginning	5,039,518	5,019,738

Ending	$7,942,167	$3,538,502

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,204,645	$1,073,487
Income taxes, net of refunds received	1,634	(268,292)

Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	—	60,000
Sale of OREO through loan origination	—	120,000

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the Company) is the federally chartered savings and loan holding company of Ottawa Savings Bank (the Bank) and was formed upon completion of the Bank’s reorganization from a mutual to stock form of organization on July 11, 2005.

The Bank is a community and customer oriented savings bank. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one- to four-family residential loans, consumer loans and other loans. The Bank completed its plan of conversion on July 11, 2005 (see Note 5), and upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank. The Bank completed its reorganization on that same date, pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to Ottawa Savings Bancorp, Inc. As part of the reorganization, Ottawa Savings Bancorp, Inc. issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp, MHC.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. Certain amounts in the March 31, 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications have no impact on previously reported net income (loss) or stockholders’ equity. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2005. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2006, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the form 10-KSB filed with the Securities and Exchange Commission in March 2006.

NOTE 4 – CRITICAL ACCOUNTING POLICIES

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

The conversion was completed on July 11, 2005 when the Company issued 1,001,210 shares of common stock to the public resulting in $10,012,100 of gross proceeds. An additional 1,223,701 shares were issued to the mutual holding company formed as part of the reorganization, Ottawa Savings Bancorp, MHC. Costs to complete the stock offering of $1,469,411 were deducted from the gross proceeds of the offering.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 6 – EARNINGS PER SHARE

Basic and diluted income per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding. ESOP shares which are committed to be released are considered outstanding for basic and diluted income per share.

	Three months ended March 31,
	2006	2005
Net income available to common stockholders	$998,933	$	*

Basic potential common shares:
Weighted average shares outstanding	2,224,911		*
Weighted average unallocated Employee Stock Ownership Plan shares	(71,226)		*

Basic weighted average shares outstanding	2,153,685		*
Dilutive potential common shares	—		*

Dilutive weighted average shares outstanding	2,153,685		*

Basic and diluted income per share	$0.46	$	*

*	Income per share for the three months ended March 31, 2005 is not applicable since the initial public offering was completed on July 11, 2005.

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN

On July 11, 2005, the Company adopted an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share.

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest.

The following table reflects the status of the shares held by the plan

	March 31,
	2006	2005
Shares allocated	5,088		*
Unallocated shares	71,226		*

Total ESOP shares	76,314		*

Fair value of unallocated shares	$819,099	$	*

*	Not applicable since the plan was not adopted until July 11, 2005

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – INVESTMENT SECURITIES

Securities with gross unrealized losses at March 31, 2006

	< 12 Months		> 12 Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury and Agency Securities	$43,279	$1,645,396	$262,205	$12,885,976	$305,484	$14,531,372

Mortgage-Backed Securities	200,864	7,307,616	600,378	12,515,359	801,242	19,822,975

Total	$244,143	$8,953,012	$862,583	$25,401,335	$1,106,726	$34,354,347

Held to Maturity
Mortgage-Backed Securities	$405	$40,584	$17,461	$825,697	$17,866	$866,281

Total	$405	$40,584	$17,461	$825,697	$17,866	$866,281

The unrealized losses at March 31, 2006 relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 9 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At March 31, 2006	At December 31, 2005
Impaired loans with a valuation allowance	9,114	49,845

Total impaired loans	$9,114	$49,845

Valuation allowance related to impaired loans	$1,367	$7,477

Total non-accrual loans	$645,655	$1,607,465

Total loans past due ninety days or more and still accruing	$—	$96,594

On the basis of management’s review of its assets, at March 31, 2006 and December 31, 2005 we had classified $206,556 and $1,061,305, respectively, of our assets as special mention and $35,954, and $183,046, respectively, of our assets as substandard. None of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Following is a summary of activity in the allowance for loan losses for the three months ended March 31, 2006

Balance at beginning of period	$390,994
Provision credited to income	(1,307,778)
Loans charged off	(25,636)
Recoveries of loans previously charged off	1,310,162

Balance at end of period	$367,742

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2006 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

In December 2004, the Bank received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in commercial real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. Although the Bank has retained certain unsecured claims against the CLC Creditors Trust, the Bank has written off the remaining $9.5 million of the Bank’s investment in the CLC loan participations. The Bank’s financial results reflect these losses in the years in which they occurred. In October 2005 and March 2006, the Company received net settlements of $190,000 and $1.3 million, respectively, from the CLC Creditors Trust on previously charged-off loan participations with CLC. Any future recoveries of amounts previously charged off will be recorded as a recovery to the allowance for loan loss.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005

The Company’s total assets decreased $1.4 million, or .7%, to $184.5 million at March 31, 2006, from $185.9 million at December 31, 2005. The decrease reflected a decrease in securities available for sale of $2.2 million and a decrease in loans of $1.6 million, offset by an increase in cash and cash equivalents of $2.9 million.

Cash and cash equivalents increased $2.9 million to $7.9 million at March 31, 2006 from $5.0 million at December 31, 2005, and these funds were reinvested in loans subsequent to March 31, 2006 in accordance with the Company’s policy of maximizing its return on assets.

Securities available for sale decreased $2.2 million, or 5.9%, to $35.7 million at March 31, 2006 from $37.9 million at December 31, 2005. The decrease was the result of maturities and repayments.

Loans decreased $1.6 million, or 1.3%, to $123.3 million at March 31, 2006, from $124.9 million at December 31, 2005. The decrease in loans was the result of lesser than normal origination and purchase activity in our loan portfolio, along with normal seasonal fluctuations.

Total deposits decreased $2.1 million, or 1.3%, to $162.8 million at March 31, 2006, from $164.9 million at December 31, 2005. The decrease reflects normal activity in our deposit accounts, offset by what management feels is a temporary loss of deposits due to local competition in a rising rate environment.

Equity increased $682,000, or 3.6%, to $19.9 million at March 31, 2006, from $19.2 million at December 31, 2005. This increase in equity reflects net income for the three months ended March 31, 2006 of $999,000 offset by a decrease in other comprehensive income of $267,000 for the same period, which was due to the change in value of the available for sale securities portfolio triggered by an increase in interest rates.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Net Income. The Company had net income of $999,000 for the three months ended March 31, 2006, compared to net income of $179,000 for the three months ended March 31, 2005. The increase in net income was primarily the result of a $1.3 million recovery of CLC loan losses, offset by an increase of $464,000 in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $252,000, or 11.6%, to $2.4 million for the three months ended March 31, 2006. This increase in interest and dividend income was primarily due to an increase in the average yield on interest earning assets to 5.72% from 5.55%, and an increase of $12.8 million in average interest earning assets to $169.4 million from $156.6 million for the three months ended March 31, 2006 compared to the same period in 2005.

Interest Expense. Interest expense increased $239,000, or 22.2%, to $1.3 million for the three months ended March 31, 2006, from $1.1 million for the three months ended March 31, 2005. This increase in interest expense reflects an increase of $3.7 million in average deposits, and an increase in the cost of deposits to 3.29% from 2.76% for the three months ended March 31, 2006 compared to the same period in 2005.

Net Interest Income. Net interest income increased $13,000, or 1.2%, to $1.1 million for the three months ended March 31, 2006, from $1.1 million for the three months ended March 31, 2005.

Provision for Loan Losses. Management recorded a negative loss provision of $1.3 million for the three months ended March 31, 2006, compared to a loss provision of $22,500 for the three months ended March 31, 2005.

Based on a general review of the loans that were in the loan portfolio at March 31, 2006 and 2005, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. Other income increased $8,000, or 27.9%, to $37,000 for the three months ended March 31, 2006, from $29,000 for the three months ended March 31, 2005. The increase was primarily the result of an increase in customer service fees.

Other Expenses. Other expenses increased $66,000, or 8.2%, to $877,000 for the three months ended March 31, 2006 from $811,000 for the three months ended March 31, 2005. The increases were primarily due to increases in compensation and benefits of $64,000, occupancy expense of $42,000 and other expenses of $43,000, partially offset by a decrease in professional and legal fees of $94,000. For the three month period ended March 31, 2006, salaries and employee benefits increased $64,000 to $433,000 from $369,000 for the three month period ended March 31, 2005. The increases in salaries and employee benefits was the result of the Company accruing for its employee incentive plan, increased employee insurance costs and increases in the cost of the Defined Benefit Retirement Plan. The increase in occupancy expense is the result of increased real estate taxes, and depreciation. The decrease in the legal and professional expense is primarily the result of decreased expenses for audit, accounting and compliance attributable to the stock conversion. The increase in other expenses was primarily due to a $20,000 increase in supervisory fees.

Income Taxes Income tax expense was $575,000 for the three months ended March 31, 2006, compared to an income tax expense of $111,000 for the same period in 2005. The income tax expense is a direct result of the pre tax income for the applicable period. The effective tax rates for the three months ended March 31, 2006 and 2005 were 36.5% and 38.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize Federal Home Loan Bank advances as needed. There were no Federal Home Loan Bank advances at March 31, 2006 or at December 31, 2005.

At March 31, 2006 the Bank had outstanding commitments to originate $5.3 million in loans, unfunded lines of credit of $7.6 million, unfunded commitments on construction loans of $4.5 million, and unfunded standby letters of credit of $3.1 million. In addition, as of March 31, 2006, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $72.2 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of March 31, 2006 the Bank had $55.6 million of available credit from the Federal Home Loan Bank of Chicago.

From December 31, 2005 through March 31, 2006, we received proceeds of $1.9 million from maturities, calls and paydowns of available for sale and held to maturity securities. These proceeds were primarily used to fund the decrease in deposits.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at March 31, 2006 of 10.09%, 19.87% and 20.27%, respectively, and with ratios at December 31, 2005 of 9.23%, 17.59%, and 18.00%, respectively.

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

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: May 12, 2006	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2006	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)