Form 10QSB
period 2006-06-30
Ottawa Savings Bancorp, Inc.
filed 2006-08-11
CIK 1321070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 11, 2006
Common Stock, $0.01 par value	2,224,911*

*	As of August 11, 2006, 1,223,701 shares were owned by Ottawa Savings Bancorp, MHC, the company’s mutual holding company.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

OTTAWA SAVINGS BANCORP, INC.

FORM 10-QSB

For the quarterly period ended June 30, 2006

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$5,555,652	$5,039,518
Securities held to maturity (fair value of $1,290,794 and $1,392,860 at June 30, 2006 and December 31, 2005, respectively)	1,304,803	1,404,850
Securities available for sale	35,038,347	37,920,403
Federal Home Loan Bank stock, at cost	2,879,144	4,037,808
Loans, net of allowance for loan losses of $387,364 and $390,994 at June 30, 2006 and December 31, 2005, respectively	127,086,749	124,938,714
Loans held for sale	112,240	—
Premises and equipment, net	7,942,734	8,041,537
Accrued interest receivable	798,108	801,633
Mortgage servicing rights	106,620	114,813
Income tax refund receivable	489,209	1,230,032
Foreclosed real estate	97,556	—
Deferred tax asset	1,504,043	1,740,867
Other assets	570,096	592,763

Total assets	$183,485,301	$185,862,938

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,570,820	$2,339,108
Interest bearing	159,031,629	162,541,840

Total deposits	161,602,449	164,880,948
Accrued interest payable	48,470	77,000
Other liabilities	1,810,691	1,671,405

Total liabilities	163,461,610	166,629,353

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized;
2,224,911 shares issued and outstanding	22,249	22,249
Additional Paid-in-Capital	8,526,481	8,522,984
Retained earnings	13,071,663	11,848,059
Unallocated ESOP shares	(686,826)	(712,264)
Accumulated other comprehensive (loss)	(909,876)	(447,443)

Total Stockholders’ Equity	20,023,691	19,233,585

Total liabilities and stockholders’ equity	$183,485,301	$185,862,938

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
Interest and dividend income:
Interest and fees on loans	$1,969,086		$1,720,458	$3,898,805		$3,417,566
Securities:
Mortgage-backed and related securities	253,674		260,031	522,088		506,121
U.S. Government and agency securities	162,566		181,439	329,698		303,250
Dividends	30,864		76,772	61,257		155,036
Interest-bearing deposits	45,994		19,133	74,596		47,814

Total interest and dividend income	2,462,184		2,257,833	4,886,444		4,429,787

Interest expense:
Deposits	1,366,727		1,143,090	2,685,017		2,221,913

Total interest expense	1,366,727		1,143,090	2,685,017		2,221,913

Net interest income	1,095,457		1,114,743	2,201,427		2,207,874
Provision for loan losses	—		(22,500)	(1,307,778)		—

Net interest income after provision for loan losses	1,095,457		1,137,243	3,509,205		2,207,874

Other income:
(Loss) on sales of securities available for sale	—		(201)	—		(201)
Gain on sale of loans	18,917		7,454	14,490		9,262
Customer service fees	43,701		28,647	77,713		53,325
Reimbursement of organization costs for CLC Trust	—		74,297	—		74,297
Other	51,587		5,498	59,134		8,038

Total other income	114,205		115,695	151,337		144,721

Other expenses:
Salaries and employee benefits	456,484		409,875	889,735		779,147
Directors fees	21,292		16,758	42,584		38,658
Occupancy	115,186		71,882	232,970		147,776
Deposit insurance premium	5,219		5,521	10,495		10,865
Legal and professional services	150,567		78,971	238,505		261,076
Data processing	62,025		53,768	122,501		103,368
Advertising	18,797		31,094	36,110		46,854
Other	119,208		81,950	252,863		172,594

Total other expenses	948,778		749,819	1,825,763		1,560,338

Income before income taxes	260,884		503,119	1,834,779		792,257
Income tax expense (benefit)	(63,908)		177,927	511,054		288,511

Net income	$324,792		$325,192	$1,323,725		$503,746

Basic and fully diluted earnings per share	$0.15	$	*	$0.61	$	*

*	Not applicable since the initial public offering was completed on July 11, 2005.

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Comprehensive income:
Net income	$324,792	$325,192	$1,323,725	$503,746
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on securities available for sale arising during period, net of taxes	(195,430)	254,880	(462,433)	(81,438)
Reclassification adjustment for losses included in net income, net of tax expense	—	(133)	—	(133)

Comprehensive income	$129,362	$579,939	$861,292	$422,175

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

(Unaudited)

	June 30, 2006	June 30, 2005
Cash Flows from Operating Activities
Net income	$1,323,725	$503,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130,635	58,852
Provision for loan losses	(1,307,778)	—
Provision for deferred income taxes	475,047	198,512
Net amortization of premiums and discounts on securities	13,046	6,858
Federal Home Loan Bank stock dividend	—	(155,037)
Loss on sale of available for sale securities	—	201
Origination of loans to be sold	(1,057,986)	(934,384)
Proceeds received on sale of loans	960,175	943,646
(Gain) on sale of loans	(14,490)	(9,262)
Origination of mortgage servicing rights, net of amortization	8,193	(5,332)
Release of ESOP shares	28,935	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	3,525	(71,729)
(Increase) decrease in other assets and tax refund receivable	763,490	(132,898)
Increase in accrued interest payable and other liabilities	110,756	135,850

Net cash provided by operating activities	1,437,273	539,023

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(479,228)	(11,843,745)
Sales, calls, maturities and paydowns	2,648,327	4,643,681
Securities held to maturity:
Maturities and paydowns	99,302	183,073
Net (increase) in loans	(937,752)	(2,033,897)
Proceeds from sale of OREO	—	89,983
Purchase of property and equipment	(32,582)	(1,292,548)
Proceeds from sale of premises and equipment	750	—
Sale of Federal Home Loan Bank stock	1,158,664	1,816,037

Net cash provided by (used in) investing activities	2,457,481	(8,437,416)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(3,278,499)	13,317,340
Dividends paid	(100,121)	—

Net cash provided by (used in) financing activities	(3,378,620)	13,317,340

Net increase in cash and due from banks	516,134	5,418,947
Cash and due from banks:
Beginning	5,039,518	5,019,738

Ending	$5,555,652	$10,438,685

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$2,713,547	$2,138,452
Income taxes, net of refunds received	(739,095)	(291,292)

Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	126,506	60,000
Sale of OREO through loan origination	28,950	120,000

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

The Bank is a community and customer oriented savings bank. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one-to-four family residential loans, consumer loans and other loans. The Bank completed its plan of conversion on July 11, 2005 (see Note 5), and upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank. The Bank completed its reorganization on that same date, pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to Ottawa Savings Bancorp, Inc. As part of the reorganization, Ottawa Savings Bancorp, Inc. issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp, MHC.

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

At June 30, 2006, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the 10-KSB filed with the Securities and Exchange Commission in March 2006.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 6 – EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding. ESOP shares which are committed to be released are considered outstanding for basic and diluted earnings per share.

	Three months ended June 30,			Six months ended June 30,
	2006	2005		2006	2005
Net income available to common stockholders	$324,792	$	*	$1,323,725	$	*

Basic potential common shares:
Weighted average shares outstanding	2,224,911		*	2,224,911		*
Weighted average unallocated Employee Stock Ownership Plan shares	(69,521)		*	(70,149)		*

Basic weighted average shares outstanding	2,155,390		*	2,154,762		*

Dilutive potential common shares	—		*	—		*

Dilutive weighted average shares outstanding	2,155,390		*	2,154,762		*

Basic and diluted earnings per share	$0.15	$	*	$0.61	$	*

*	Earnings per share for the three and six months ended June 30, 2005 is not applicable since the initial public offering was completed on July 11, 2005.

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN

On July 11, 2005, the Company established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share.

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

The following table reflects the status of the shares held by the plan

	June 30,
	2006	2005
Shares allocated	7,651		*
Unallocated shares	68,663		*

Total ESOP shares	76,314		*

Fair value of unallocated shares	$841,122	$	*

*	Not applicable since the plan was not adopted until July 11, 2005

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – INVESTMENT SECURITIES

Securities with gross unrealized losses at June 30, 2006

	< 12 Months		> 12 Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury and Agency Securities	$—	$—	$361,871	$14,476,034	$361,871	$14,476,034
Mortgage-Backed Securities	141,946	3,370,225	886,206	15,911,583	1,028,152	19,281,808

Total	$141,946	$3,370,225	$1,248,077	$30,387,617	$1,390,023	$33,757,842

Held to Maturity
Mortgage-Backed Securities	$216	$33,838	$20,881	$840,507	$21,097	$874,345

Total	$216	$33,838	$20,881	$840,507	$21,097	$874,345

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

The unrealized losses at June 30, 2006 relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 9 – ASSET QUALITY

The following is a summary of information pertaining to loans which are impaired, in non-accrual, and past due ninety days or more and still accruing:

	At June 30, 2006	At December 31, 2005
Impaired loans with a valuation allowance	$15,654	$49,845

Total impaired loans	$15,654	$49,845

Valuation allowance related to impaired loans	$2,348	$7,477

Total non-accrual loans	$550,563	$1,607,465

Total loans past due ninety days or more and still accruing	$65,713	$96,594

On the basis of management’s review of its assets, at June 30, 2006 and December 31, 2005 we had classified $378,976 and $1,061,305, respectively, of our assets as special mention and $15,654, and $183,046, respectively, of our assets as substandard. None of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Following is a summary of activity in the allowance for loan losses for the six months ended June 30, 2006.

Balance at beginning of year	$390,994
Provision credited to income	(1,307,778)
Loans charged off	(27,681)
Recoveries of loans previously charged off	1,331,829

Balance at June 30, 2006	$387,364

NOTE 10 – STOCK OPTIONS

In May 2006, the company adopted the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan. No options have been issued under this plan through June 30, 2006. As options are granted in the future, the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” will be applied. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period.

NOTE 11 – RECENT ACCOUNTING DEVELOPMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this interpretation in the first quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2006 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

The Company’s total assets decreased $2.4 million, or 1.3%, to $183.5 million at June 30, 2006, from $185.9 million at December 31, 2005. The decrease reflected a decrease in securities available for sale of $2.9 million, a decrease in Federal Home Loan Bank stock of $1.2 million, and income tax refunds of $741,000, offset by an increase in cash and cash equivalents of $516,000 and an increase in loans of $2.1 million.

Cash and cash equivalents increased $516,000 to $5.6 million at June 30, 2006 from $5.0 million at December 31, 2005, and these funds were reinvested in loans in accordance with the Company’s policy of maximizing its return on assets.

Securities available for sale decreased $2.9 million, or 7.6%, to $35.0 million at June 30, 2006 from $37.9 million at December 31, 2005. The decrease was the result maturities and repayments.

Loans increased $2.1 million, or 1.7%, to $127.1 million at June 30, 2006, from $124.9 million at December 31, 2005. The increase in loans was the result of normal origination and purchase activity in our loan portfolio.

Total deposits decreased $3.3 million, or 2.0%, to $161.6 million at June 30, 2006, from $164.9 million at December 31, 2005. The decrease reflects normal activity in our deposit accounts in an extremely competitive local market environment.

Equity increased $790,000, or 4.1%, to $20.0 million at June 30, 2006, from $19.2 million at December 31, 2005. This increase in equity reflects net income for the six months ended June 30, 2006 of $1.3 million offset by dividends declared of $101,000 and a decrease in other comprehensive income of $462,000 for the same period, which was due to the change in value of the available for sale securities portfolio triggered by an increase in interest rates.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Net Income. The Company had net income of $325,000 for the three months ended June 30, 2006, and 2005.

Interest and Dividend Income. Interest and dividend income increased $204,000, or 9.1%, to $2.5 million for the three months ended June 30, 2006. This increase in interest and dividend income was primarily due to an increase in the average yield on interest earning assets to 5.84% from 5.60%, and an increase of $7.4 million in average interest earning assets to $168.6 million from $161.2 million for the three months ended June 30, 2006 compared to the same period in 2005.

Interest Expense. Interest expense increased $224,000, or 19.6%, to $1.4 million for the three months ended June 30, from $1.1 million for the three months ended June 30, 2005. This increase in interest expense reflects an increase in the cost of deposits to 3.44% from 2.85%, offset by a decrease of $1.3 million in average deposits to $158.9 million from $160.3 million for the three months ended June 30, 2006 compared to the same period in 2005.

Net Interest Income. Net interest income decreased $19,000, or 1.7%, to $1.1 million for the three months ended June 30, 2006, from $1.1 million for the three months ended June 30, 2005.

Provision for Loan Losses. Management recorded no loss provision for the three months ended June 30, 2006, compared to a negative loss provision of $22,500 for the three months ended June 30, 2005. Based on a general review of the loans that were in the loan portfolio at June 30, 2006 and 2005, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. Other income decreased $2,000, or 1.3%, to $114,000 for the three months ended June 30, 2006, from $116,000 for the three months ended June 30, 2005. The decrease was primarily the result of a $74,000 reimbursement of organization costs for the CLC Trust received during the second quarter of 2005. Income from the sale of loans increased $12,000, or 153.8% to $19,000 for the three months ended June 30, 2006 from $7,000 for the three months ended June 30, 2005. Customer service fees increased $15,000, or 52.6% to $44,000 for the three months ended June 30, 2006 from $29,000 for the three months ended June 30, 2005. Other miscellaneous income increased $46,000, or 838.3% to $52,000 for the three months ended June 30, 2006 from $6,000 for the three months ended June 30, 2005 primarily due to interest received on tax refunds.

Other Expenses. Other expenses increased $199,000, or 26.5%, to $949,000 for the three months ended June 30, 2006 from $750,000 for the three months ended June 30, 2005. The increase was primarily due to increases in professional and legal fees of $72,000, compensation and benefits of $47,000, occupancy expense of $43,000 and other expenses of $37,000, partially offset by a decrease of $12,000 in advertising. For the three month period ended June 30, 2006, professional and legal fees increased $72,000 to $151,000 from $79,000 for the three month period ended June 30, 2005 primarily due to the additional legal and accounting expenses associated with quarterly and annual reporting. For the three month period ended June 30, 2006, salaries and employee benefits increased $47,000 to $457,000 from $410,000 for the three month period ended June 30, 2005. The increases in salaries and employee benefits was the result of the Company accruing for its employee incentive plan, increased employee insurance costs and increases in the cost of the Defined Benefit Retirement Plan. The increase in occupancy expense is the result of increased real estate taxes and depreciation costs associated with a larger building. The increase in other expenses was primarily due to a $20,000 increase in supervisory fees.

Income Taxes. The Company recognized an income tax benefit of $64,000 for the three months ended June 30, 2006, compared to an income tax expense of $178,000 for the same period in 2005. For the period ending June 30, 2006 this amount has been adjusted due to managements’ re-evaluation of the deferred tax accounts. The effective tax rates for the three months ended June 30, 2006 and 2005 were (24.5)% and 35.4%, respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Net Income. The Company had net income of $1.3 million for the six months ended June 30, 2006, compared to net income of $504,000 for the six months ended June 30, 2005. The increase in net income was primarily the result of a $1.3 million recovery of CLC loan losses, offset by an increase of $265,000 in total other expense and an increase of $222,000 in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $457,000, or 10.3%, to $4.9 million for the six months ended June 30, 2006. This increase in interest and dividend income was primarily due to an increase in the average yield on interest earning assets to 5.79% from 5.58%, and an increase of $10.0 million in average interest earning assets to $168.9 million from $158.9 million for the six months ended June 30, 2006 compared to the same period in 2005.

Interest Expense. Interest expense increased $463,000, or 20.8%, to $2.7 million for the six months ended June 30, 2006, from $2.2 million for the six months ended June 30, 2005. This increase in interest expense reflects an increase of $1.2 million in average interest-bearing deposits, and an increase in the cost of deposits to 3.37% from 2.81% for the six months ended June 30, 2006 compared to the same period in 2005.

Net Interest Income. Net interest income decreased $6,000, or 0.3%, to $2.2 million for the six months ended June 30, 2006, from $2.2 million for the six months ended June 30, 2005.

Provision for Loan Losses. Management recorded a negative loss provision of $1.3 million for the six months ended June 30, 2006, compared to no loss provision for the six months ended June 30, 2005. Based on a general review of the loans that were in the loan portfolio at June 30, 2006 and 2005, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. Other income increased $7,000, or 4.6%, to $151,000 for the six months ended June 30, 2006, from $144,000 for the six months ended June 30, 2005. Income from the sale of loans increased $5,000, or 56.4% to $14,000 for the six months ended June 30, 2006 from $9,000 for the six months ended June 30, 2005. Customer service fees increased $24,000, or 45.7% to $77,000 for the six months ended June 30, 2006 from $53,000 for the six months ended June 30, 2005. Other miscellaneous income increased $51,000, or 635.7% to $59,000 for the six months ended June 30, 2006 from $8,000 for the six months ended June 30, 2005 primarily due to interest received on tax refunds. The increases in total other income were offset by a decrease of $74,000 in reimbursement of organization costs from the CLC Trust received in the second quarter of 2005.

Other Expenses. Other expenses increased $265,000, or 17.0%, to $1.8 million for the six months ended June 30, 2006 from $1.6 million for the six months ended June 30, 2005. The increases were primarily due to increases in compensation and benefits of $111,000, occupancy expense of $85,000 and other expenses of $80,000, partially offset by a decrease in professional and legal fees of $23,000. For the six months ended June 30, 2006, salaries and employee benefits increased $111,000 to $890,000 from $779,000 for the six months ended June 30, 2005. The increases in salaries and employee benefits was the result of the Company accruing for its employee incentive plan, increased employee insurance costs and increases in the cost of the Defined Benefit Retirement Plan. The increase in occupancy expense is the result of increased real estate taxes and depreciation associated with a larger building. The decrease in the legal and professional expense is primarily the result of decreased expenses for audit, accounting and compliance attributable to the stock conversion. The increase in other expenses was primarily due to a $20,000 increase in supervisory fees and $13,000 in expenses to file annual reports and proxy statements.

Income Taxes. Income tax expense was $511,000 for the six months ended June 30, 2006, compared to $289,000 for the same period in 2005. The income tax expense is a direct result of the pre tax income for the applicable periods. For the period ending June 30, 2006 this amount has been adjusted due to managements’ re-evaluation of the deferred tax accounts. The effective tax rates for the six months ended June 30, 2006 and 2005 were 27.9% and 36.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize Federal Home Loan Bank advances as needed. There were no Federal Home Loan Bank advances at June 30, 2006 or at December 31, 2005.

At June 30, 2006 the Bank had outstanding commitments to originate $7.3 million in loans, unfunded lines of credit of $7.4 million, unfunded commitments on construction loans of $4.1 million, and unfunded standby letters of credit of $2.6 million. In addition, as of June 30, 2006, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $80.0 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of June 30, 2006 the Bank had $56.1 million of available credit from the Federal Home Loan Bank of Chicago.

From December 31, 2005 through June 30, 2006, we received proceeds of $2.7 million from maturities, calls and paydowns of available for sale and held to maturity securities. These proceeds were primarily used to fund loans.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at June 30, 2006 of 10.23%, 20.39% and 20.81%, respectively, and with ratios at December 31, 2005 of 9.23%, 17.59%, and 18.00%, respectively.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 4, 2006. At the meeting, three items were put to a vote of the shareholders. The shareholders voted to approve the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan. The shareholders also voted to approve the ratification of McGladrey & Pullen, LLP as independent auditors for the company for the fiscal year ending December 31, 2006. The shareholders also voted to approve the election of Messrs. Arthur C. Mueller and Daniel J. Reynolds as directors of the Company for a three year term.

The matters approved by the shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.	To approve the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan:

FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES
1,870,714	64,360	18,020	90,476

2.	To approve the ratification of McGladrey & Pullen, LLP as the Company’s auditor for the fiscal year ending December 31, 2006:

FOR	WITHHELD	ABSTAIN
2,032,745	10,475	350

3.	For the election of (2) directors of the Company:

	FOR	WITHHELD
Arthur C. Mueller	2,002,649	40,921

Daniel J. Reynolds	2,002,549	41,021

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1	Ottawa Savings Bank Employee Stock Ownership Plan and Trust Agreement, (incorporated by reference to Exhibit 10.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.2	ESOP Loan Documents, (incorporated by reference to Exhibit 10.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.3	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement, (incorporated by reference to Exhibit 10.3 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.4	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement, (incorporated by reference to Exhibit 10.4 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.5	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement, (incorporated by reference to Exhibit 10.5 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.6	Ottawa Savings Bancorp, Inc. Director Emeritus Plan, (incorporated by reference to Exhibit 10.6 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.7	Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

10.8	Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.9	Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)

10.10	Amendment to Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

.	OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 11, 2006	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2006	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)