Form 10QSB
period 2006-09-30
Ottawa Savings Bancorp, Inc.
filed 2006-11-13
CIK 1321070

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 13, 2006
Common Stock, $0.01 par value	2,224,911*

*	As of November 13, 2006, 1,223,701 shares were owned by Ottawa Savings Bancorp, MHC, the company’s mutual holding company.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

OTTAWA SAVINGS BANCORP, INC.

FORM 10-QSB

For the quarterly period ended September 30, 2006

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$7,149,210	$5,039,518
Securities held to maturity (fair value of $1,218,227 and $1,392,860 at September 30, 2006 and December 31, 2005, respectively)	1,231,535	1,404,850
Securities available for sale	37,407,951	37,920,403
Federal Home Loan Bank stock, at cost	2,879,144	4,037,808
Loans, net of allowance for loan losses of $450,279 and $390,994 at September 30, 2006 and December 31, 2005, respectively	133,198,397	124,938,714
Loans held for sale	55,000	—
Premises and equipment, net	7,881,732	8,041,537
Accrued interest receivable	836,327	801,633
Mortgage servicing rights	104,810	114,813
Income tax refund receivable	399,077	1,230,032
Deferred tax asset	1,215,983	1,740,867
Other assets	702,494	592,763

Total assets	$193,061,660	$185,862,938

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,316,254	$2,339,108
Interest bearing	168,418,507	162,541,840

Total deposits	170,734,761	164,880,948
Accrued interest payable	99,829	77,000
Other liabilities	1,784,947	1,671,405

Total liabilities	172,619,537	166,629,353

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued and outstanding	22,249	22,249
Additional Paid-in-Capital	8,528,661	8,522,984
Retained earnings	13,157,893	11,848,059
Unallocated ESOP shares	(674,107)	(712,264)
Reclassification of ESOP shares	(106,836)	—
Accumulated other comprehensive (loss)	(485,737)	(447,443)

Total Stockholders’ Equity	20,442,123	19,233,585

Total liabilities and stockholders’ equity	$193,061,660	$185,862,938

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$2,098,627	$1,738,773	$5,997,432	$5,156,339
Securities:
Mortgage-backed and related securities	258,282	253,357	780,370	759,478
U.S. Government and agency securities	175,682	172,739	505,380	475,989
Dividends	30,125	57,144	91,382	212,180
Interest-bearing deposits	65,202	44,943	139,798	92,757

Total interest and dividend income	2,627,918	2,266,956	7,514,362	6,696,743

Interest expense:
Deposits	1,565,399	1,208,715	4,250,416	3,430,628

Total interest expense	1,565,399	1,208,715	4,250,416	3,430,628

Net interest income	1,062,519	1,058,241	3,263,946	3,266,115
Provision for loan losses	73,300	—	(1,234,478)	—

Net interest income after provision for loan losses	989,219	1,058,241	4,498,424	3,266,115

Other income:
(Loss) on sales of securities available for sale	—	—	—	(201)
Gain on sale of loans	10,610	12,587	25,100	21,849
Customer service fees	52,038	33,144	129,751	86,469
Reimbursement of organization costs for CLC Trust	—	—	—	74,297
Other	11,422	2,159	70,556	10,197

Total other income	74,070	47,890	225,407	192,611

Other expenses:
Salaries and employee benefits	419,657	379,304	1,309,392	1,158,451
Directors fees	21,292	16,329	63,876	54,987
Occupancy	115,082	75,281	348,052	223,057
Deposit insurance premium	5,074	17,310	15,569	28,175
Legal and professional services	56,881	48,059	295,386	309,135
Data processing	64,292	53,527	186,793	156,895
Advertising	22,600	20,827	58,710	67,681
Other	126,343	114,446	379,206	287,040

Total other expenses	831,221	725,083	2,656,984	2,285,421

Income before income taxes	232,068	381,048	2,066,847	1,173,305
Income tax expense (benefit)	95,777	170,434	606,831	458,945

Net income	$136,291	$210,614	$1,460,016	$714,360

Basic and fully diluted earnings per share	$0.06	$0.10	$0.68	$0.10

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Comprehensive income:
Net income	$136,291	$210,614	$1,460,016	$714,360
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on securities available for sale arising during period, net of taxes	424,139	(310,053)	(38,294)	(391,491)
Reclassification adjustment for losses included in net income, net of tax expense	—	—	—	(133)

Comprehensive income	$560,430	$(99,439)	$1,421,722	$322,736

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities
Net income	$1,460,016	$714,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	195,952	88,277
Provision for loan losses	(1,234,478)	—
Provision for deferred income taxes	544,612	371,604
Net amortization of premiums and discounts on securities	19,007	10,140
Federal Home Loan Bank stock dividend	—	(212,181)
Loss on sale of available for sale securities	—	201
Origination of loans to be sold	(1,663,578)	(2,127,231)
Proceeds received on sale of loans	1,635,251	2,149,080
(Gain) on sale of loans	(26,734)	(21,849)
Origination of mortgage servicing rights, net of amortization	10,003	(10,576)
Loss on sale of OREO	1,302	10,000
Release of ESOP shares	43,834	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(34,694)	3,088
Decrease in other assets and tax refund receivable	721,224	364,653
Increase in accrued interest payable and other liabilities	29,535	269,656

Net cash provided by operating activities	1,701,252	1,609,222

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(2,961,317)	(12,439,136)
Sales, calls, maturities and paydowns	3,398,796	6,344,387
Securities held to maturity:
Maturities and paydowns	171,259	264,687
Net (increase) in loans	(7,057,311)	(3,635,204)
Proceeds from sale of OREO	30,865	89,983
Purchase of property and equipment	(36,897)	(1,823,513)
Proceeds from sale of premises and equipment	750	—
Sale of Federal Home Loan Bank stock	1,158,664	1,873,181

Net cash (used in) investing activities	(5,295,191)	(9,325,615)

Cash Flows from Financing Activities
Net increase in deposits	5,853,813	5,036,001
Proceeds from stock offering, net of expenses	—	8,542,689
Dividends paid	(150,182)	—
Purchase of ESOP shares	—	(763,140)

Net cash provided by financing activities	5,703,631	12,815,550

Net increase in cash and due from banks	2,109,692	5,099,157
Cash and due from banks:
Beginning	5,039,518	5,019,738

Ending	$7,149,210	$10,118,895

(Continued)

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows, Coutinued

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$4,227,587	$3,422,397
Income taxes, net of refunds received	(809,226)	(293,950)

Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	126,506	60,000
Sale of OREO through loan origination	62,379	170,000

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

At September 30, 2006, the Company updated its classified asset policy and the procedure used to calculate the adequacy of the allowance for loan losses using guidelines provided by the Office of Thrift Supervision during our most recent examination. The results of the changes are increased classified assets and thus an increase in the allowance for loan losses.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income available to common stockholders	$136,291	$210,614	$1,460,016	$210,614

Basic potential common shares:
Weighted average shares outstanding	2,224,911	2,224,911	2,224,911	2,224,911
Weighted average unallocated Employee Stock Ownership Plan shares	(69,010)	(76,314)	(69,509)	(76,314)

Basic weighted average shares outstanding	2,155,901	2,148,597	2,155,402	2,148,597

Dilutive potential common shares	—	—	—	—

Dilutive weighted average shares outstanding	2,155,901	2,148,597	2,155,402	2,148,597

Basic and diluted earnings per share*	$0.06	$0.10	$0.68	$0.10

*	Earnings per share for the nine months ended September 30, 2005 includes only third quarter earnings since the initial public offering was completed on July 11, 2005.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2006, 8,903 shares at a fair value of $12.00 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the plan:

	September 30, 2006	September 30, 2005
Shares allocated	8,903	—
Unallocated shares	67,411	76,314

Total ESOP shares	76,314	76,314

Fair value of unallocated shares	$808,932	$831,823

NOTE 8 – INVESTMENT SECURITIES

Securities with gross unrealized losses at September 30, 2006

	< 12 Months		> 12 Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury and Agency Securities	$—	$—	$165,164	$14,672,741	$165,164	$14,672,741
Mortgage-Backed Securities	67,124	4,361,631	532,080	15,645,545	599,204	20,007,176

Total	$67,124	$4,361,631	$697,244	$30,318,286	$764,368	$34,679,917

Held to Maturity
Mortgage-Backed
Securities	$—	$—	$17,681	$792,596	$17,681	$792,596

Total	$—	$—	$17,681	$792,596	$17,681	$792,596

The unrealized losses at September 30, 2006 relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 9 – ASSET QUALITY

The following is a summary of information pertaining to loans which are impaired, in non-accrual, and past due ninety days or more and still accruing:

	At September 30, 2006	At December 31, 2005
Impaired loans with a valuation allowance	$1,403,199	$49,845

Total impaired loans	$1,403,199	$49,845

Valuation allowance related to impaired loans	$62,177	$7,477

Total non-accrual loans	$484,593	$1,607,465

Total loans past due ninety days or more and still accruing	$41,781	$96,594

On the basis of management’s review of its assets, at September 30, 2006 and December 31, 2005 we had classified $1,068,404 and $1,061,305, respectively, of our assets as special mention, $331,155 and $183,046, respectively, of our assets as substandard, and $3,640 and none, respectively, of our assets as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

Following is a summary of activity in the allowance for loan losses for the nine months ended September 30, 2006.

Balance at beginning of year	$390,994
Provision credited to income	(1,234,478)
Loans charged off	(38,903)
Recoveries of loans previously charged off	1,332,666

Balance at September 30, 2006	$450,279

NOTE 10 – STOCK OPTIONS

In May 2006, the company adopted the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan. No options have been issued under this plan through September 30, 2006. As options are granted in the future, the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” will be applied. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans). Currently, the funded status of such plans is reported in the notes to the financial statements. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year end to measure the plan assets and obligations. This provision is effective for all companies for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2006 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

The Company’s total assets increased $7.2 million, or 3.9%, to $193.1 million at September 30, 2006, from $185.9 million at December 31, 2005. The increase reflects an increase in loans of $8.3 million, and an increase in cash and cash equivalents of $2.1 million, offset by decreases in securities available for sale of $512,000, Federal Home Loan Bank stock of $1.2 million, deferred tax assets of $525,000 and income tax refunds receivable of $831,000.

Cash and cash equivalents increased $2.1 million to $7.1 million at September 30, 2006 from $5.0 million at December 31, 2005. Management has elected not to reinvest available cash into investment securities at this time, but instead is maintaining the cash to fund loan growth in order to maximize return on assets.

Securities available for sale decreased $512,000, or 1.4%, to $37.4 million at September 30, 2006 from $37.9 million at December 31, 2005. The decrease was the result of excess funds from maturities and repayments being reinvested in loans.

Loans increased $8.3 million, or 6.7%, to $133.2 million at September 30, 2006, from $124.9 million at December 31, 2005. The increase in loans was the result of normal origination and purchase activity in our loan portfolio.

Deferred tax assets decreased $525,000, or 30.2%, to $1.2 million at September 30, 2006, from $1.7 million at December 31, 2005. The decrease was primarily due to current year income tax expense applied against prior year losses. Income tax refunds receivable decreased $831,000, or 67.6%, to $399,000 at September 30, 2006, from $1.2 million at December 31, 2005 due to the receipt of income tax refunds for tax years 2001, 2002 and 2003.

Total deposits increased $5.9 million, or 3.6%, to $170.7 million at September 30, 2006, from $164.9 million at December 31, 2005. The increase reflects retention of existing accounts and the addition of new accounts by offering competitive rates.

Equity, increased $1.2 million, or 6.3%, to $20.4 million at September 30, 2006, from $19.2 million at December 31, 2005. This increase in equity reflects net income for the nine months ended September 30, 2006 of $1.5 million offset by dividends declared of $150,000, recognition of redeemable common stock of allocated ESOP shares of $107,000 to account for possible execution of put options, allocation of ESOP shares with a value of $44,000, and a decrease in other comprehensive income of $38,000, which was due to the change in value of the available for sale securities portfolio triggered by an increase in interest rates.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Income. The Company had net income of $136,000 for the three months ended September 30, 2006, compared to net income of $211,000 for the three months ended September 30, 2005. The decrease in net income was primarily the result of a $73,000 increase in the provision for loan losses due to changes in the Company’s classified asset and allowance adequacy policies, and the increased size of the loan portfolio.

Interest and Dividend Income. Interest and dividend income increased $361,000, or 15.9%, to $2.6 million for the three months ended September 30, 2006, from $2.3 million for the three months ended September 30, 2005. This increase in interest and dividend income was primarily due to an increase in the average yield on interest earning assets to 5.95% from 5.46%, and an increase of $10.3 million in average interest earning assets to $176.5 million from $166.2 million for the three months ended September 30, 2006 compared to the same period in 2005. The increase in the average yield on interest earning assets is primarily the result of an increase in the market interest rates.

Interest Expense. Interest expense increased $357,000, or 29.5%, to $1.6 million for the three months ended September 30, 2006, from $1.2 million for the three months ended September 30, 2005. This increase in interest expense reflects an increase in the cost of deposits to 3.77% from 3.04%, and an increase of $7.2 million in average deposits to $166.0 million from $158.8 million for the three months ended September 30, 2006 compared to the same period in 2005. The increase in the cost of deposits is primarily the result of an increase in market interest rates.

Net Interest Income. Net interest income increased $4,000, or 0.4%, to $1.1 million for the three months ended September 30, 2006, from $1.1 million for the three months ended September 30, 2005.

Provision for Loan Losses. Management recorded a loss provision of $73,000 for the three months ended September 30, 2006, compared to no provision for the three months ended September 30, 2005. The increase in the provision was due to changes in the Company’s classified asset and allowance adequacy policies, and the increased size of the loan portfolio. Based on a general review of the loans that were in the loan portfolio at September 30, 2006 and 2005, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. Other income increased $26,000, or 54.7%, to $74,000 for the three months ended September 30, 2006, from $48,000 for the three months ended September 30, 2005. The increase was primarily the result of an increase in customer service fees. Customer service fees increased $19,000, or 57.0% to $52,000 for the three months ended September 30, 2006 from $33,000 for the three months ended September 30, 2005 primarily due a n increase in the amount the Company charges for overdrafts. Income from the sale of loans decreased $2,000, or 15.7% to $11,000 for the three months ended September 30, 2006 from $13,000 for the three months ended September 30, 2005. Other miscellaneous income increased $9,000, or 429.0% to $11,000 for the three months ended September 30, 2006 from $2,000 for the three months ended September 30, 2005, primarily due to interest received on prior years tax refund.

Other Expenses. Other expenses increased $106,000, or 14.6%, to $831,000 for the three months ended September 30, 2006 from $725,000 for the three months ended September 30, 2005. The increase is primarily due to increases in compensation and benefits of $40,000 and occupancy of $40,000. For the three month period ended September 30, 2006, professional and legal fees increased $9,000, or 18.4% to $57,000 from $48,000 for the three month period ended September 30, 2005 primarily due to the additional legal and accounting expenses associated with quarterly reporting. For the three month period ended September 30, 2006, salaries and employee benefits increased $40,000, or 10.6% to $420,000 from $379,000 for the three month period ended September 30, 2005. The increase in salaries and employee benefits was primarily the result of increases in the cost of the Defined Benefit Retirement Plan and the addition of ESOP compensation. For the three month period ended September 30, 2006, occupancy expense increased $40,000, or 52.9% to $115,000 from $75,000 for the three month period ended September 30, 2005. The increase in occupancy expense is the result of increased real estate taxes and depreciation costs associated with our building expansion and remodeling.

Income Taxes. Income tax expense was $96,000 for the three months ended September 30, 2006, compared to an income tax expense of $170,000 for the same period in 2005. The income tax expense is a direct result of the pre tax income for the applicable period. The effective tax rates for the three months ended September 30, 2006 and 2005 were 41.3% and 44.7%, respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Income. The Company had net income of $1.5 million for the nine months ended September 30, 2006, compared to net income of $714,000 for the nine months ended September 30, 2005. The increase in net income was primarily the result of a $1.3 million recovery of CLC loan losses, offset by an increase of $372,000 in total other expense and an increase of $148,000 in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $818,000, or 12.2%, to $7.5 million for the nine months ended September 30, 2006, from $6.7 million for the nine months ended September 30, 2005. This increase in interest and dividend income was primarily due to an increase in the average yield on interest earning assets to 5.84% from 5.54%, and an increase of $10.1 million in average interest earning assets to $171.4 million from $161.3 million for the nine months ended September 30, 2006 compared to the same period in 2005.

Interest Expense. Interest expense increased $820,000, or 23.9%, to $4.3 million for the nine months ended September 30, 2006, from $3.4 million for the nine months ended September 30, 2005. This increase in interest expense reflects an increase of $3.2 million in average interest-bearing deposits, and an increase in the cost of deposits to 3.50% from 2.89% for the nine months ended September 30, 2006 compared to the same period in 2005.

Net Interest Income. Net interest income decreased $2,000, or 0.1%, to $3.3 million for the nine months ended September 30, 2006, from $3.3 million for the nine months ended September 30, 2005.

Provision for Loan Losses. Management recorded a negative loss provision of $1.2 million for the nine months ended September 30, 2006, compared to no loss provision for the nine months ended September 30, 2005. Based on a general review of the loans that were in the loan portfolio at September 30, 2006 and 2005, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. Other income increased $33,000, or 17.0%, to $225,000 for the nine months ended September 30, 2006, from $193,000 for the nine months ended September 30, 2005. Income from the sale of loans increased $3,000, or 14.9% to $25,000 for the nine months ended September 30, 2006 from $22,000 for the nine months ended September 30, 2005. Customer service fees increased $43,000, or 50.1% to $129,000 for the nine months ended September 30, 2006 from $86,000 for the nine months ended September 30, 2005 primarily due to an increase in the amount the Company charges for overdrafts. Other miscellaneous income increased $60,000, or 592.0% to $71,000 for the nine months ended September 30, 2006 from $10,000 for the nine months ended September 30, 2005 primarily due to interest received on prior years tax refunds. The increases in total other income were offset by a decrease of $74,000 in reimbursement of organization costs from the CLC Trust received in the second quarter of 2005.

Other Expenses. Other expenses increased $372,000, or 16.3%, to $2.7 million for the nine months ended September 30, 2006 from $2.3 million for the nine months ended September 30, 2005. The increases were primarily due to increases in compensation and benefits of $151,000, occupancy expense of $125,000, other expenses of $92,000, and data processing of $30,000, partially offset by decreases in professional and legal fees of $14,000, and deposit insurance premiums of $13,000. For the nine months ended September 30, 2006, salaries and employee benefits increased $151,000, or 13.0% to $1.3 million from $1.2 million for the nine months ended September 30, 2005. The increases in salaries and employee benefits were the result of the Company accruing for its employee incentive plan, increases in the cost of the Defined Benefit Retirement Plan and the addition of ESOP compensation. The increase in occupancy expense is the result of increased real estate taxes and depreciation associated with a larger building. The decrease in the legal and professional expense is primarily the result of decreased expenses for audit, accounting and compliance attributable to the stock conversion. The increase in other expenses was primarily due to a $47,000 increase in supervisory fees and $40,000 in expenses to file quarterly reports, annual reports and proxy statements.

Income Taxes. Income tax expense was $607,000 for the nine months ended September 30, 2006, compared to $459,000 for the same period in 2005. The income tax expense is a direct result of the pre tax income for the applicable periods. During the period ending June 30, 2006 this amount was adjusted due to managements’ re-evaluation of the deferred tax accounts. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 29.4% and 39.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize Federal Home Loan Bank advances as needed. There were no Federal Home Loan Bank advances at September 30, 2006 or at December 31, 2005.

At September 30, 2006 the Bank had outstanding commitments to originate $4.4 million in loans, unfunded lines of credit of $7.9 million, unfunded commitments on construction loans of $4.1 million, and unfunded standby letters of credit of $1.9 million. In addition, as of September 30, 2006, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $109.1 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of September 30, 2006 the Bank had $57.6 million of available credit from the Federal Home Loan Bank of Chicago.

From December 31, 2005 through September 30, 2006, we received proceeds of $3.6 million from maturities, calls and paydowns of available for sale and held to maturity securities. These proceeds were primarily used to fund loans.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at September 30, 2006 of 9.85%, 18.99% and 19.44%, respectively, and with ratios at December 31, 2005 of 9.23%, 17.59%, and 18.00%, respectively.

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

ITEM 1 - LEGAL PROCEEDINGS

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

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: November 13, 2006	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)