Form 10KSB
period 2006-12-31
Ottawa Savings Bancorp, Inc.
filed 2007-03-29
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to

Commission File Number 0-51367

OTTAWA SAVINGS BANCORP, INC.

(Exact Name of Registrant as Specified in Charter)

United States	20-3074627
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

925 LaSalle Street, Ottawa, Illinois	61350
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (815) 433-2525

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The Registrant’s revenues for its most recent fiscal year were $10,604,035.

As of March 14, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $11,231,826 (based on the last sale price of the common stock on the OTC Bulletin Board of $13.25 per share).

The number of shares of Common Stock of the registrant issued and outstanding as of March 14, 2007 was 2,224,911.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders to be filled with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒.

OTTAWA SAVINGS BANCORP, INC.

Form 10-KSB for Fiscal Year Ended

December 31, 2006

i

PART I

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

ITEM 1.	DESCRIPTION OF BUSINESS

Risk Factors

Rising interest rates may hurt our profits.

While in recent years interest rates have been at or near historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has resulted in our net interest margin declining from 2.69% for 2004 to 2.45% for 2006. Our interest rate spread (the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities) was 2.26% for the year ended December 31, 2006 compared to 2.44% for the year ended December 31, 2005. Our net interest margin (net interest income as a percentage of average interest-earning assets) was 2.45% for the year ended December 31, 2006 compared to 2.52% for the year ended December 31, 2005. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the Federal Deposit Insurance Corporation (“FDIC”), as of June 30, 2006, we held approximately 26.44% of all bank and thrift deposits in Ottawa, Illinois, which was the second largest market share of deposits out of six financial institutions (excluding credit unions) in city of Ottawa. Notwithstanding our market share, we face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our origination or purchase of commercial real estate, multifamily or construction loans may expose us to increased lending risks.

Our loan portfolio includes commercial real estate, multifamily and construction loans. We intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of these types of borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our expansion strategy may negatively impact our earnings.

We consider our primary market area to consist of LaSalle County, Illinois. We currently operate from our headquarters located in Ottawa, Illinois. We may expand our presence throughout our market area and pursue further expansion through the establishment of one or more branches. The profitability of any expansion policy will depend on whether the income that we generate from the additional branches we establish will offset the increased expenses resulting from operating new branches. It may take a period of time before any new branches would become profitable, especially in areas in which we do not have an established presence. During this period, operating any new branches would likely have a negative impact on our net income.

The loss of any one of our three senior executive officers could hurt our operations.

We rely heavily on our President, Gary Ocepek, our Senior Vice President and Chief Financial Officer, Jon Kranov, and our Vice President and Chief Lending Officer, Phil Devermann. The loss of any one of these officers could have an adverse effect on us because, as a small community bank, each of these officers has more responsibilities than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management level personnel who are in a position to assume the responsibilities of such officers’ positions with us should we need to find replacements for any of these senior members of management. We do not have key-man life insurance on any of these officers.

Our geographic concentration means that our performance may be affected by economic, regulatory and demographic conditions in our market area.

As of December 31, 2006, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle County in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.

If the value of real estate in LaSalle County, Illinois were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in LaSalle County, Illinois, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

The trading history of our common stock is characterized by low trading volume. The value of your common stock may be subject to sudden decreases due to the volatility of the price of our common stock.

Although our common stock trades on OTC Electronic Bulletin Board, it has not been regularly traded. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our common stock;

•	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting our competitors or us.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price you purchase shares in the offering. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the OTS, our chartering authority, the FDIC, as insurer of our deposits and Ottawa Savings Bancorp MHC, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bank are all subject to regulation and supervision by the OTS. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

General

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization.

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

Highlights of our business strategy are as follows:

•	Continue to emphasize the origination of one-to four-family mortgage loans;

•	Aggressively market core deposits;

•	Offer a broad range of financial products and services to both retail and commercial customers in the Bank’s market area;

•	Pursue opportunities to increase commercial real estate and multi-family lending in the Bank’s market area;

•	Continue to utilize conservative underwriting guidelines to limit credit risk in the Bank’s loan portfolio to achieve a high level of asset quality; and

•	Consider expanding into new market areas to grow the Bank’s business through the addition of new branch locations and/or through possible acquisitions.

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

Substantially all of our loans are made within LaSalle County. Information for the fiscal year ended 2002 could not be prepared without unwarranted burden or expense.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of undisbursed portion of construction loan funds, the allowance for loan losses and net deferred costs (fees).

	At December 31,
	2006		2005		2004		2003
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars in Thousands)
One-to four-family	$87,469	59.56%	$75,846	58.21%	$66,513	55.43%	$66,734	58.70%
Multi-family	8,063	5.49%	11,836	9.09%	14,195	11.83%	12,479	10.98%
Lines of credit	8,596	5.85%	9,774	7.50%	9,047	7.54%	8,468	7.45%
Non-residential real estate	22,072	15.03%	11,945	9.17%	8,456	7.05%	8,089	7.11%
Commercial	888	0.60%	—	—	—	—	—	—
Construction	7,767	5.29%	11,827	9.08%	13,411	11.18%	9,112	8.01%
Consumer	12,012	8.18%	9,052	6.95%	8,357	6.97%	8,813	7.75%

Total loans, gross	146,867	100.00%	130,280	100.00%	$119,979	100.00%	$113,695	100.00%

Undisbursed portion of construction loan funds	(3,895)		(5,008)		(4,888)		(3,936)
Allowance for loan losses	(420)		(391)		(439)		(383)
Deferred loan costs (fees), net	(15)		58		174		191

Total loans, net	$142,537		$124,939		$114,826		$109,567

Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2006	2005	2004	2003
	(In Thousands)
One-to four-family	$766	$979	$379	$1,592
Multifamily	6,375	9,132	12,185	12,129
Lines of Credit	—	—	158	500
Non-residential real estate	11,440	5,296	4,641	5,078
Consumer	10,156	7,742	7,377	7,904

Total	$28,737	$23,149	$24,740	$27,203

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2006. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2006
	One-to- four family	Multifamily	Lines of credit	Non- residential real estate	Commercial	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$43	$—	$124	$5,841	$18	$7,767	$281	$14,074

After one year
More than one year to three years	234	3,321	31	4,094	—	—	2,599	10,279
More than three years to five years	315	—	69	2,337	106	—	6,675	9,502
More than five years to ten years	5,925	2,879	1,878	1,103	764	—	2,457	15,006
More than ten years to twenty years	32,509	819	6,400	3,241	—	—	—	42,969
More than twenty years	48,443	1,044	94	5,456	—	—	—	55,037

Total due after December 31, 2007	87,426	8,063	8,472	16,231	870	—	11,731	132,793

Gross Loans Receivable	$87,469	$8,063	$8,596	$22,072	$888	$7,767	$12,012	$146,867

Less:
Loans in process								(3,895)
Allowance for loan losses								(420)
Plus: Deferred loan costs (fees)								(15)

Total loans, net								$142,537

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$39,420	$48,006	$87,426
Multifamily	2,409	5,654	8,063
Lines of credit	41	8,431	8,472
Non-residential real estate	8,190	8,041	16,231
Commercial	870	—	870
Consumer	11,731	—	11,731

Total	$62,661	$70,132	$132,793

One-to-Four Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated or purchased at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates, and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the National Monthly Median cost of funds ratio for all Deposit Insurance Fund (“DIF”)-insured institutions. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 6.25%, 6.50% and 6.75% for the 1, 3 and 5 year adjustable rate loans, respectively, and 7.25%, 7.50% and 7.75% for non-owner occupied one-to-four family properties, respectively, at this time. Initial and floor rates on multi-family and commercial properties are generally at prime, currently 8.25%.

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

Purchased Loan Participations. Presently Ottawa Savings Bank may purchase loan participations from other institutions, inside or outside of our primary market area when the underwriting and credit quality is at least equal to those loans made directly by us. The originating lead lender is responsible for monitoring the credit and regularly provides Ottawa Savings Bank with current credit reviews, including updated financial statements. A review of all documents to support the participation is conducted prior to the approval and funding by Ottawa Savings Bank. We protect our position in the loan agreement by any means legally available. We only purchase loan participations from companies that are fully regulated by a banking agency, including, but not limited to, the

Office of Thrift Supervision or the Illinois Department of Financial and Professional Regulation—Division of Banking (IDFPR). Our overall exposure to any one originating financial institution or any one individual at any time is limited to 50% and 15%, respectively, of our capital as of the previous quarter-end.

Multi-Family and Non-Residential Real Estate Loans. We offer fixed rate balloon and adjustable-rate mortgage loans secured by multi-family and non-residential real estate. Our multi-family and non-residential real estate loans are generally secured by condominiums, apartment buildings, single-family subdivisions and owner-occupied properties used for businesses.

We originate and purchase multi-family and non-residential real estate loans with terms generally up to 25 years. Interest rates and payments on adjustable-rate loans adjust every one, three or five years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to the interest rate used for one-to-four family loan products, plus 50 basis points to 100 basis points based on credit-worthiness and risk. The adjustment per period is 1% to 2% based on the loan contract, to a lifetime cap of 5%. Loan amounts generally do not exceed 85% of the appraised value for well-qualified borrowers.

Loans secured by multi-family and non-residential real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in multi-family and non-residential real estate lending is the borrower’s credit-worthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a multi-family or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We may require an environmental survey or impaired property insurance for multi-family and non-residential real estate loans.

Construction and Land Development Loans. We originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use and land development loans for personal or commercial use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 85% of the appraised value with maximum terms of 30 years. Land development loans generally can be made with maximum loan to value ratio of 80% and maximum term up to 10 years. The largest outstanding residential construction loan at December 31, 2006 was $520,000, $63,000 of which was disbursed. The largest outstanding land development loan at December 31, 2006 was $1.5 million, of which $651,000 was disbursed. These loans were performing according to their terms at December 31, 2006. We also make commercial construction loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan for both residential and commercial construction loans. The largest outstanding commercial construction loan at December 31, 2006 was $320,000, of which no funds have been disbursed. This loan was performing according to its terms at December 31, 2006.

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

We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan to value ratio of 80% of the appraisal value. Our land loans are adjustable loans with adjustments occurring every 1, 3 or 5 years, based on the original contract. Interest rate adjustments are based on the National Monthly Median cost of funds.

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

Auto Loan Participations. Ottawa Savings Bank purchases auto loan participations from regulated financial institutions. At December 31, 2006, and 2005, we had $10.1 million, and $7.7 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the sale of any given loan pool.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2006, we had an aggregate of $28.7 million in loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2006 was $2.0 million, of which the entire amount was disbursed.

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

Generally, loans are sold without recourse and with servicing retained. We sold $1.7 million, and $1.8 million of loans in the years ended December 31, 2006, and 2005, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan origination purchases, sales and repayment activities for the periods indicated.

	For The Years Ended December 31,
	2006	2005	2004	2003
	(In Thousands)
Beginning balance, net	$124,939	$114,826	$109,567	$99,840
Loans originated
One-to-four family	21,908	22,299	14,678	20,188
Multifamily	—	450	160	1,147
Lines of credit	1,571	5,898	4,858	249
Non-residential real estate	3,682	1,717	3,653	635
Commercial	50	—	—	—
Construction	6,979	6,351	10,574	8,495
Consumer	1,651	1,168	735	835

Total loans originated	35,841	37,883	34,658	31,549
Loans purchased
One- to four-family	—	731	1,133	1,357
Multifamily	2,737	4,879	6,980	7,677
Lines of credit	—	—	—	500
Non-residential real estate	7,712	3,434	4,374	3,318
Commercial	928	—	—	—
Consumer	6,194	4,183	2,698	6,480

Total loans purchased	17,571	13,227	15,185	19,332
Loan sales(1)	(1,735)	(1,809)	(5,681)	(12,334)
Principal payments	(35,148)	(39,000)	(37,878)	(26,621)
Change in allowance for loan losses	29	48	(56)	(135)
Change in undisbursed loan funds	1,113	(120)	(952)	(2,019)
Change in deferred loan costs (fees)	(73)	(116)	(17)	(45)

Ending balance, net	$142,537	$124,939	$114,826	$109,567

(1)	All loan sales were one-to-four family loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulations to generally 15% of our stated capital and reserves. At December 31, 2006, our regulatory limit on loans to one borrower was $2.7 million. At that date, our largest lending relationship was $2.0 million and included residential mortgage, home equity lines of credit and construction loans, all of which were performing according to the original repayment terms at December 31, 2006.

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

Delinquent Loans

Nonperforming Assets. The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2006
	60-89 Days		90 Days of More		Total
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family	10	$790	8	$957	18	$1,747
Lines of credit	2	19	1	45	3	64
Non-residential real estate	1	133	2	105	3	238
Construction	1	80	—	—	1	80
Consumer	2	42	3	8	5	50

Total	16	$1,064	14	$1,115	30	$2,179

	December 31, 2005
	60-89 Days		90 Days of More		Total
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family	12	$644	12	$944	24	$1,588
Lines of credit	—	—	5	97	5	97
Non-residential real estate	2	289	2	179	4	468
Construction	—	—	3	401	3	401
Consumer	6	72	9	83	15	155

Total	20	$1,005	31	$1,704	51	$2,709

	December 31, 2004
	60-89 Days		90 Days of More		Total
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family	7	$394	7	$547	14	$941
Multifamily	—	—	—	—	—	—
Lines of credit	3	67	2	35	5	102
Non-residential real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	4	28	5	42	9	70

Total	14	$489	14	$624	28	$1,113

	December 31, 2003
	60-89 Days		90 Days of More		Total
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family	5	$416	6	$451	11	$867
Multifamily	—	—	—	—	—	—
Lines of credit	1	1	3	44	4	48
Non-residential real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	2	31	6	16	8	47

Total	8	$448	15	$511	23	$962

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

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision.

On the basis of management’s review of its assets, at December 31, 2006, and 2005 we had classified $928,000 and $1,061,000, respectively, of our assets as special mention and $1,302,000 and $178,000,

respectively, of our assets as substandard. We had classified $2,000 and none of our assets as doubtful at December 31, 2006 and 2005, respectively. There were no assets classified as loss for the years ended December 31, 2006 or 2005. The increase in assets classified as substandard was primarily due to changes in the Company’s classified asset policy. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

We have no other loans of concern other than as set forth in the table below:

Nonperforming Assets

	December 31,
	2006	2005	2004	2003
	(In Thousands)
Non-accrual:
One-to-four family	$957	$944	$547	$451
Non-residential real estate	105	179	—	—
Construction	—	401	—	—
Consumer	8	83	42	16

Total non-accrual loans	1,070	1,607	589	467

Past due greater than 90 days and still accruing:
Lines of credit	45	97	35	44

Total nonperforming loans	1,115	1,704	624	511
Foreclosed real estate	—	—	210	—

Total nonperforming assets	$1,115	$1,704	$834	$511

Ratios

	December 31,
	2006	2005	2004	2003
Allowance for loan losses as a percent of gross loans receivable	0.29%	0.30%	0.37%	0.34%
Allowance for loan losses as a percent of total nonperforming loans	37.67%	22.95%	70.35%	74.95%
Nonperforming loans as a percent of gross loans receivable	0.76%	1.31%	0.52%	0.45%
Nonperforming loans as a percent of total assets	0.54%	0.92%	0.37%	0.33%

The total amount of non-accrual loans decreased to $1.1 million from $1.6 million for the years ended December 31, 2006 and 2005, respectively. The decrease is primarily due to having no non-performing construction loans at December 31, 2006, compared to three non-performing construction loans in the amount of $401,000 at December 31, 2005. The decrease in nonperforming consumer loans is primarily the result of decreases in purchased auto loans. For the years ended December 31, 2006, and 2005, gross interest income of $19,000 and $37,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. No interest income was recognized on these loans.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2006 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of year	$391	$439	$383	$248

Chargeoffs:
One-to-four family	1	1	1,876	1,188
Multifamily	—	—	3,331	788
Non-residential real estate	—	—	2,123	—
Consumer	41	53	16	13

	42	54	7,346	1,989

Recoveries:
One-to-four family	5	—	—	—
Multifamily	1,308	190	—	—
Consumer	21	6	11	17

	1,334	196	11	17

Net Charge-offs (recoveries)	(1,292)	(142)	7,335	1,972

Additions charged to operations	(1,263)	(190)	7,391	2,107

Balance at end of year	$420	$391	$439	$383

Net Charge-offs (recoveries) to average gross loans outstanding	(0.96)%	(0.12)%	6.04%	1.89%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2006
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	131	31.19%	59.56%
Multifamily	41	9.76%	5.49%
Lines of credit	—	—%	5.85%
Non-residential real estate	172	40.95%	15.03%
Commercial	10	2.38%	0.60%
Construction	—	—%	5.29%
Consumer	64	15.24%	8.18%
Unallocated	2	0.48%	—%

Total allowance for loan losses	$420	100.00%	100.00%

	2005
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	104	26.60%	58.21%
Multifamily	59	15.09%	9.09%
Lines of credit	—	—%	7.50%
Non-residential real estate	124	31.71%	9.17%
Construction	—	—%	9.08%
Consumer	83	21.23%	6.95%
Unallocated	21	5.37%	—%

Total allowance for loan losses	$391	100.00%	100.00%

	2004
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	103	23.46%	55.43%
Multifamily	81	18.45%	11.83%
Lines of credit	—	—%	7.54%
Non-residential real estate	116	26.42%	7.05%
Construction	—	—%	11.18%
Consumer	74	16.86%	6.97%
Unallocated	65	14.81%	—%

Total allowance for loan losses	$439	100.00%	100.00%

	2003
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	103	26.89%	58.70%
Multifamily	73	19.06%	10.98%
Lines of credit	—	—%	7.45%
Non-residential real estate	78	20.37%	7.11%
Construction	—	—%	8.01%
Consumer	69	18.02%	7.75%
Unallocated	60	15.66%	—%

Total allowance for loan losses	$383	100.00%	100.00%

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

At December 31, 2006, our investment portfolio consisted primarily of U.S. agency securities with maturities of five years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, and Federal Home Loan Bank of Chicago stock.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of investment performance. Our Senior Vice President—Chief Financial Officer (CFO) is the designated investment officer and either the CFO or the President is responsible for the daily investment activities and is authorized to make investment decisions consistent with our investment policy. The Investment Committee, consisting of three external Board members, meets regularly with the President and CFO in order to review and determine investment strategies and transactions.

The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2006		2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Held-to-maturity
Mortgage-Backed Securities	$1,183	$1,171	$1,405	$1,393	$1,818	$1,760

Available-for-sale
US Agency Securities	15,715	15,715	16,641	16,641	11,690	11,690
Mortgage-Backed Securities	21,071	21,071	21,279	21,279	18,950	18,950

Total Available-for-sale	$36,786	$36,786	$37,920	$37,920	$30,640	$30,640

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2006
	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Carrying Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$1	34.03%	$—	—	$10	6.46%	$1,172	5.43%	$1,183	5.46%

Available for Sale Debt Securities:
U.S agency securities	$4,480	3.47%	$11,235	3.62%	$—	—	$—	—	$15,715	3.58%
Mortgage-backed securities	—	—	1,831	5.00%	119	6.41%	19,121	4.97%	21,071	4.99%

Total debt securities available for sale	$4,480	3.47%	$13,066	3.81%	$119	6.41%	$19,121	4.97%	$36,786	4.39%

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

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	December 31,
	2006		2005		2004
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$2,460	1.35%	$2,339	1.42%	$1,615	1.03%
Interest Bearing Checking	8,679	4.75%	9,783	5.93%	8,900	5.68%
Money Market accounts	8,443	4.62%	10,207	6.19%	5,505	3.51%
Passbook accounts	10,593	5.79%	10,761	6.53%	12,120	7.74%
Certificates of Deposit accounts	152,682	83.49%	131,791	79.93%	128,514	82.04%

Total deposit accounts	$182,857	100.00%	$164,881	100.00%	$156,654	100.00%

Certificate Accounts
1.00% to 1.99%	$37	0.02%	$2,352	1.79%	$11,266	8.77%
2.00% to 2.99%	4,776	3.13%	13,369	10.14%	42,213	32.85%
3.00% to 3.99%	20,359	13.34%	56,026	42.51%	50,805	39.53%
4.00% to 4.99%	47,930	31.39%	58,740	44.57%	22,759	17.71%
5.00% to 5.99%	79,470	52.05%	1,304	0.99%	1,471	1.14%
6.00% to 6.99%	110	0.07%	—	0.00%	—	0.00%

Total Certificate Accounts	$152,682	100.00%	$131,791	100.00%	$128,514	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	December 31,
	2006		2005		2004
	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$2,317	0.00%	$2,289	0.00%	$1,475
Interest Bearing Checking	0.58%	8,967	1.04%	9,065	1.04%	7,817
Money Market accounts	2.40%	10,346	2.49%	9,020	1.30%	6,055
Passbook accounts	0.50%	10,988	1.00%	11,871	0.99%	11,687
Certificate of Deposit accounts	4.77%	136,352	3.81%	129,441	3.11%	121,817

Total	4.44%	$168,970	3.37%	$161,686	2.76%	$148,851

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Beginning of period	$164,881	$156,654	$140,621
Net deposits (withdrawals)	12,387	4,135	12,535
Interest credited on deposit accounts	5,428	4,092	3,498

End of period	$182,857	$164,881	$156,654

Percent increase	10.90%	5.25%	11.40%

The following table indicates the amount of certificates of deposit as of December 31, 2006, by time remaining until maturity.

	Three Months Or Less	Over Three To Six Months	Over Six To Twelve Months	Over Twelve Months	Total
	(In Thousands)
Less than $100,000	$18,232	$27,403	$54,096	$13,093	$112,824
$100,000 or more	6,431	9,843	19,431	4,153	39,858

Total	$24,663	$37,246	$73,527	$17,246	$152,682

	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Total
	(In Thousands)
1.00% to 1.99%	$37	$—	$—	$—	$—	$37
2.00% to 2.99%	3,915	831	30	—	—	4,776
3.00% to 3.99%	10,503	5,506	3,291	1,009	50	20,359
4.00% to 4.99%	45,216	1,788	390	121	415	47,930
5.00% to 5.99%	75,655	2,030	1,362	100	323	79,470
6.00% to 6.99%	110	—	—	—	—	110

Total	$135,436	$10,155	$5,073	$1,230	$788	$152,682

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

Personnel

At December 31, 2006, we had 22 full-time employees and 4 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only subsidiary is Ottawa Savings Bank.

REGULATION AND SUPERVISION

General

Ottawa Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits. Ottawa Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation. Ottawa Savings Bank must file reports with the OTS and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ottawa Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC and Ottawa Savings Bank and their operations. Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC, as savings and bank holding companies, are required to file certain reports which, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Ottawa Savings Bancorp, Inc. will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are be applicable to Ottawa Savings Bank, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Ottawa Savings Bank, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC and is qualified in its entirety by reference to the actual statutes and regulations.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2006, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution’s total assets when it became undercapitalized, or the amount necessary to achieve full compliance with capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2006, Ottawa Savings Bank maintained 94.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Ottawa Savings Bank’s authority to lend to, and engage in certain other transactions (collectively, “covered transactions”) with “affiliates” (e.g., any company that controls or is under common control with an institution, including Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Ottawa Savings Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such person’s have control, is limited. The law restricts both the individual and aggregate amount of loans Ottawa Savings Bank may make to insiders based, in part, on Ottawa Savings Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Additional restrictions apply to loans to executive officers.

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

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, its financial condition and the complexity of its portfolio.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $112,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank had an investment in Federal Home Loan Bank stock at December 31, 2006 of $2.35 million.

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

Restrictions Applicable to Mutual Holding Companies. According to federal law and OTS regulations, a mutual holding company, such as Ottawa Savings Bancorp MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by OTS for multiple savings and loan holding companies.

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

Waivers of Dividends. Office of Thrift Supervision regulations require mutual holding companies to notify the Office of Thrift Supervision if they propose to waive receipt of dividends from their stock holding company subsidiary. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Ottawa Savings Bancorp MHC will waive dividends that Ottawa Savings Bancorp, Inc. may pay, if any.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. Ottawa Savings Bank’s maximum federal income tax rate was 35% for both the 2006 and 2005 tax year.

Ottawa Savings Bancorp, Inc. has filed a consolidated federal income tax return with Ottawa Savings Bank. Accordingly, it is anticipated that any cash distributions made by Ottawa Savings Bancorp, Inc. to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.2 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Ottawa Savings Bank makes a “non-dividend distribution” to Ottawa Savings Bancorp, Inc. as described below.

Distributions. If Ottawa Savings Bank makes “non-dividend distributions” to Ottawa Savings Bancorp, Inc., the distributions will be considered to have been made from Ottawa Savings Bank’s un-recaptured tax bad debt reserves, to the extent of the “non-dividend distributions,” and then from Ottawa Savings Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Ottawa Savings Bank’s taxable income. Non-dividend distributions include distributions in excess of Ottawa Savings Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Ottawa Savings Bank’s current or accumulated earnings and profits will not be so included in Ottawa Savings Bank’s taxable income.

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

Tax Allocation Agreement. Ottawa Savings Bancorp, Inc. and Ottawa Savings Bank have executed a Tax Allocation Agreement. The purpose of this agreement is to set forth the rights and obligations of Ottawa Savings Bancorp, Inc. and Ottawa Savings Bank for purposes of filing consolidated federal and state combined income tax returns.

Under the Tax Allocation Agreement, Ottawa Savings Bank and any of its subsidiaries calculate their federal and state income tax liabilities as if they were filing a separate tax return. If there is tax liability calculated on this separate entity basis, Ottawa Savings Bank pays that tax liability to Ottawa Savings Bancorp, Inc. Payments are made no earlier than five days prior to the time that Ottawa Savings Bancorp, Inc. is required to make either estimated or final tax payments for the consolidated or combined return. If Ottawa Savings Bank and its subsidiaries have a taxable loss for a year on a separate entity basis, and if that loss could have been carried back to obtain a refund, Ottawa Savings Bancorp, Inc. pays an amount equal to such refund to Ottawa Savings Bank, whether or not any such refund is actually received on a consolidated or combined basis. If that taxable loss would not have resulted in a refund on a separate entity basis because there was no carryback available, but that loss is used on the consolidated or combined return to reduce tax liability on a consolidated or combined basis, Ottawa Savings Bancorp, Inc. pays Ottawa Savings Bank an amount equal to the tax savings from using that loss.

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

State Taxation

Ottawa Savings Bancorp, Inc. is subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 4.8% and 2.5%, respectively for fiscal year 2007. These amounts remain unchanged from 2006 and 2005. These taxes are imposed on our federal taxable income, with certain adjustments.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to this facility at December 31, 2006.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2006	Square Footage	Owned/ Leased	Date of Lease Expiration
925 LaSalle Street Ottawa, IL 61350	1958	$7,373,000	21,000	Owned	N/A

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2006.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “OTTW”. At December 31, 2006, the Company had 411 record holders of its common stock. The table below shows the reported high and low bid price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2006 and 2005. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions. The Company completed its initial public offering on July 11, 2005.

	2006			2005
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$12.25	$10.50	$0.05	N/A	N/A	N/A
Second quarter	$12.25	$11.40	$0.05	N/A	N/A	N/A
Third quarter	$12.25	$11.55	$0.05	$11.25	$10.00	$—
Fourth quarter	$12.80	$11.40	$0.05	$11.00	$9.75	$—

Dividend Policy

The Company paid cash dividends of $0.20 per share during 2006, and did not pay cash dividends on its common stock during 2005. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any future cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank. Federal and state law imposes certain limitations on dividends by savings banks. See “Regulation and Supervision”.

PART II

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements, which appear beginning on page F-1.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of money market accounts, passbook, individual retirement accounts and certificates of deposit. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of fees, service charges, and gains on the sale of loans. Non-interest expense currently consists primarily of salaries and employee benefits, directors’ fees, occupancy, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

During the period from March 2000 until April 2004, as part of our investment activities, we purchased loan participations from Commercial Loan Corporation (“CLC”) of Oak Brook, Illinois. In April 2004, we were informed by our regulators, the FDIC and the Illinois Department of Financial and Professional Regulation—Division of Banking (“IDFPR”) that CLC had misappropriated funds from loans it was servicing for others. At that time, Ottawa Savings Bank had 38 outstanding loan participations with CLC in the aggregate amount of approximately $15.0 million. In May 2004, CLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2004, CLC’s remaining assets were transferred to the CLC Creditors Trust.

In December 2004, we received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in commercial real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. As of December 31, 2006, all of the foregoing loans are performing according to their terms. Although we have retained certain unsecured claims against the CLC Creditors Trust, we have charged-off the remaining $9.5 million of our investment in the CLC loan participations. In October 2005 and March 2006, the Company received a net settlement of $190,000 and $1.3 million, respectively from the CLC Creditors Trust on previously charged-off loan participations with CLC. These settlements were recorded as a recovery to the allowance for loan losses in 2005 and 2006, accordingly.

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

Liability for post-retirement health benefits. The liability for post-retirement health benefits was estimated based upon an actuarial report obtained by bank management from an experienced, third party actuary. Assumptions used by the actuary in the calculation include discount rates, current and future health care costs, life expectancies, and employee years of service.

Selected Financial Data

The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-1.

	At December 31,
	2006	2005	2004
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$204,865	$185,863	$169,285
Loans, net(1)	142,537	124,939	114,826
Securities held to maturity	1,183	1,405	1,818
Securities available for sale	36,786	37,920	30,640
Deposits	182,857	164,881	156,654
Stockholders’ Equity	19,421	19,234	11,006
Book Value per common share	$8.73	$8.64	N/A

	Years Ended December 31,
	2006	2005	2004
	(In Thousands, except per share data)
Operation Data:
Total interest and dividend income	$10,328	$8,886	$8,351
Total interest expense	6,034	4,766	4,069

Net interest income	4,294	4,120	4,282
Provision for loan losses	(1,263)	(190)	7,391
Other income	276	214	128
Other expense	4,652	3,251	2,702
Income tax expense (benefit)	237	405	(2,186)

Net income (loss)	$944	$868	$(3,497)

Basic earnings per share(2)	$0.44	$0.17	N/A

Diluted earnings per share(2)	$0.43	$0.17	N/A

(1)	Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.
(2)	Net income for the six months ended June 30, 2005 is not included in the calculation of basic and diluted earnings per share for the year ended December 31, 2005.

	At or for the Years Ended December 31,
	2006	2005	2004
Performance Ratios:
Return on average assets	0.50%	0.48%	(2.11)%
Return on average stockholders’ equity	4.72	5.78	(24.76)
Average stockholders’ equity to average assets	10.56	8.38	8.52
Stockholders’ equity to total assets at end of period	9.48	10.35	6.50
Net interest rate spread(1)	2.26	2.44	2.49
Net interest margin(2)	2.45	2.52	2.69
Average interest-earning assets to average interest-bearing liabilities	105.35	102.58	107.77
Other expense to average assets	2.45	1.82	1.63
Efficiency ratio(3)	101.81	75.02	61.26
Regulatory Capital Ratios:
Tangible capital	8.59	9.23	5.44
Tier 1 core capital	8.59	9.23	5.44
Total risk-based capital	16.30	18.00	9.04
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	(0.96)	(0.12)	6.04
Allowance for loan losses to gross loans outstanding	0.29	0.30	0.37
Non-performing loans to gross loans	0.76	1.31	0.52
Non-performing assets to total assets(4)	0.54	0.92	0.49
Other Data:
Number of full-service offices	1	1	1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)	Non-performing assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Our total assets increased by $19.0 million, or 10.22%, to $204.9 million at December 31, 2006, from $185.9 million at December 31, 2005. The increase in total assets was primarily the result of an increase in loans of $17.6 million, or 14.09%. The increase in loans is primarily the result of the purchase of loan participations. Cash and due from banks increased $5.4 million, or 106.65%, due in part to the redemption of $1.7 million of excess Federal Home Loan Bank stock and the maturity of $1.1 million, or 2.99% of available for sale securities. In addition the Company received $831,000 in income tax refunds as a result of the CLC losses in 2001, 2002 and 2003, which reduced our income tax receivable by 67.56%. The funding for the increase in loans came from funds generated as a result of the maturities and repayments of investment securities, increased deposits and the deployment of funds received from the redemption of Federal Home Loan Bank stock.

Total deposits increased $18.0 million, or 10.90%, to $182.9 million at December 31, 2006, from $164.9 million at December 31, 2005. The increase in deposits is consistent with our strategy of growing our core funding, as certificates of deposit increased by $20.9 million, partially offset by a decrease in checking deposits of $983,000, a decrease in money market accounts of $1.8 million, and a decrease in passbook accounts of $168,000. Certificates of deposit and savings deposits are considered core funding. The increase in certificates of deposit was primarily the result of our offering competitive rates on renewals and new deposits, which also allowed us to obtain two labor union deposits totaling $11.0 million. As liquid accounts, the decreases in checking, savings and money market accounts is partially due to the movement of the funds into higher paying certificate of deposit accounts, while the remainder can be attributed to normal balance fluctuations. We did not have any borrowings at December 31, 2006 or 2005.

Equity increased $188,000 to $19.4 million at December 31, 2006, from $19.2 million at December 31, 2005. This increase in equity reflects income for the twelve months ended December 31, 2006 of $944,000, an adjustment of $55,000 to reflect the adoption SAB No. 108, allocation of ESOP shares valued at $60,000, compensation expense on stock awards and options of $13,000, and a decrease in other comprehensive loss of $31,000, which was due to the change in value of the available for sale securities portfolio triggered by an increase in interest rates. The increases are offset by cash dividends paid in the amount of $200,000, recognition of redeemable common stock of allocated ESOP shares of $128,000 to account for possible execution of put options, and the cost to purchase shares for the Management Recognition Plan (“MRP”) in the amount of $587,000.

Comparison of Results of Operations for the Years Ended December 31, 2006 and December 31, 2005

General. Net income for the year ended December 31, 2006 was $944,000 compared to $868,000 for the year ended December 31, 2005. The increase is primarily due to a decrease in income tax expense, offset by an increase in expenses that exceeds the increases in income.

Interest Income. Interest income increased $1.4 million, or 16.23%, to $10.3 million for the year ended December 31, 2006, from $8.9 million for the year ended December 31, 2005. The average yield on interest-earning assets increased to 5.88% in 2006 from 5.43% in 2005, and average interest-earning assets increased $12.1 million, or 7.37%, to $175.6 million for the year ended December 31, 2006 from $163.5 million for the year ended December 31, 2005.

Interest and fee income from loans increased $1.2 million, or 18.24%, to $8.2 million for the year ended December 31, 2006, from $7.0 million for the year ended December 31, 2005. The increase was due to an increase in the average yield to 6.33% in 2006 from 5.96% in 2005 and an increase of $13.1 million or 11.24% in the average balance of loans during 2006 to $130.0 million from $116.9 million in 2005. The increase in the average yield on loans was primarily due to the originations and purchases of non-residential mortgage loans and consumer loans which generally have higher interest rates and fees than single family mortgage loans. Interest income from securities increased $220,000, or 14.34%, to $1.8 million for the year ended December 31, 2006, from $1.5 million for the year ended December 31, 2005. The increase resulted from a $34,000 increase in the average balance of securities and an increase in the average yield to 4.66% for the year ended December 31, 2006 from 4.08% for the year ended December 31, 2005. FHLB dividends decreased $136,000, or 54.45%, to $114,000 for the year ended December 31, 2006 from $250,000 for the year ended December 31, 2005. The decrease was due to a $1.3 million decrease in the average balance of FHLB stock held, and a decrease in average yield to 3.44% for the year ended December 31, 2006, from 5.47% for the year ended December 31, 2005.

Interest Expense. Total interest expense increased $1.3 million or 26.61%, to $6.0 million for 2006 from $4.8 million for 2005. The increase in interest expense resulted from an increase in the average cost of interest bearing liabilities to 3.62% from 2.99% in 2005, reflecting a higher concentration of our customers’ deposits invested in certificates of deposit earning higher yields than in liquid accounts where rates have declined, and a $7.3 million increase in the average balance of interest bearing liabilities to $166.7 million for the year ended December 31, 2006, from $159.4 million for the year ended December 31, 2005. The average balance of money market accounts increased $1.3 million, or 14.70%, to $10.3 million in 2006, from $9.2 million in 2005, offset by a decrease in the average yield to 2.15% for the year ended December 31, 2006 compared to 2.21% for the year ended December 31, 2005. The average balance of passbook accounts decreased $883,000, or 7.44%, to $11.0 million for the year ended December 31, 2006, from $11.9 million for the year ended December 31, 2005, while the average yield on passbook accounts decreased to ..54% in 2006 from 1.00% in 2005. The average balance of certificates of deposit increased $6.9 million, or 5.34%, to $136.4 million for the year ended December 31, 2006 from $129.4 million for the year ended December 31, 2005, and the average yield increased to 4.18% in 2006 from 3.36% in 2005. Interest expense related to borrowings was none during 2006 and 2005.

Net Interest Income. Net interest income increased $174,000, or 4.22%, to $4.3 million for 2006 from $4.1 million for 2005, primarily as a result of an increase in our ratio of average interest earning assets to average interest-bearing liabilities to 105.35% for the year ended December 31, 2006, from 102.58% for the year ended December 31, 2005, offset by a decrease in net interest margin to 2.45% for 2006 from 2.52% for 2005.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recorded a negative provision of $1.3 million for the year ended December 31, 2006, as compared to a negative provision of $190,000 for the year ended December 31, 2005. We used the same methodology and generally similar assumptions in assessing the allowance for both years. The allowance for loan losses was $420,000, or 0.29% of gross loans outstanding at December 31, 2006, as compared to $391,000, or 0.30%, of gross loans outstanding at December 31, 2005. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Determining the amount of the allowance for loan losses involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans were $1.1 million and $1.7 million at December 31, 2006 and 2005, respectively. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Classified loans are assigned a higher percentage of allowance allocation. However, due to the low percentage of such loans, the balance in the allowance over the period has remained relatively stable.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Other Income. Other income increased $62,000, or 28.97%, to $276,000 for the year ended December 31, 2006, as compared to $214,000 for the year ended December 31, 2005. Income from the sale of loans increased $26,000, or 226.75%, to $37,000 for the year ended December 31, 2006, from $11,000 for the year ended December 31, 2005. Customer service fees increased $56,000, or 46.61%, to $177,000 for the year ended December 31, 2006, from $121,000 for the year ended December 31, 2005 primarily due to an increase in the amount the Company charges for overdrafts. Other miscellaneous income increased $57,000, or 361.95%, to $72,000 for the year ended December 31, 2006, from $15,000 for the year ended December 31, 2005 primarily due to interest received on prior years tax refunds. The increases in other income were offset by a decrease of $74,000 in reimbursement of organization costs from the CLC Trust received only in the second quarter of 2005.

Other Expense. Other expenses for the year ended December 31, 2006 increased $1.4 million, or 43.10%, to $4.7 million from $3.3 million for the year ended December 31, 2005. Salaries and employee benefits for the year ended December 31, 2006 increased $1.4 million, or 83.00%, to $3.0 million from $1.6 million for the year ended December 31, 2005 primarily due to the decision of the Bank’s board and management to make a previously reported additional contribution of $1.3 million to the Bank’s defined benefit retirement plan in order to reduce current and future obligations of the plan. The remaining increase in salaries and employee benefits is attributable to increases in employee salaries, increases in the cost of the ESOP plan, and the addition of compensation expense for the MRP stock awards and Recognition and Retention Plan (“RRP”) stock options. Occupancy expense for the year ended December 31, 2006 increased $106,000, or 29.87%, to $462,000 from $356,000 for the year ended December 31, 2005 as a result of increased depreciation expense, repair and maintenance expenses and real estate taxes. Data processing expenses increased $41,000, or 19.25%, for the year ended December 31, 2006 to $252,000, from $211,000 for the year ended December 31, 2005 due to increases in the number of accounts processed for the bank, transaction volume, and increases in postage, supplies and services passed through to the bank. Expenses for legal and professional services decreased $134,000, or 33.67%, to $263,000 for the year ended December 31, 2006, from $397,000 for the year ended December 31, 2005, primarily as a result of decreased expenses attributable to the completion of the stock conversion in 2005. Other expenses increased $65,000, or 15.67%, for the year ended December 31, 2006, to $481,000, from $416,000 for the year ended December 31, 2005, due primarily to expenses relating to being a public company for a full year in 2006 as compared to approximately six months in 2005. Deposit insurance premiums decreased $26,000, or 55.75%, to $21,000 for the year ended December 31, 2006, from $46,000 for the year ended December 31, 2005.

Income Tax Expense. We realized an income tax expense of $237,000 for the year ended December 31, 2006 compared to $405,000 for the year ended December 31, 2005. The income tax expense is a direct result of the pre tax income for the applicable periods. During the period ending June 30, 2006 this amount was adjusted due to managements’ re-evaluation of the deferred tax accounts, resulting in increased deferred tax assets, which subsequently reduced income tax expense for the year ended December 31, 2006. The effective tax rates were 20.03% and 31.83% for the years ended December 31, 2006 and 2005, respectively.

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

	Year Ended December 31,
	2006			2005			2004
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in Thousands)
ASSETS
Interest-earning assets
Securities, net(1)	$37,628	$1,753	4.66%	$37,594	$1,533	4.08%	$27,936	$1,266	4.53%
Loans receivable, net(2)	130,024	8,234	6.33%	116,885	6,964	5.96%	121,406	6,547	5.39%
Federal Home Loan Bank stock	3,318	114	3.44%	4,571	250	5.47%	7,577	510	6.73%
Other investments	4,594	227	4.94%	4,458	139	3.12%	2,051	28	1.37%

Total interest-earning assets	175,564	10,328	5.88%	163,508	8,886	5.43%	158,970	8,351	5.25%

Non-interest-earning assets	14,035			15,580			6,748

TOTAL ASSETS	$189,599			$179,088			$165,718

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$10,346	$222	2.15%	$9,020	$199	2.21%	$6,055	$79	1.30%
Passbook accounts	10,988	59	0.54%	11,871	119	1.00%	11,687	116	0.99%
Certificates of Deposit accounts	136,352	5,698	4.18%	129,441	4,354	3.36%	121,817	3,791	3.11%
Checking	8,967	55	0.61%	9,065	94	1.04%	7,817	81	1.04%
Advances from Federal Home Loan Bank	—	—	0.00%	—	—	0.00%	135	2	1.48%

Total interest-bearing liabilities	166,653	6,034	3.62%	159,397	4,766	2.99%	147,511	4,069	2.76%

Non-interest-bearing liabilities	2,926			4,681			4,087

TOTAL LIABILITIES	169,579			164,078			151,598
EQUITY	20,020			15,010			14,120

TOTAL LIABILITIES AND EQUITY	$189,599			$179,088			$165,718

NET INTEREST INCOME		$4,294			$4,120			$4,282

NET INTEREST RATE SPREAD(3)			2.26%			2.44%			2.49%

NET INTEREST MARGIN(4)			2.45%			2.52%			2.69%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			105.35%			102.58%			107.77%

(1)	Includes unamortized discounts and premiums.
(2)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $145,000, $107,000 and $213,000, for 2006, 2005 and 2004, respectively.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table shows the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to changes in outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	2006 COMPARED TO 2005			2005 COMPARED TO 2004
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$1	$219	$220	438	(172)	266
Loans receivable, net	783	487	1,270	(244)	673	429
Federal Home Loan Bank stock	(68)	(68)	(136)	(202)	(58)	(260)
Other investments	4	84	88	33	78	111

Total interest-earning assets	$720	$722	$1,442	$24	$522	$546

Interest expense on
Money Market accounts	$29	$(6)	$23	$39	$81	$120
Passbook accounts	(9)	(51)	(60)	2	1	3
Certificates of Deposit accounts	232	1,112	1,344	237	326	563
Checking	(1)	(38)	(39)	13	0	13
Advances from Federal Home Loan Bank	—	—	—	(2)	—	(2)

Total interest-bearing liabilities	251	1,017	1,268	289	408	697

Change in net interest income	$469	$(295)	$174	$(264)	$(113)	$(151)

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

Net Portfolio Value. The net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides institutions an interest rate sensitivity report of net portfolio value. The OTS’s simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases by 100 to 300 basis points, or decreases by 100 to 200 basis points instantaneously in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, as of the periods indicated, net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

	December 31, 2006
Change In Interest Rates (Basis Points)	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$7,157	$(11,292)	-61.00%	3.76%	(528)
+200	11,101	(7,348)	-40.00%	5.69%	(335)
+100	14,959	(3,490)	-19.00%	7.49%	(155)
0	18,449	—	—	9.04%	—
-100	21,234	2,785	15.00%	10.22%	118
-200	$23,141	$4,692	25.00%	10.99%	195

	December 31, 2005
Change In Interest Rates (Basis Points)	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$11,597	$(7,240)	-38.00%	6.71%	(348)
+200	14,169	(4,668)	-25.00%	8.01%	(218)
+100	16,646	(2,191)	-12.00%	9.20%	(99)
0	18,837	—	—	10.19%	—
-100	20,431	1,594	8.00%	10.86%	67
-200	$20,989	$2,152	11.00%	11.02%	83

The table above indicates that at December 31, 2006, in the event of a 100 basis point decrease in interest rates, we would experience an increase of approximately 15% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 40% in net portfolio value.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or re-pricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 14.1% for the year ended December 31, 2006 compared to 14.2% for the year ended December 31, 2005. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination and purchase of one- to four-family, commercial real estate and multi-family and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2006, and 2005, our loan originations totaled $35.8 million and $37.9 million, respectively. For the years ended December 31, 2006 and 2005, we purchased $17.6 million and $13.2 million in loans, respectively. For the years ended December 31, 2006, and 2005, we received $1.7 million and $1.8 million, respectively, from the sale of loans, resulting in gains of $37,000 and $11,000, respectively. Cash received from the calls, maturities and pay-downs on securities totaled $6.8 million and $7.1 million for the years ended December 31, 2006, and 2005, respectively. We purchased $5.5 million and $14.8 million, respectively, in securities during the years ended December 31, 2006, and 2005. We decreased security purchases in 2006 compared to 2005 in order to increase our investment in purchased loans, for a higher return on investment. For a more detailed breakdown of our loan activity, see the section entitled “Our Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. During the years ended December 31, 2006, and 2005, deposits increased $18.0 million and $8.2 million, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago to provide advances. At December 31, 2006 and 2005 we had no advances from the Federal Home Loan Bank of Chicago, but we had an available borrowing limit of $46.9 million and $53.0 million, respectively.

At December 31, 2006 we had outstanding commitments to originate loans of $3.1 million, unfunded commitments under lines of credit of $9.1 million, unfunded commitments on construction loans of $3.9 million, and unfunded standby letters of credit of $1.8 million. At December 31, 2006, certificates of deposit scheduled to mature in less than one year totaled $135.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect in its financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” The statement amends SFAS no. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this interpretation will have on its financial position, results of operation and cash flows. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position, results of operation and cash flows.

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

In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans). Currently, the funded status of such plans is reported in the notes to the financial statements. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year end to measure the plan assets and obligations. This provision is effective for all companies for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

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

The information required by this Item 7 is contained on pages F-1 through F-31 of this form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors. The information required in response to this item regarding the Company’s directors, the audit committee, the audit committee financial expert and the code of ethics and business conduct will be contained in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 3, 2007 under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors of Ottawa Savings Bancorp, Inc.,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

(b) Executive Officers of the Company. The information required in response to this item regarding the Company’s executive officers will be contained in the Company’s Proxy Statement under the captions “Proposal 1—Election of Directors—Executive Officers Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Corporate Governance—Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Securities Authorized for Issuance under Equity Compensation Plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in column a) (c)
Equity Compensation Plans Approved by Stockholders	92,666	12.35	16,354
Equity Compensation Plans not Approved by Stockholders	—	—	—

Total	92,666	12.35	16,354

(b) Stock Ownership. The information required in response to this item will be contained in the Proxy Statement under the caption “Beneficial Stock Ownership” and the information included therein is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors

Ottawa Savings Bancorp, Inc.

Ottawa, Illinois

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ottawa Savings Bancorp. Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note 15 to the consolidated financial statements, retained earnings as of January 1, 2006, have been adjusted to reflect the adoption of SEC Staff Accounting Bulletin No. 108.

Champaign, Illinois

March 27, 2007

McGladrey & Pullen LLP is a member firm of RSM International—

an affiliation of separate and independent legal entities.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks including interest bearing deposits of $7,859,993 and $3,525,422 at December 31, 2006 and 2005, respectively	$10,414,312	$5,039,518
Securities held to maturity (fair value of $1,171,297 and $1,392,860 at December 31, 2006 and 2005, respectively)	1,182,853	1,404,850
Securities available for sale	36,786,248	37,920,403
Federal Home Loan Bank stock, at cost	2,347,016	4,037,808
Loans, net of allowance for loan losses of $419,685 and $390,994 at December 31, 2006 and 2005, respectively	142,536,815	124,938,714
Premises and equipment, net	7,866,270	8,041,537
Accrued interest receivable	947,613	801,633
Mortgage servicing rights	102,155	114,813
Income tax refund receivable	399,077	1,230,032
Deferred tax asset	1,526,653	1,740,867
Other assets	756,147	592,763

Total assets	$204,865,159	$185,862,938

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,460,289	$2,339,108
Interest bearing	180,396,467	162,541,840

Total deposits	182,856,756	164,880,948
Accrued interest payable	138,630	77,000
Other liabilities	2,320,144	1,671,405

Total liabilities	185,315,530	166,629,353

Commitments and contingencies (Note 13)
Redeemable common stock held by ESOP plan	128,307	—

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued and outstanding	22,249	22,249
Additional Paid-in-Capital	8,536,872	8,522,984
Retained earnings	12,647,340	11,848,059
Unallocated ESOP shares	(661,388)	(712,264)
Unearned MRP shares	(579,449)	—
Accumulated other comprehensive (loss)	(415,995)	(447,443)
Maximum cash obligation related to ESOP shares	(128,307)	—

Total Stockholders’ Equity	19,421,322	19,233,585

Total liabilities and stockholders’ equity	$204,865,159	$185,862,938

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2006 and 2005

	2006	2005
Interest and dividend income:
Interest and fees on loans	$8,234,477	$6,964,458
Securities:
Mortgage-backed and related securities	1,053,784	883,800
U.S. agency securities	698,675	648,895
Federal Home Loan Bank Stock dividends	113,879	249,989
Interest-bearing deposits	227,208	138,901

Total interest and dividend income	10,328,023	8,886,043

Interest expense:
Deposits	6,034,129	4,766,094

Total interest expense	6,034,129	4,766,094

Net interest income	4,293,894	4,119,949
Provision for loan losses	(1,263,478)	(189,771)

Net interest income after provision for loan losses	5,557,372	4,309,720

Other income:
Gain (loss) on sales of securities available for sale	2,507	(201)
Gain on sale of loans	36,838	11,274
Originations of mortgage servicing rights, net of amortization	(12,658)	2,276
(Loss) on sale of OREO	—	(10,000)
Customer service fees	176,979	120,711
Reimbursement of organization costs for CLC Trust	—	74,297
Other	72,346	15,661

Total other income	276,012	214,018

Other expenses:
Salaries and employee benefits	3,005,172	1,642,199
Directors fees	85,167	83,616
Occupancy	462,083	355,802
Deposit insurance premium	20,524	46,386
Legal and professional services	263,158	396,760
Data processing	252,308	211,574
Advertising	82,499	98,634
Other	481,511	416,268

Total other expenses	4,652,422	3,251,239

Income before income taxes	1,180,962	1,272,499
Income tax expense	236,505	404,957

Net income	$944,457	$867,542

Basic earnings per share	$0.44	$0.17

Diluted earnings per share	$0.43	$0.17

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Equity

Years Ended December 31, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2004	$—	$—	$10,980,517	$—	$—	$24,986	$—	$11,005,503
Comprehensive income:
Net income	—	—	867,542	—	—	—	—	867,542
Other comprehensive (loss), net of tax:
Unrealized losses on securities available for sale arising during period, net of taxes of $(243,440)	—	—	—	—	—	(472,562)	—	(472,562)
Reclassification adjustment for losses included in net income, net of tax benefit of $68	—	—	—	—	—	133	—	133

Comprehensive income								395,113

Issuance of common stock, net of costs	22,249	8,520,440	—	—	—	—	—	8,542,689
Purchase of 76,314 ESOP shares	—	—	—	(763,140)	—	—	—	(763,140)
Allocation of 5,088 of ESOP shares	—	2,544	—	50,876	—	—	—	53,420

Balance, December 31, 2005—as previously reported	22,249	8,522,984	11,848,059	(712,264)	—	(447,443)	—	19,233,585
Adjustment to reflect the adoption of SEC Staff Accounting Bulletin No. 108, (Note 15)	—	—	55,066	—	—	—	—	55,066

Balance, December 31, 2005—as restated	22,249	8,522,984	11,903,125	(712,264)	—	(447,443)	—	19,288,651

Comprehensive income:
Net income	—	—	944,457	—	—	—	—	944,457
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $17,052	—	—	—	—	—	33,103	—	33,103
Reclassification adjustment for gains included in net income, net of tax expense of ($852)	—	—	—	—	—	(1,655)	—	(1,655)

Comprehensive income								975,905

Allocation of 5,088 of ESOP shares	—	8,903	—	50,876	—	—	—	59,779
Purchase of 43,608 MRP shares	—	—	—	—	(587,002)	—	—	(587,002)
Compensation expense on MRP awards granted	—	—	—	—	7,553	—	—	7,553
Compensation expense on RRP options granted	—	4,985	—	—	—	—	—	4,985
Cash dividends paid, $0.20 per share	—	—	(200,242)	—	—	—	—	(200,242)
Change related to ESOP shares cash obligation	—	—	—	—	—	—	(128,307)	(128,307)

Balance, December 31, 2006	$22,249	$8,536,872	$12,647,340	$(661,388)	$(579,449)	$(415,995)	$(128,307)	$19,421,322

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows from Operating Activities
Net income	$944,457	$867,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	261,912	177,858
Provision for loan losses	(1,263,478)	(189,771)
Provision for deferred income taxes	198,013	955,355
Net amortization of premiums and discounts on securities	22,241	156,339
Federal Home Loan Bank stock dividends	—	(173,108)
Loss (gain) on sale of available for sale securities	(2,507)	201
Origination of mortgage loans held for sale	(1,734,778)	(1,808,799)
Proceeds from sale of mortgage loans held for sale	1,771,616	1,820,073
Gain on sale of loans, net	(36,838)	(11,274)
Origination of mortgage servicing rights, net of amortization	12,658	(2,276)
Loss on sale of OREO	—	10,000
ESOP compensation expense	59,779	53,420
MRP compensation expense	7,553	—
Compensation expense on stock options	4,985	—
Change in assets and liabilities:
(Increase) in accrued interest receivable	(145,980)	(96,932)
(Increase) decrease in other assets and tax refund receivable	667,571	(236,428)
Increase in accrued interest payable and other liabilities	123,367	122,915

Net cash provided by operating activities	890,571	1,645,115

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(5,459,340)	(14,837,438)
Sales, calls, maturities and paydowns	6,624,146	6,767,049
Securities held to maturity:
Maturities and paydowns	219,261	330,854
Net (increase) in loans	(16,365,488)	(9,813,012)
Proceeds from sale of OREO	30,865	89,983
Purchase of premises and equipment	(31,579)	(1,965,833)
Proceeds from redemption of Federal Home Loan Bank stock	1,690,792	1,796,300

Net cash (used in) investing activities	(13,291,343)	(17,632,097)

Cash Flows from Financing Activities
Net increase in deposits	17,975,808	8,227,213
Proceeds from stock offering, net of expenses	—	8,542,689
Cash dividends paid	(200,242)	—
Purchase of ESOP shares	—	(763,140)

Net cash provided by financing activities	17,775,566	16,006,762

Net increase in cash and due from banks	5,374,794	19,780
Cash and due from banks:
Beginning	5,039,518	5,019,738

Ending	$10,414,312	$5,039,518

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$5,972,499	$4,702,498
Income taxes, net of refunds received	(809,226)	(293,950)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	126,507	60,000
Sale of foreclosed real estate through loan origination	95,642	170,000
Liability due to the recording of ESOP put options	(128,307)	—
Capitalization of interest through adoption of SAB 108	55,066	—
Contract to purchase shares for MRP Plan	587,002	—

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Ottawa Savings Bancorp, Inc. (the Company) and its wholly owned subsidiary Ottawa Savings Bank (the Bank). All significant intercompany transactions and balances are eliminated in consolidation.

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

Significant group concentration of credit risk

Most of the Bank’s business activity is with customers within the local Ottawa area. The Bank does not have any significant concentrations to any one industry or customer.

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, including cash items in process of clearing. Cash flows from loans, deposits, and other borrowings are treated as net increases or decreases in the statement of cash flows.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

Federal Home Loan Bank stock

The Bank’s required investment in the capital stock of the Federal Home Loan Bank is carried at cost, as fair values are not readily determinable.

On April 18, 2006 the Federal Home Loan Bank of Chicago (“FHLBC”) announced plans to redeem excess (or “voluntary”) capital stock held by its members. The FHLBC received regulatory approval to redeem approximately $795 million of stock held by its members in excess of the minimum required as a condition for membership. During the second quarter of 2006, the Company redeemed approximately $1.2 million of excess stock (the Company’s pro rata share). On November 8, 2006, the Federal Housing Finance Board authorized the FHLB’s redemption on an additional $375 million of members’ excess (or “voluntary”) capital stock. The company’s pro rata share of approximately $500,000 was redeemed during the fourth quarter.

Loans

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Ottawa, Illinois and the surrounding area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the contractual life of the loan using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past their due date. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed real estate

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses. The Company had no investment in foreclosed real estate at December 31, 2006 and 2005.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Premises and equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. Premises and equipment are depreciated using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets:

Years
Buildings	5-50
Furniture and equipment	5-39

Pension plan

The Bank has a pension plan covering substantially all employees. It is the policy of the Bank to fund the maximum amount that can be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law.

Employee stock ownership plan

The Bank has an employee stock ownership plan (ESOP) covering substantially all employees. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.

Stock compensation

Effective November 21, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the company to measure all employee stock-based compensation awards using a fair value method and record such expenses in its consolidated financial statements. The Company had no stock-based awards granted prior to adoption of SFAS No. 123(R).

In accordance with the provisions of SFAS 123(R), the Company recognizes compensation cost for all stock-based awards granted November 21, 2006, based on the estimated grant date fair value. The fair value of stock options are estimated using a Black-Scholes option pricing model and amortized to expense over the option’s vesting periods, as more fully disclosed in Note 10.

Off-balance-sheet financial instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to originate loans, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of stockholder’s equity.

Long-term assets

Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed Note 14. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Earnings per share

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and vested stock awards. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options. The Company had no common stock equivalents as of December 31, 2005, consequently, basic and diluted earnings per share are the same.

	Years ended December 31,
	2006	2005
Net income available to common stockholders	$944,457	$363,796

Basic potential common shares:
Weighted average shares outstanding	2,224,911	2,224,911
Weighted average unallocated Employee Stock Ownership Plan shares	(68,870)	(76,286)
Weighted average unvested MRP shares	(4,898)	—

Basic weighted average shares outstanding	2,151,143	2,148,625
Dilutive potential common shares
Weighted average unrecognized compensation on MRP shares	40,093	—
Weighted average RRP options outstanding**	—	—

Dilutive weighted average shares outstanding	2,191,236	2,148,625

Basic earnings per share*	$0.44	$0.17

Diluted earnings per share*	$0.43	$0.17

*	The initial public offering was consummated on July 11, 2005. Net income for the six months ended June 30, 2005 is not included in the calculation of basic and diluted income per share for the year ended December 31, 2005.
**	The effect of stock options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Segment reporting

The Company views the Bank as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. The Company approaches the Bank as one business enterprise which operates in a single economic environment since the products and services, types of customers and regulatory environment all have similar characteristics.

Recent accounting pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” The statement amends SFAS no. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this interpretation will have on its financial position, results of operation and cash flows. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position, results of operation and cash flows.

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

In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans). Currently, the funded status of such plans is reported in the notes to the financial statements. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year end to measure the plan assets and obligations. This provision is effective for all companies for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

Note 2.	Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to $25,000 respectively.

Note 3.	Investment Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006:
Held to Maturity
Mortgage-backed securities	$1,182,853	$5,196	$16,752	$1,171,297

Available for Sale
U.S. agency securities	$15,836,227	$10,793	$132,025	$15,714,995
Mortgage-backed securities	21,580,316	15,633	524,696	21,071,253

	$37,416,543	$26,426	$656,721	$36,786,248

December 31, 2005:
Held to Maturity
Mortgage-backed securities	$1,404,850	$6,006	$17,996	$1,392,860

Available for Sale
U.S. agency securities	$16,833,221	$27,766	$220,276	$16,640,711
Mortgage-backed securities	21,765,125	13,663	499,096	21,279,692

	$38,598,346	$41,429	$719,372	$37,920,403

At December 31, 2006 and 2005, U.S. agency securities with a carrying value of approximately $5,585,000 and $4,800,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value at December 31, 2006, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$4,500,000	$4,479,540
Due after one year through five years	—	—	11,336,227	11,235,455
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities	1,182,853	1,171,297	21,580,316	21,071,253

	$1,182,853	$1,171,297	$37,416,543	$36,786,248

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

There were $2,507 in gross realized gains in 2006 and none in 2005. Gross realized losses amounted to none in 2006 and $201 in 2005. The tax benefit (provision) applicable to these net realized gains and losses amounted to $(852) and $68, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006
Securities Available for Sale
Debt securities:
U.S. agency securities	$1,995,440	$4,560	$11,710,906	$127,465	$13,706,346	$132,025
Mortgage-backed securities	—	—	18,914,936	524,696	18,914,936	524,696

	$1,995,440	$4,560	$30,625,842	$652,161	$32,621,282	$656,721

Securities Held to Maturity
Mortgage-backed securities	$—	$—	$770,929	$16,752	$770,929	$16,752

December 31, 2005
Securities Available for Sale
Debt securities:
U.S. agency securities	$8,097,124	$90,972	$6,518,407	$129,304	$14,615,531	$220,276
Mortgage-backed securities	10,963,128	169,962	9,980,440	329,134	20,943,568	499,096

	$19,060,252	$260,934	$16,498,847	$458,438	$35,559,099	$719,372

Securities Held to Maturity
Mortgage-backed securities	$41,604	$249	$848,496	$17,747	$890,100	$17,996

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

At December 31, 2006, 51 securities have unrealized losses with aggregate depreciation of 1.98% from the Bank’s amortized cost basis. These unrealized losses relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 4.	Loans

The components of loans are as follows:

	December 31,
	2006	2005
Mortgage loans:
Secured by one-to-four family residences	$87,468,579	$75,845,981
Multi-family	8,062,931	11,835,958
Construction	7,767,308	11,827,236
Home equity lines of credit	7,639,784	9,027,559

	110,938,602	108,536,734
Less:
Undisbursed portion of construction and other mortgage loans	(3,895,157)	(5,007,805)

Total mortgage loans	107,043,445	103,528,929

Other loans:
Non-residential real estate	22,071,552	11,944,465
Non-residential lines of credit	535,616	746,496
Commercial	888,337	—
Commercial lines of credit	421,130	—
Consumer loans	12,011,733	9,051,623

	142,971,813	125,271,513
Less: Allowance for loan losses	(419,685)	(390,994)
Plus: Deferred loan costs (fees)	(15,313)	58,195

Loans, net	$142,536,815	$124,938,714

Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2006	2005
Balance at beginning of year	$390,994	$438,506
Provision credited to income	(1,263,478)	(189,771)
Loans charged off	(41,862)	(53,532)
Recoveries of loans previously charged off	1,334,031	195,791

Balance at end of year	$419,685	$390,994

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on their review and as a result of the recoveries of prior losses received, the allowance account was reduced by $1,263,478 during 2006 to better reflect the credit risk in the loan portfolio.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2006	2005
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	7,134	49,845

Total impaired loans	$7,134	$49,845

Valuation allowance related to impaired loans	$1,736	$7,477

Total non-accrual loans	$1,069,954	$1,607,465

Total loans past due ninety days or more and still accruing	$44,859	$96,594

	Years Ended December 31,
	2006	2005
Average investment in impaired loans	$10,873	$33,702

Interest income recognized on impaired loans	$—	$—

Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and companies in which they have a 10% or more beneficial ownership. In the opinion of management, these loans are made with substantially the same terms, including interest rate and collateral as those prevailing for comparable transactions with other customers and do not involve more than the normal risk of collectibility. Changes in loans to officers and directors are summarized as follows:

	Years Ended December 31,
	2006	2005
Balance, beginning of year	$278,630	$194,547
Deletions due to change in status	(137,038)	—
Additions	18,000	459,075
Repayments	(51,841)	(374,992)

Balance, end of year	$107,751	$278,630

Note 5.	Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $15,501,476 and $17,234,726 at December 31, 2006 and 2005, respectively.

The fair values of these servicing rights were $102,155 and $114,813 at December 31, 2006 and 2005, respectively. The fair value of servicing rights was determined using discount rates, prepayment speeds, depending upon the stratification of the specific right, and a weighted average default rate.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 6.	Accrued Interest Receivable

Accrued interest receivable at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
U.S. agency securities	$159,725	$155,312
Mortgage-backed securities	89,910	92,590
Loans	697,978	553,731

	$947,613	$801,633

Note 7.	Premises and Equipment

Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Cost:
Land	$1,966,898	$1,966,898
Buildings	6,558,937	6,479,925
Furniture and equipment	1,447,080	1,439,870

	9,972,915	9,886,693
Less: Accumulated depreciation	2,106,645	1,845,156

	$7,866,270	$8,041,537

Note 8.	Deposits

Deposits at December 31, 2006 and 2005 are summarized as follows:

	2006		2005
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$2,460,289	1.35%	$2,339,108	1.42%

Interest bearing checking	8,678,466	4.75%	9,782,553	5.93%
Money market	8,443,182	4.62%	10,206,495	6.19%
Passbook savings	10,593,266	5.79%	10,761,313	6.53%
Certificates of deposit	152,681,553	83.49%	131,791,479	79.93%

Interest bearing	180,396,467	98.65%	162,541,840	98.58%

Total	$182,856,756	100.00%	$164,880,948	100.00%

Interest expense on deposits for the years ended December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Money market	$221,807	$199,553
Passbook savings	59,238	118,662
Certificates of deposit	5,697,996	4,353,797
Checking	55,088	94,082

	$6,034,129	$4,766,094

Deposits from directors, principal officers, their immediate families at December 31, 2006 and 2005 were $308,973 and $673,585, respectively.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The aggregate amount of public deposits was approximately $7,490,188 and $5,685,387 at December 31, 2006 and 2005, respectively.

The aggregate amount of jumbo certificates of deposit within a minimum denomination of $100,000 was approximately $39,858,000 and $36,776,000 at December 31, 2006 and 2005, respectively. Individual deposits in excess of $100,000 are not insured by the FDIC.

At December 31, 2006, scheduled maturities of certificates of deposit are as follows:

2007	$135,435,122
2008	10,154,417
2009	5,074,202
2010	1,229,899
2011	787,913

$152,681,553

The Bank held brokered deposits of $15,527,000 and $2,352,000 at December 31, 2006 and 2005, respectively. The broker receives a fee from the Bank for the brokered deposits. Total fee expense of $20,270 and $2,952 were recognized for the years ended December 31, 2006 and 2005, respectively.

Note 9.	Employment Benefit and Retirement Plans

Employee stock ownership plan

On May 6, 2005, the Company adopted an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual payments of approximately $77,478, including interest at 6.25%, are to be made by the ESOP.

As shares are committed to be released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations. During 2006, 5,088 shares, with an average fair value of $11.75 per share were committed to be released, resulting in ESOP compensation expense of $59,779 for the year.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2006, 10,176 shares at a fair value of $12.61 have been classified as mezzanine capital.

	December 31,
	2006	2005
Shares allocated	10,176	5,088
Unallocated shares	66,138	71,226

Total ESOP shares	76,314	76,314

Fair value of unallocated shares	$834,000	$747,873

Defined benefit retirement plan

The Bank has a qualified defined-benefit retirement plan covering substantially all of its employees with the Financial Institutions Retirement Fund. The Financial Institutions Retirement Fund is a tax-qualified pension trust covering multiple participating employers, employee-members and retirees and beneficiaries. Expenses of $1,695,825 and $384,000 were recorded for the years ended December 31, 2006 and 2005, respectively, of which $1,297,000 related to the anticipated freezing of the plan.

Governmental regulations impose certain requirements relative to multi-employer plans. In the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan’s unfunded vested benefits. The Bank has not received information from the plan’s administrators to determine its share of unfunded vested benefits. On February 23, 2007, the Board of Directors of Ottawa Savings Bank approved the freezing of the Bank’s defined benefit pension plan (the “Plan”), effective April 1, 2007. The plan provides benefits to eligible employees based on a participant’s years of benefit service and a participant’s highest five consecutive years of compensation. Effective with the freeze, each active participant’s pension benefit will be determined based on a participant’s compensation and period of employment as of March 31, 2007. Compensation and employment after that date will not be taken into account.

401(k) plan

The Bank maintains a voluntary 401(K) plan for substantially all employees. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions equal to 50 percent of the first 5 percent of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee equally over a five-year period. Matching expense was $26,568 for 2006 and $18,803 for 2005. In conjunction with the freeze of the Defined Benefit Plan, the Bank plans on increasing its matching contributions in the current 401(k) plan from 50 percent of the first 5 percent to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also plans to contribute an amount equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Additionally, the Bank plans on increasing the maximum amount of voluntary deferrals allowed under the 401(k) plan from 15 percent to 75 percent of an employee’s salary, subject to all applicable federal tax laws and plan limits.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2006 and 2005 were $92,483 and $69,700, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $846,135 and $839,386 as of December 31, 2006 and 2005, respectively.

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation:

	December 31,
	2006	2005
Number of participants:
Retirees	4	5
Active employees—fully eligible	1	—
Active employees—not yet eligible	4	6

Total	9	11

Obligations and funded status:

	December 31,
	2006	2005
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$399	$472
Service cost	6	6
Interest cost	23	28
Actuarial (gain)	(185)	(90)
Benefits paid	(9)	(17)

Benefit obligation at end of year	234	399

Change in plan assets
Employer contributions	9	17
Benefits paid	(9)	(17)

Fair value of plan assets at year end	—	—
Funded status	(234)	(399)
Unrecognized actuarial (gain)	(186)	(13)

Net amount recognized	$(420)	$(412)

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2006	2005
Accumulated post-retirement benefit obligation:
Retirees	$(131,451)	$(234,247)
Active employees—fully eligible	(34,693)	—
Active employees—not yet eligible	(68,015)	(164,655)

Total	(234,159)	(398,902)
Plan assets at fair value	—	—
Funded status	(234,159)	(398,902)
Unrecognized (asset) liability, net (gain) or loss	(185,815)	(13,198)

(Accrued)/prepaid cost	$(419,974)	$(412,100)

Components of Net Periodic Benefit Cost:

	December 31,
	2006	2005
Service cost	$6,280	$6,565
Interest cost	22,628	27,754
Amortization net gain	—	2,152

Net cost	$28,908	$36,471

Weighted average assumptions used to determine net periodic benefit cost:

	December 31,
	2006	2005
Discount rate	6.00%	5.75%
Expected long-term return on plan assets	—	—
Rate of compensation increase	—	—

Assumed health care cost trend rates:

	December 31,
	2006	2005
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2011	2010

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$3	$(3)
Effect on post-retirement benefit obligation	$23	$(23)

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Cash Flows

Contributions: The Bank expects to contribute $7,000 to its other post-retirement benefit plan in 2007.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Other Benefits
Year	(Amounts in thousands)
2007	$7
2008	8
2009	8
2010	9
2011	9
2012-2016	56

Note 10.	Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for issue of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, the Company purchased 43,608 shares and granted 37,065 shares of restricted stock on November 21, 2006. The shares were purchased by the Company at an average cost of $13.46 per share. These shares vest over a five year period. The unamortized cost of shares not yet vested and not yet granted of $579,449 is reported as a reduction of stockholders’ equity. Compensation expense for restricted stock awards totaled approximately $8,000 for the year ended December 31, 2006.

A summary of the status of the MRP stock awards at December 31, 2006 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted	37,065	13.46
Exercised	—	—
Forfeited	—	—

Nonvested at end of year	37,065	$13.46

Stock option plan

A Recognition and Retention Plan (“RRP”) provides for issues of options to directors, officers, and employees. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, the Company granted options of 92,666 shares of the Company’s common stock, with an exercise price of $12.35 per share on November 21, 2006. The options become exercisable in equal installments over a five year period from the grant date. The options expire ten years from the grant date.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. The fair value of the options granted on November 21, 2006 was estimated at the grant date using the Black-Scholes model and the following assumptions:

Black-Scholes assumptions
Dividend rate	0.40%
Risk-free interest rates	4.58%
Expected time to exercise	7 years
Volatility	10.87%

A summary of the status of the RRP stock options at December 31, 2006 is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—
Granted	92,666	12.35
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	92,666	$12.35	9.92 years	$24,093

Exercisable at year end	—	$—	—	$—

Weighted average fair value per option granted during the year	$3.26

The total compensation cost at December 31, 2006, related to non-vested options not yet recognized was approximately $297,000 with an average expense recognition period of 4.9 years. The Company recognized compensation expense of approximately $5,000 and a deferred tax asset of approximately $400 for the year ended December 31, 2006. All options granted remain un-vested at December 31, 2006 and are expected to be exercisable in accordance with their original terms.

Note 11.	Income Taxes

The Company and Bank file consolidated federal income tax returns on a calendar year basis.

Income tax expense is summarized as follows:

	Years Ended December 31,
	2006	2005
Federal:
Current	$17,665	$(584,244)
Deferred	218,840	970,938

	236,505	386,694

State:
Current	20,827	33,846
Deferred	(20,827)	(15,583)

	—	18,263

	$236,505	$404,957

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The Company’s income tax expense differed from the maximum statutory federal rate of 35% for the years ended December 31, 2006 and 2005, as follows:

	Years Ended December 31,
	2006	2005
Expected income taxes	$413,337	$445,375
Income tax effect of:
Tax exempt interest	(2,402)	(3,897)
State taxes, net of federal tax benefit	—	11,871
Income taxed at lower rates	(11,810)	(12,725)
Other	(162,620)	(35,667)

	$236,505	$404,957

The components of the net deferred tax asset are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$162,964	$151,823
Net operating loss carryforwards	574,026	1,032,109
Net unrealized loss on securities available for sale	214,300	230,500
Employee benefit plans	539,535	500,607
Other	50,918	—

Deferred tax asset	1,541,743	1,915,039

Deferred tax liabilities:
Deferred loan costs	—	(22,597)
FHLB stock dividends	(15,090)	(15,090)
Other	—	(136,485)

Deferred tax liability	(15,090)	(174,172)

Net deferred tax asset	$1,526,653	$1,740,867

Retained earnings at December 31, 2006 include approximately $1,169,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $453,000 at December 31, 2006.

Federal net operating losses of $1,100,000 as of December 31, 2006 can be carried forward until the year 2024. Illinois net operating loss carryforwards of approximately $4,100,000 as of December 31, 2006, which expire in 2015 and 2016, are available to offset future state taxable income.

Note 12.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes as of December 31, 2006 and 2005 that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
Total Risk-Based Capital (to Risk Weighted Assets)	$17,994,829	16.30%	$8,831,920	8.00%	$11,039,900	10.00%
Tier I Capital (to Risk Weighted Assets)	$17,575,144	15.92%	$4,415,960	4.00%	$6,623,940	6.00%
Tier I Capital (to Adjusted Total Assets)	$17,575,144	8.59%	$8,180,600	4.00%	$10,225,750	5.00%
Tangible Capital (to Adjusted Total Assets)	$17,575,144	8.59%	$3,067,725	1.50%	N/A	N/A
December 31, 2005:
Total Risk-Based Capital (to Risk Weighted Assets)	$17,376,301	18.00%	$7,724,480	8.00%	$9,655,600	10.00%
Tier I Capital (to Risk Weighted Assets)	$16,985,307	17.59%	$3,862,240	4.00%	$5,793,360	6.00%
Tier I Capital (to Adjusted Total Assets)	$16,985,307	9.23%	$7,359,280	4.00%	$9,199,100	5.00%
Tangible Capital (to Adjusted Total Assets)	$16,985,307	9.23%	$2,759,730	1.50%	N/A	N/A

Note 13.	Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse affect on the financial position of the Bank.

The Company’s mutual holding company waived its share of dividends declared by the Company amounting to $244,740 and none for the years ended December 31, 2006 and 2005, respectively.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. This instrument involves elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition.

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Variable rate	Fixed rate	Total	Range of rates or fixed rate
As of December 31, 2006:
Commitments to originate loans	$2,708,996	$420,523	$3,129,519	6.75%-8.00%
Unfunded commitments on construction	2,845,525	1,049,632	3,895,157	6.25%-7.25%
Unfunded commitments under lines of credit	9,120,052	—	9,120,052	—

	14,674,573	1,470,155	16,144,728
Standby letters of credit	1,809,260	29,600	1,838,860	7.00%-7.25%

	$16,483,833	$1,499,755	$17,983,588

As of December 31, 2005:
Commitments to originate loans	$3,146,565	$898,113	$4,044,678	5.50%-7.25%
Unfunded commitments on construction loans	3,429,934	1,577,871	5,007,805	5.00%-8.00%
Unfunded commitments under lines of credit	7,554,618	—	7,554,618	—

	14,131,117	2,475,984	16,607,101
Standby letters of credit	2,826,733	296,101	3,122,834	6.75%-8.00%

	$16,957,850	$2,772,085	$19,729,935

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

The Company does not engage in the use of interest rate swaps or futures, forwards or option contracts.

Note 14.	Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases,

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and Due from Banks: The carrying amounts reported in the balance sheets for cash and due from banks approximate fair values.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2006 and 2005, these items are immaterial in nature.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$10,414,312	$10,414,312	$5,039,518	$5,039,518
Securities	40,316,117	40,304,561	43,363,061	43,351,071
Accrued interest receivable	947,613	947,613	801,633	801,633
Loans	142,536,815	141,103,000	124,938,714	124,086,000
Mortgage servicing rights	102,155	102,155	114,813	114,813

Financial Liabilities:
Deposits	182,856,756	182,300,000	164,880,948	163,465,000
Accrued interest payable	138,630	138,630	77,000	77,000

In addition, other assets and liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

Note 15.	Adoption of SEC Staff Accounting Bulletin No. 108

The Company has adopted SEC Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 states that the registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior year misstatements on the current year financial statements, and by evaluating the misstatements quantified under each method in light of both quantitative and qualitative factors.

In adopting the requirements of SAB 108, the Company adjusted its fixed assets which were understated by $55,066 as of January 1, 2006. Such understatement resulted from unrecorded capitalized interest on the construction of the main facility that was placed in service in March of 2004, which was previously evaluated as being immaterial under the rollover method. The Company has reported the cumulative effect of the initial application of SAB 108 by adjusting retained earnings as of January 1, 2006 with a credit of $55,066, to increase its fixed assets. The adjustment of the quarterly financial results for 2006 will be accomplished by adjusting the applicable financial statement line items when such information is next presented. Reports previously filed with the SEC will not be amended.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 16.	Condensed Parent Only Financial Statements

	December 31,
	2006	2005
	(in thousands)
Statements of financial condition
Assets:
Cash and cash equivalents	$437,947	$606,381
Equity in net assets of Ottawa Savings Bank	18,307,838	17,918,513
Other assets	675,537	708,691

	$19,421,322	$19,233,585

Liabilities and stockholders’ equity:
Other liabilities	$—	$—
Stockholders’ equity	19,421,322	19,233,585

	$19,421,322	$19,233,585

	Years Ended December 31,
	2006	2005
	(in thousands)
Statements of income
Equity in net income of subsidiary	$945,804	$845,159
Interest income	70,404	28,683

Operating income	1,016,208	873,842
Other expenses	70,117	6,300

Income before income tax benefit	946,091	867,542
Income tax expense	1,634	—

Net income	$944,457	$867,542

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2006	2005
	(in thousands)
Statements of cash flows
Operating activities:
Net income	$944,457	$867,542
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (less than) net income of subsidiary	(945,804)	(845,159)
Other	—	3,573

Net cash provided by operating activities	(1,347)	25,956

Investing activities:
Investment in subsidiary	—	(7,250,000)
Payments received on ESOP note receivable	33,155	50,876

Net cash provided by (used in) investing activities	33,155	(7,199,124)

Financing activities:
Proceeds from stock offering, net of expenses	—	7,779,549
Cash dividends paid	(200,242)	—
Purchase of treasury stock	—	—

Net cash provided by (used in) financing activities	(200,242)	7,779,549

Net increase (decrease) in cash and cash equivalents	(168,434)	606,381
Cash and cash equivalents:
Beginning of period	606,381	—

End of period	$437,947	$606,381

Supplemental Schedule of Noncash Investing and Financing Activities
Recording of ESOP put options at Bank level	$(128,307)	$—
Purchase of MRP shares	587,002	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.

Date: March 27, 2007	By:	/s/ GARY OCEPEK
Gary Ocepek
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY OCEPEK Gary Ocepek	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2007

/s/ JON KRANOV Jon Kranov	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 27, 2007

/s/ JAMES A. FERRERO James A. Ferrero	Director	March 27, 2007

/s/ KEITH JOHNSON Keith Johnson	Director	March 27, 2007

/s/ ARTHUR C. MUELLER Arthur C. Mueller	Director	March 27, 2007

/s/ DANIEL J. REYNOLDS Daniel J. Reynolds	Director	March 27, 2007

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1	Ottawa Savings Bank Employee Stock Ownership Plan and Trust Agreement, (incorporated by reference to Exhibit 10.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.2	ESOP Loan Documents, (incorporated by reference to Exhibit 10.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.3	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement with Mr. Ocepek, (incorporated by reference to Exhibit 10.3 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.4	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement with Mr. Kranov, (incorporated by reference to Exhibit 10.4 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.5	Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement with Mr. Devermann, (incorporated by reference to Exhibit 10.5 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.6	Ottawa Savings Bancorp, Inc. Director Emeritus Plan, (incorporated by reference to Exhibit 10.6 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.7	Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

10.8	Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.9	Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)

10.10	Amendment to Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company’s 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2006)

23.1	Consent of McGladrey and Pullen, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications