Form 10QSB
period 2007-03-31
Ottawa Savings Bancorp, Inc.
filed 2007-05-11
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 11, 2007
Common Stock, $0.01 par value	2,224,911

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

OTTAWA SAVINGS BANCORP, INC.

FORM 10-QSB

For the quarterly period ended March 31, 2007

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks, including interest bearing deposits of $8,033,194 and
$7,859,993 at March 31, 2007 and December 31, 2006, respectively	$9,787,281	$10,414,312
Securities held to maturity (fair value of $1,124,779 and $1,171,297 at March 31, 2007 and December 31, 2006, respectively)	1,132,577	1,182,853
Securities available for sale	38,174,937	36,786,248
Non-marketable equity securities, at cost	2,534,952	2,396,982
Loans, net of allowance for loan losses of $416,223 and $419,685 at March 31, 2007 and December 31, 2006, respectively	145,277,895	142,536,815
Loans held for sale	234,604	—
Premises and equipment, net	7,862,193	7,866,270
Accrued interest receivable	934,034	947,613
Mortgage servicing rights	103,897	102,155
Income tax refund receivable	399,077	399,077
Deferred tax asset	928,250	1,526,653
Other assets	774,560	706,181

Total assets	$208,144,257	$204,865,159

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,380,435	$2,460,289
Interest bearing	183,126,556	180,396,467

Total deposits	185,506,991	182,856,756
Accrued interest payable	160,841	138,630
Other liabilities	1,822,845	2,320,144

Total liabilities	187,490,677	185,315,530

Redeemable common stock held by ESOP plan	151,673	128,307

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized;
2,224,911 shares issued	22,249	22,249
Additional Paid-in-Capital	8,556,063	8,536,872
Retained earnings	13,591,954	12,647,340
Unallocated ESOP shares	(648,669)	(661,388)
Unearned MRP shares	(554,072)	(579,449)
Accumulated other comprehensive (loss)	(313,945)	(415,995)

	20,653,580	19,549,629
Less:
Maximum cash obligation related to ESOP shares	(151,673)	(128,307)

Total Stockholders’ Equity	20,501,907	19,421,322

Total liabilities and stockholders’ equity	$208,144,257	$204,865,159

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Income

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Interest and dividend income:
Interest and fees on loans	$2,350,491	$1,929,719
Securities:
Mortgage-backed and related securities	272,418	268,414
U.S. agency securities	197,557	167,132
Dividends on non-marketable equity securities	25,943	30,393
Interest-bearing deposits	101,310	28,602

Total interest and dividend income	2,947,719	2,424,260

Interest expense:
Deposits	1,883,256	1,318,290

Total interest expense	1,883,256	1,318,290

Net interest income	1,064,463	1,105,970
Provision for loan losses	(1,181,160)	(1,307,778)

Net interest income after provision for loan losses	2,245,623	2,413,748

Other income:
Gain on sales of securities available for sale	110	—
Gain on sale of loans	3,259	1,762
Originations of mortgage servicing rights, net of amortization	1,742	(6,189)
Customer service fees	51,105	34,012
Other	7,587	7,547

Total other income	63,803	37,132

Other expenses:
Salaries and employee benefits	378,284	433,251
Directors fees	21,161	21,292
Occupancy	105,911	117,784
Deposit insurance premium	5,150	5,276
Legal and professional services	54,034	87,938
Data processing	67,960	60,476
Advertising	15,485	17,313
Other	103,311	133,655

Total other expenses	751,296	876,985

Income before income taxes	1,558,130	1,573,895
Income tax expense	567,061	574,962

Net income	$991,069	$998,933

Basic earnings per share	$0.47	$0.46

Diluted earnings per share	$0.47	$0.46

Dividends per share	$0.05	$0.05

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Comprehensive income:
Net income	$991,069	$998,933
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on securities available for sale arising during period, net of income taxes	101,977	(267,003)
Reclassification adjustment for gains included in net income, net of tax expense	73	—

Comprehensive income	$1,093,119	$731,930

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net income	$991,069	$998,933
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	69,546	65,317
Provision for loan losses	(1,181,160)	(1,307,778)
Provision for deferred income taxes	545,832	573,328
Net amortization of premiums and discounts on securities	2,721	2,344
Gain on sale of available for sale securities	(110)	—
Origination of mortgage loans held for sale	(710,643)	(432,097)
Proceeds from sale of mortgage loans held for sale	479,298	243,043
Gain on sale of loans, net	(3,259)	(1,762)
Origination of mortgage servicing rights, net of amortization	(1,742)	6,189
ESOP compensation expense	16,959	—
MRP compensation expense	25,377	—
Compensation expense on stock options	14,951	—
Change in assets and liabilities:
Decrease in accrued interest receivable	13,579	57,101
(Increase) decrease in other assets and tax refund receivable	(38,379)	51,621
(Decrease) increase in accrued interest payable and other liabilities	(475,088)	34,954

Net cash (used in) provided by operating activities	(251,049)	291,193

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(4,466,691)	—
Sales, calls, maturities and paydowns	3,230,797	1,815,613
Securities held to maturity:
Maturities and paydowns	49,491	54,509
Purchase of non-marketable equity securities	(137,970)	—
Net (increase) decrease in loans	(1,592,420)	2,903,077
Proceeds from sale of repossessed assets	2,500	—
Purchase of premises and equipment	(65,469)	(12,402)

Net cash (used in) provided by investing activities	(2,979,762)	4,760,797

Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,650,235	(2,099,280)
Cash dividends paid	(46,455)	(50,061)

Net cash provided by (used in) financing activities	2,603,780	(2,149,341)

Net (decrease) increase in cash and due from banks	(627,031)	2,902,649
Cash and due from banks:
Beginning	10,414,312	5,039,518

Ending	$9,787,281	$7,942,167

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	1,861,045	$1,204,645

Income taxes, net of refunds received	43,750	1,634

Supplemental Schedule of Noncash Investing and Financing Activities
Other assets acquired in settlement of loans	32,500	—

Increase in liability due to the recording of ESOP put options	23,366	—

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) is the federally chartered savings and loan holding company of Ottawa Savings Bank (the “Bank”) and was formed upon completion of the Bank’s reorganization from a mutual to stock form of organization on July 11, 2005.

The Bank is a community and customer oriented savings bank. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one-to-four family residential loans, consumer loans and other loans. The Bank completed its plan of conversion on July 11, 2005, upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank. The Bank completed its reorganization on that same date, pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to Ottawa Savings Bancorp, Inc. As part of the reorganization, Ottawa Savings Bancorp, Inc. issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp, MHC.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2006. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

NOTE 3 – USE OF ESTIMATES

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and, thus, actual results could differ from the amounts reported and disclosed herein.

At March 31, 2007, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Form 10-KSB filed with the Securities and Exchange Commission in March 2007.

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

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and vested stock awards. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards. The Company had no common stock equivalents as of March 31, 2006.

	Three months ended March 31,
	2007	2006
Net income available to common stockholders	$991,069	$998,933

Basic potential common shares:
Weighted average shares outstanding	2,224,911	2,224,911
Weighted average unallocated Employee Stock Ownership Plan shares	(65,701)	(71,226)
Weighted average unvested MRP shares	(43,608)	—

Basic weighted average shares outstanding	2,115,602	2,153,685
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	—	—
Weighted average RRP options outstanding	—	—

Dilutive weighted average shares outstanding	2,115,602	2,153,685

Basic earnings per share	$0.47	$0.46

Diluted earnings per share	$0.47	$0.46

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

On July 11, 2005, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. The ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share.

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At March 31, 2007, 11,447 shares at a fair value of $13.25 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the plan:

	March 31, 2007	December 31, 2006
Shares allocated	11,447	10,176
Unallocated shares	64,867	66,138

Total ESOP shares	76,314	76,314

Fair value of unallocated shares	$859,488	$834,000

NOTE 7 – INVESTMENT SECURITIES

The following table reflects securities with gross unrealized losses at March 31, 2007:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
Debt securities:
U.S. agency securities	$2,487,476	$1,940	$8,120,440	$68,823	$10,607,916	$70,763
Mortgage-backed securities	—	—	17,169,090	454,597	17,169,090	454,597

	$2,487,476	$1,940	$25,289,530	$523,420	$27,777,006	$525,360

Securities Held to Maturity
Mortgage-backed securities	$—	$—	$732,177	$16,839	$732,177	$16,839

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The unrealized losses at March 31, 2007 relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At March 31, 2007	At December 31, 2006
Impaired loans with a valuation allowance	$5,671	$7,134

Total impaired loans	$5,671	$7,134

Valuation allowance related to impaired loans	$1,425	$1,736

Total non-accrual loans	$1,074,367	$1,069,954

Total loans past due ninety days or more and still accruing interest	$99,687	$44,859

On the basis of management’s review of its assets at March 31, 2007 and December 31, 2006, we had classified $539,746 and $927,769, respectively, of our assets as special mention and $445,893 and $1,301,719, respectively, of our assets as substandard and $1,736 and $1,904, respectively, of our assets as doubtful.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

Following is a summary of activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006.

	2007	2006
Balance at beginning of year	$419,685	$390,994
Provision credited to income	(1,181,160)	(1,307,778)
Loans charged off	(6,495)	(25,636)
Recoveries of loans previously charged off	1,184,193	1,310,162

Balance at end of period	$416,223	$367,742

NOTE 9 – STOCK COMPENSATION

The total stock-based compensation expense was approximately $40,000 for the three months ended March 31, 2007 and none for the same period in 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligible date, if earlier. For the three months ended March 31, 2007, the Company did not issue any grants.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 10 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (“FIN 48”), effective January 1, 2007. No adjustment was recognized for uncertain tax positions. The Company is subject to U.S. Federal income taxes, as well as State of Illinois income taxes. Tax years ending December 31, 2003 through December 31, 2006 remain open to examination by these jurisdictions. The Company recognizes interest and penalties related to tax positions in income tax expense. At March 31, 2007, there was no accrual for uncertain tax positions or related interest.

NOTE 11 – RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Ottawa Savings Bancorp, Inc. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2007 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

During the period from March 2000 until April 2004, as part of our investment activities, the Bank purchased loan participations from Commercial Loan Corporation of Oak Brook, Illinois (“CLC”). In April 2004, the Bank was informed by its regulators, the FDIC and Illinois Office of Banks and Real Estate (“OBRE”), that CLC had misappropriated funds from loans it was servicing for others. At that time, the Bank had 39 outstanding loan participations with CLC in the aggregate amount of approximately $15.0 million. In May 2004, CLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2004, CLC’s remaining assets were transferred to the CLC Creditors Trust.

In December 2004, the Bank received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in commercial real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. Although the Bank has retained certain unsecured claims against the CLC Creditors Trust, the Bank has charged off the remaining $9.5 million of the Bank’s investment in the CLC loan participations. The Bank’s financial results reflect these losses in the years in which they occurred. In October 2005, March 2006 and March 2007, the Company received net settlements of $190,000, $1.3 million and $1.2 million, respectively, from the CLC Creditors Trust on previously charged-off loan participations with CLC. Any future recoveries of amounts previously charged off will be recorded as a recovery to the allowance for loan losses.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND DECEMBER 31, 2006

The Company’s total assets increased $3.2 million, or 1.60%, to $208.1 million at March 31, 2007, from $204.9 million at December 31, 2006. The increase reflects an increase in loans including loans held for sale of $3.0 million, an increase in securities available for sale of $1.4 million, an increase in non-marketable securities of $138,000 and an increase in other assets of $68,000, offset by decreases in cash and due from banks of $627,000 and deferred tax assets of $598,000.

Cash and cash equivalents decreased $627,000, or 6.02%, to $9.8 million at March 31, 2007 from $10.4 million at December 31, 2006. The decrease in cash is primarily due to the purchase of securities available for sale, and loan originations, partially offset by funds received as deposits and the $1.2 million recovery from the CLC Creditors Trust on previously charged off loan participations.

Securities available for sale increased $1.4 million, or 3.78%, to $38.2 million at March 31, 2007 from $36.8 million at December 31, 2006. The increase was primarily the result of $4.5 million in purchases, offset by maturities and pay-downs of $3.2 million.

Non-marketable equity securities are equity securities for which sales prices are not currently available on a national securities exchange or in the over-the-counter market. The Company holds Federal Home Loan Bank (“FHLB”) stock, Bankers Bank of Wisconsin stock, and stock in the Upper Illinois River Valley Development Corporation (“U.I.R.V.D.C”). Non-marketable equity securities increased $138,000, or 5.76%, to $2.5 million at March 31, 2007, from $2.4 million at December 31, 2006, due to the purchase of Bankers Bank of Wisconsin stock.

Loans including loans held for sale increased $3.0 million, or 2.09%, to $145.5 million at March 31, 2007, from $142.5 million at December 31, 2006. The increase in loans was primarily due to the origination of 1-4 family loans and the purchase of non-residential loans, offset by pay-offs on multi-family purchased loans.

The deferred tax asset decreased $598,000, or 39.20%, to $928,000 at March 31, 2007, from $1.5 million at December 31, 2006. The decrease is primarily due to tax carry-forwards from prior year losses applied against current income taxes, and changes in deferred taxes on available for sale securities.

Other assets comprised primarily of prepaid expenses, deferred director compensation, and auto loan repossessions increased $68,000, or 9.68%, to $774,000 at March 31, 2007, from $706,000 at December 31, 2006. The increase is due to an increase in auto loan repossessions totaling $30,000, pre-payments to the FDIC and OTS of approximately $20,000, and insurance pre-payments of $18,000.

Total deposits increased $2.6 million, or 1.45%, to $185.5 million at March 31, 2007, from $182.9 million at December 31, 2006. The increase reflects the addition of new accounts and deposits to existing accounts, offset by a slight decrease in non-interest bearing checking accounts.

Other liabilities decreased $497,000, or 21.43%, to $1.8 million at March 31, 2007, from $2.3 million at December 31, 2006. The decrease was primarily due to an outstanding payable at December 31, 2006 of $487,000 to complete the purchase of MRP shares, which was made during the first quarter of 2007.

Equity increased $1.1 million, or 5.56%, to $20.5 million at March 31, 2007, from $19.4 million at December 31, 2006. This increase in equity reflects net income for the three months ended March 31, 2007 of $991,000 and a decrease in other comprehensive loss of $102,000 for the same period, due to increases in the market value of the available for sale securities portfolio as compared to the prior year, offset by dividends of $46,000 paid to stockholders.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Net Income. The Company had net income of $991,000 for the three months ended March 31, 2007, compared to net income of $999,000 for the three months ended March 31, 2006.

Interest and Dividend Income. Interest and dividend income increased $523,000, or 21.59%, to $2.9 million for the three months ended March 31, 2007, from $2.4 million for the three months ended March 31, 2006. This increase in interest and dividend income was primarily due to an increase in the average yield on interest earning assets to 6.08% from 5.73%, and an increase of $24.5 million in average interest earning assets to $193.7 million from $169.2 million for the three months ended March 31, 2007, compared to the same period in 2006. The increase in the average yield was due to increased market rates. The increase in average interest earning assets was due to increases in average loans, average securities and average interest earning deposits, offset by a decrease in average non-marketable equity securities.

Interest Expense. Interest expense increased $565,000, or 42.86%, to $1.9 million for the three months ended March 31, 2007, from $1.3 million for the three months ended March 31, 2006. This increase in interest expense reflects an increase of $22.8 million in average deposits, and an increase in the cost of deposits to 4.12% from 3.29% for the three months ended March 31, 2007, compared to the same period in 2006. The increase in average deposits and the increase in the cost of deposits were primarily due to increased market rates resulting in additional funds placed in certificates of deposit, offset by decreases in savings and interest bearing checking accounts.

Net Interest Income. Net interest income decreased $42,000, or 3.75%, to $1.1 million for the three months ended March 31, 2007, from $1.1 million for the three months ended March 31, 2006 due to a decrease in interest rate spread.

Provision for Loan Losses. Management recorded a negative loss provision of $1.2 million for the three months ended March 31, 2007, compared to a negative loss provision of $1.3 million for the three months ended March 31, 2006. In each period, the negative loss provision was due to recoveries from the CLC Creditors Trust on previously charged off loans. Based on a general review of the loans that were in the loan portfolio at March 31, 2007 and 2006, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. Other income increased $27,000, or 71.83%, to $64,000 for the three months ended March 31, 2007, from $37,000 for the three months ended March 31, 2006. The increase was primarily the result of increases in customer service fees. Customer service fees increased $17,000, or 50.26%, to $51,000 for the three months ended March 31, 2007 from $34,000 for the three months ended March 31, 2006 primarily due to an increase in the amount the Company charges for overdrafts. The Company also recognized an increase of $8,000, or 128.15% in the origination of mortgage servicing rights, net of amortization, which was the result of increased loan sales.

Other Expenses. Other expenses decreased $126,000, or 14.33%, to $751,000 for the three months ended March 31, 2007 from $877,000 for the three months ended March 31, 2006. The decrease was primarily due to decreases in compensation and benefits, professional and legal fees and other expenses. For the three month period ended March 31, 2007, salaries and employee benefits decreased $55,000, or 12.69% to $378,000 from $433,000 for the three month period ended March 31, 2006. The decrease in salaries and employee benefits was the result of the Company not accruing for its employee incentive plan, which as of March 31, 2007 has not been approved by the Company’s board and decreases in the cost of the Defined Benefit Retirement Plan, offset by the addition of compensation expense for the Management Recognition Plan (MRP) stock awards and the Recognition and Retention Plan (RRP) stock options. Legal and professional expenses decreased $34,000, or 38.55%, to $54,000 for the three months ended March 31, 2007 from $88,000 for the three months ended March 31, 2006 as a result of reduced time spent by outside legal and audit professionals on the preparation and review of the Company’s annual report and the Company’s decision to change its legal counsel. Other expenses decreased $30,000, or 22.70% to $103,000 for the three months ended March 31, 2007 from $134,000 for the three months ended March 31, 2006, primarily due to a $12,000 decrease in supervisory fees.

Income Taxes. Income tax expense was $567,000 for the three months ended March 31, 2007, compared to an income tax expense of $575,000 for the same period in 2006. The income tax expense is a direct result of the pre tax income for the applicable period. The effective tax rates for the three months ended March 31, 2007 and 2006 were 36.39% and 36.53%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize Federal Home Loan Bank advances as needed. There were no Federal Home Loan Bank advances at March 31, 2007 or at December 31, 2006.

At March 31, 2007 the Bank had outstanding commitments to originate $3.7 million in loans, unfunded lines of credit of $9.1 million, unfunded commitments on construction loans of $3.1 million, and unfunded standby letters of credit of $1.8 million. In addition, as of March 31, 2007, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $123.7 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of March 31, 2007, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago.

From December 31, 2006 through March 31, 2007, we received proceeds of $3.3 million from maturities, calls and paydowns of available for sale and held to maturity securities. These proceeds were primarily used to purchase securities available for sale.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at March 31, 2007 of 9.42%, 17.26% and 17.63%, respectively, and with ratios at December 31, 2006 of 8.59%, 15.92%, and 16.30%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months ended March 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: May 11, 2007	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2007	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)