Form 10QSB
period 2007-06-30
Ottawa Savings Bancorp, Inc.
filed 2007-08-13
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 13, 2007
Common Stock, $0.01 par value	2,224,911

Transitional Small Business Disclosure Format (check one):    Yes   ☐    No  ☒

OTTAWA SAVINGS BANCORP, INC.

FORM 10-QSB

For the quarterly period ended June 30, 2007

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks, including interest bearing deposits of $1,690,024 and $7,859,993 at June 30, 2007 and December 31, 2006, respectively	$4,285,886	$10,414,312
Securities held to maturity (fair value of $1,044,089 and $1,171,297 at June 30, 2007 and December 31, 2006, respectively)	1,051,495	1,182,853
Securities available for sale	37,661,098	36,786,248
Non-marketable equity securities, at cost	2,534,952	2,396,982
Loans, net of allowance for loan losses of $441,386 and $419,685 at June 30, 2007 and December 31, 2006, respectively	154,395,760	142,536,815
Loans held for sale	201,979	—
Premises and equipment, net	7,859,034	7,866,270
Accrued interest receivable	1,055,001	947,613
Mortgage servicing rights	101,502	102,155
Deferred tax asset	1,274,051	1,526,653
Other assets	1,187,003	1,105,258

Total assets	$211,607,761	$204,865,159

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,416,868	$2,460,289
Interest bearing	185,835,320	180,396,467

Total deposits	188,252,188	182,856,756
Accrued interest payable	132,728	138,630
Other liabilities	2,165,407	2,320,144

Total liabilities	190,550,323	185,315,530

Redeemable common stock held by ESOP plan	155,808	128,307

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional Paid-in-Capital	8,574,321	8,536,872
Retained earnings	14,286,443	12,647,340
Unallocated ESOP shares	(635,950)	(661,388)
Unearned MRP shares	(529,376)	(579,449)
Accumulated other comprehensive (loss)	(660,249)	(415,995)

	21,057,438	19,549,629
Less:
Maximum cash obligation related to ESOP shares	(155,808)	(128,307)

Total Stockholders’ Equity	20,901,630	19,421,322

Total liabilities and stockholders’ equity	$211,607,761	$204,865,159

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Income

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$2,479,196	$1,969,086	$4,829,687	$3,898,805
Securities:
Mortgage-backed and related securities	268,817	253,674	541,234	522,088
U.S. agency securities	215,175	162,566	412,732	329,698
Dividends on non-marketable equity securities	16,204	30,864	42,147	61,257
Interest-bearing deposits	82,915	45,994	184,225	74,596

Total interest and dividend income	3,062,307	2,462,184	6,010,025	4,886,444

Interest expense:
Deposits	1,931,576	1,366,727	3,814,832	2,685,017

Total interest expense	1,931,576	1,366,727	3,814,832	2,685,017

Net interest income	1,130,731	1,095,457	2,195,193	2,201,427
Provision for loan losses	(861,460)	—	(2,042,620)	(1,307,778)

Net interest income after provision for loan losses	1,992,191	1,095,457	4,237,813	3,509,205

Other income:
Gain on sale of securities available for sale	—	—	110	—
Gain on sale of loans	14,003	20,921	17,262	22,683
Amortization of mortgage servicing rights, net of originations	(2,395)	(2,004)	(653)	(8,193)
Customer service fees	57,240	43,701	108,346	77,713
Other	6,969	51,587	14,555	59,134

Total other income	75,817	114,205	139,620	151,337

Other expenses:
Salaries and employee benefits	451,882	456,484	830,166	889,735
Directors fees	21,161	21,292	42,321	42,584
Occupancy	134,622	115,186	240,533	232,970
Deposit insurance premium	5,519	5,219	10,669	10,495
Legal and professional services	49,181	150,567	103,215	238,505
Data processing	59,492	62,025	127,452	122,501
Other	134,292	138,005	253,088	288,973

Total other expenses	856,149	948,778	1,607,444	1,825,763

Income before income taxes	1,211,859	260,884	2,769,989	1,834,779
Income tax expense (benefit)	470,918	(63,908)	1,037,978	511,054

Net income	$740,941	$324,792	$1,732,011	$1,323,725

Basic earnings per share	$0.35	$0.15	$0.82	$0.61

Diluted earnings per share	$0.35	$0.15	$0.82	$0.61

Dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$740,941	$324,792	$1,732,011	$1,323,725
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available for sale arising during period, net of income taxes	(346,304)	(195,430)	(244,181)	(462,433)
Reclassification adjustment for gains included in net income, net of tax expense	—	—	(73)	—

Comprehensive income	$394,637	$129,362	$1,487,757	$861,292

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$1,732,011	$1,323,725
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	136,270	130,635
Provision for loan losses	(2,042,620)	(1,307,778)
Provision for deferred income taxes	378,431	475,047
Net amortization of premiums and discounts on securities	9,152	13,046
Gain on sale of securities available for sale	(110)	—
Origination of mortgage loans held for sale	(1,388,006)	(1,057,986)
Proceeds from sale of mortgage loans held for sale	1,203,289	968,368
Gain on sale of loans, net	(17,262)	(22,683)
Amortization of mortgage servicing rights, net of originations	653	8,193
ESOP compensation expense	32,985	28,935
MRP compensation expense	50,073	—
Compensation expense on stock options	29,902	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(107,388)	3,525
(Increase) decrease in other assets	(52,706)	763,490
(Decrease) increase in accrued interest payable and other liabilities	(160,639)	110,756

Net cash (used in) provided by operating activities	(195,965)	1,437,273

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(5,466,691)	(479,228)
Sales, calls, maturities and paydowns	4,215,176	2,648,327
Securities held to maturity:
Maturities and paydowns	128,898	99,302
(Purchase) sale of non-marketable equity securities	(137,970)	1,158,664
Net increase in loans	(9,847,864)	(937,752)
Proceeds from sale of repossessed assets	2,500	—
Purchase of premises and equipment	(129,034)	(31,832)

Net cash (used in) provided by investing activities	(11,234,985)	2,457,481

Cash Flows from Financing Activities
Net increase (decrease) in deposits	5,395,432	(3,278,499)
Cash dividends paid	(92,908)	(100,121)

Net cash provided by (used in) financing activities	5,302,524	(3,378,620)

Net (decrease) increase in cash and due from banks	(6,128,426)	516,134
Cash and due from banks:
Beginning	10,414,312	5,039,518

Ending	$4,285,886	$5,555,652

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors	$3,799,624	$2,713,547
Income taxes, net of refunds received	563,750	(739,095)
Supplemental Schedule of Noncash Investing and Financing Activities:
Real estate acquired through or in lieu of foreclosure	—	126,506
Sale of OREO through loan origination	—	28,950
Other assets acquired in settlement of loans	31,539	—
Increase in liability due to the recording of ESOP put options	27,501	—

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

At June 30, 2007, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Form 10-KSB filed with the Securities and Exchange Commission in March 2007.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and vested stock awards. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards. The Company had no common stock equivalents as of June 30, 2006.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income available to common stockholders	$740,941	$324,792	$1,732,011	$1,323,725

Basic potential common shares:
Weighted average shares outstanding	2,224,911	2,224,911	2,224,911	2,224,911
Weighted average unallocated Employee Stock Ownership Plan shares	(64,429)	(69,524)	(65,061)	(70,149)
Weighted average unvested MRP shares	(43,608)	—	(43,608)	—

Basic weighted average shares outstanding	2,116,874	2,155,387	2,116,242	2,154,762
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	—	—	—	—
Weighted average RRP options outstanding	—	—	—	—

Dilutive weighted average shares outstanding	2,116,874	2,155,387	2,116,242	2,154,762

Basic earnings per share	$0.35	$0.15	$0.82	$0.61

Diluted earnings per share	$0.35	$0.15	$0.82	$0.61

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings: dividends on unallocated ESOP shares reduce accrued interest.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At June 30, 2007, 12,719 shares at a fair value of $12.25 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the plan:

	June 30, 2007	December 31, 2006

Shares allocated	12,719	10,176
Unallocated shares	63,595	66,138

Total ESOP shares	76,314	76,314

Fair value of unallocated shares	$779,039	$834,000

NOTE 7 – INVESTMENT SECURITIES

The following table reflects securities with gross unrealized losses at June 30, 2007:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
Debt securities:
U.S. agency securities	$7,117,465	$4,080	$8,570,212	$115,009	$15,687,677	$119,089
Mortgage-backed securities	4,078,580	94,328	16,088,607	773,843	20,167,187	868,171

	$11,196,045	$98,408	$24,658,819	$888,852	$35,854,864	$987,260

Securities Held to Maturity
Mortgage-backed securities	$—	$—	$633,037	$13,254	$633,037	$13,254

The unrealized losses at June 30, 2007 relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At June 30, 2007	At December 31, 2006

Impaired loans with a valuation allowance	$1,675	$7,134

Total impaired loans	$1,675	$7,134

Valuation allowance related to impaired loans	$838	$1,736

Total non-accrual loans	$1,621,398	$1,069,954

Total loans past due ninety days or more and still accruing interest	$116,051	$44,859

On the basis of management’s review of its assets at June 30, 2007 and December 31, 2006, we had classified $550,863 and $927,769, respectively, of our assets as special mention and $455,378 and $1,301,719, respectively, of our assets as substandard and $1,675 and $1,904, respectively, of our assets as doubtful.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

Following is a summary of activity in the allowance for loan losses for the six months ended June 30, 2007 and 2006.

	2007	2006
Balance at beginning of year	$419,685	$390,994
Provision credited to income	(2,042,620)	(1,307,778)
Loans charged off	(22,405)	(27,681)
Recoveries of loans previously charged off	2,086,726	1,331,829

Balance at end of period	$441,386	$387,364

NOTE 9 – STOCK COMPENSATION

The total stock-based compensation expense was approximately $80,000 for the six months ended June 30, 2007 and none for the same period in 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligible date, if earlier. For the six months ended June 30, 2007, the Company did not grant additional options or shares under the Management Recognition Plan.

NOTE 10 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (“FIN 48”), effective January 1, 2007. No adjustment was recognized for uncertain tax positions. The Company is subject to U.S. Federal income taxes, as well as State of Illinois income taxes. Tax years ending December 31, 2003 through December 31, 2006 remain open to examination by these jurisdictions. The Company recognizes interest and penalties related to tax positions in income tax expense. At June 30, 2007, there was no accrual for uncertain tax positions or related interest.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2007 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

In December 2004, the Bank received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in commercial real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. Although the Bank has retained certain unsecured claims against the CLC Creditors Trust, the Bank has charged off the remaining $9.5 million of the Bank’s investment in the CLC loan participations. The Bank’s financial results reflect these losses in the years in which they occurred. In October 2005, March 2006, March 2007 and June 2007, the Company received net settlements of $190,000, $1.3 million, $1.2 million and $902,000, respectively, from the CLC Creditors Trust on previously charged-off loan participations with CLC. Any future recoveries of amounts previously charged off will be recorded as a recovery to the allowance for loan losses.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

The Company’s total assets increased $6.7 million, or 3.29%, to $211.6 million at June 30, 2007, from $204.9 million at December 31, 2006. The increase reflects an increase in loans including loans held for sale of $12.1 million, an increase in securities available for sale of $875,000, and an increase in non-marketable equity securities of $138,000, an increase in accrued interest receivable of $107,000 and an increase in other assets of $82,000, offset by decreases in cash and due from banks of $6.1 million and deferred tax assets of $253,000.

Cash and cash equivalents decreased $6.1 million, or 58.85%, to $4.3 million at June 30, 2007 from $10.4 million at December 31, 2006. The decrease in cash is primarily due to the purchase of securities available for sale, and loan originations, partially offset by funds received as deposits and the $2.1 million in recoveries from the CLC Creditors Trust on previously charged off loan participations.

Securities available for sale increased $875,000 or 2.38%, to $37.7 million at June 30, 2007 from $36.8 million at December 31, 2006. The increase was primarily the result of $5.5 million in purchases, offset by maturities, pay-downs, and sales of $4.2 million.

Non-marketable equity securities are equity securities for which sales prices are not currently available on a national securities exchange or in the over-the-counter market. The Company holds Federal Home Loan Bank (“FHLB”) stock, Bankers Bank of Wisconsin stock, and stock in the Upper Illinois River Valley Development Corporation (“U.I.R.V.D.C”). Non-marketable equity securities increased $138,000, or 5.76%, to $2.5 million at June 30, 2007, from $2.4 million at December 31, 2006, due to the purchase of Bankers Bank of Wisconsin stock.

Loans including loans held for sale increased $12.1 million, or 8.46%, to $154.6 million at June 30, 2007, from $142.5 million at December 31, 2006. The increase in loans was primarily due to the origination of 1-4 family loans and construction loans, the origination and the purchase of non-residential real estate loans, and the origination of commercial loans, offset by pay-offs on multi-family purchased loans and principal reductions on lines of credit.

The deferred tax asset decreased $253,000, or 16.55%, to $1.3 million at June 30, 2007, from $1.5 million at December 31, 2006. The decrease is primarily due to tax carry-forwards from prior year losses applied against current income taxes, and changes in deferred taxes on unrealized losses on available for sale securities.

Other assets, comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, increased $82,000, or 7.40%, to $1.2 million at June 30, 2007, from $1.1 million at December 31, 2006. The increase is due to an increase in auto loan repossessions, net of proceeds from sales totaling $29,000, an increase in deferred director compensation accounts of $46,000, and insurance pre-payments of $11,000.

Total deposits increased $5.4 million, or 2.95%, to $188.3 million at June 30, 2007, from $182.9 million at December 31, 2006. The increase reflects the addition of new accounts and deposits to existing accounts, offset by a slight decrease in non-interest bearing checking accounts.

Other liabilities decreased $155,000, or 6.67%, to $2.2 million at June 30, 2007, from $2.3 million at December 31, 2006. The decrease was primarily due to an outstanding payable at December 31, 2006 of $587,000 to complete the purchase of MRP shares, which was made during the first quarter of 2007. In addition, employee incentives payable decreased $25,000 and accrued exam and accounting decreased $30,000. The decreases were offset by increases in escrow payable of $211,000, property taxes payable of $58,000, federal taxes payable of $96,000, accrued retirement payments payable of $60,000, deferred director compensation payable of $36,000, and the addition of Supplemental Executive Retirement Plan (SERP) expenses of $28,000.

Equity increased $1.5 million, or 7.62%, to $20.9 million at June 30, 2007, from $19.4 million at December 31, 2006. The increase in equity reflects net income for the six months ended June 30, 2007 of $1.7 million, offset by dividends of $93,000 paid to stockholders and an increase in other comprehensive loss, net of taxes of $244,000, due to decreases in the market value of the available for sale securities portfolio. The remaining changes to equity include increases of $113,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, offset by a decrease to equity of $27,000 to increase the cash obligation related to redeemable common stock held by the ESOP.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Net Income. The Company had net income of $741,000 for the three months ended June 30, 2007, compared to net income of $325,000 for the three months ended June 30, 2006.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,479	$1,969	$510	25.90%
Securities:
Mortgage-backed and related securities	269	254	15	5.91
U.S. agency securities	215	162	53	32.72
Dividends on non-marketable equity securities	16	31	(15)	(48.39)
Interest-bearing deposits	83	46	37	80.43

Total interest and dividend income	3,062	2,462	600	24.37

Interest expense:
Deposits	1,931	1,367	564	41.26

Total interest expense	1,931	1,367	564	41.26

Net interest income	$1,131	$1,095	$36	3.29

The following table summarizes average balances and annualized average yield or cost for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST

	(Dollars in thousands)
Interest-earning assets
Securities, net	$38,943	$484	4.97%	$36,559	$416	4.55%
Loans receivable, net (1)	151,376	2,479	6.55%	125,751	1,969	6.26%
Non-marketable equity securities	2,535	16	2.56%	3,652	31	3.37%
Other investments	4,343	83	7.64%	2,621	46	7.02%

Total interest-earning assets	197,197	3,062	6.21%	168,583	2,462	5.84%
Interest-bearing liabilities
Money Market accounts	$8,077	$50	2.49%	$9,565	$57	2.39%
Passbook accounts	11,784	14	0.50%	11,667	15	0.50%
Certificates of Deposit accounts	155,217	1,852	4.77%	127,790	1,281	4.01%
Checking	11,172	15	0.53%	9,916	14	0.57%

Total interest-bearing liabilities	186,250	1,931	4.15%	158,938	1,367	3.44%

NET INTEREST INCOME		$1,131			$1,095

NET INTEREST RATE SPREAD (2)			2.06%			2.40%

NET INTEREST MARGIN (3)			2.29%			2.60%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			105.88%			106.07%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

Net interest income increased $36,000, or 3.29%, to $1.1 million for the three months ended June 30, 2007, from $1.1 million for the three months ended June 30, 2006. Interest and dividend income increased due to an increase in the average yield on interest earning assets to 6.21% from 5.84% due to increased market rates, and an increase of $28.6 million in average interest earning assets to $197.2 million from $168.6 million for the three months ended June 30, 2007, compared to the same period in 2006. Interest expense increased due to an increase of $27.3 million in average deposits, and an increase in the cost of deposits to 4.15% from 3.44% for the three months ended June 30, 2007, compared to the same period in 2006. The increase in average deposits and the increase in the cost of deposits were primarily due to increased market rates resulting in additional funds placed in certificates of deposit, offset by decreases in money market accounts.

Provision for Loan Losses. Management recorded a negative loss provision of $861,000 for the three months ended June 30, 2007, compared to no loss provision for the three months ended June 30, 2006. The negative loss provision was due to a recovery from the CLC Creditors Trust on previously charged off loans. Based on a general review of the loans that were in the loan portfolio at June 30, 2007 and 2006, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$14	$21	$(7)	(33.33)%
Amortization of mortgage servicing rights, net of originations	(2)	(2)	—	—
Customer service fees	57	44	13	29.55
Other	7	51	(44)	(86.27)

Total other income	$76	$114	$(38)	(33.33)

The decrease in other income was primarily due to the 2006 receipt of approximately $46,000 in interest on tax refunds, and reduced gains on sales of loans, offset by increased customer service fees.

Other Expenses. The following table summarizes other expenses for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$452	$457	$(5)	(1.09)%
Directors fees	21	21	—	—
Occupancy	135	115	20	17.39
Deposit insurance premium	6	5	1	20.00
Legal and professional services	49	151	(102)	(67.55)
Data processing	59	62	(3)	(4.84)
Other	134	138	(4)	(2.90)

Total other expenses	$856	$949	$(93)	(9.80)

Efficiency ratio (1)	70.96%	78.43%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to a decrease of $102,000 in legal and professional fees for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, as a result of reduced time spent by outside legal and audit professionals on the review of the Company’s quarterly reports and fewer filings with the SEC for the period ending June 30, 2007, as compared to the same period in 2006. The Company’s decision to change its legal counsel also reduced legal expenses. The decrease in salaries and employee benefits was the result of decreases in the cost of the Defined Benefit Retirement Plan, offset by the addition of compensation expense for the Management Recognition Plan (MRP) stock awards, the Recognition and Retention Plan (RRP) stock options, and the Supplemental Executive Retirement Plan (SERP).

Income Taxes. Income tax expense was $471,000 for the three months ended June 30, 2007, compared to an income tax benefit of $64,000 for the same period in 2006. The income tax expense is a direct result of the pre-tax income for the applicable period. For the period ending June 30, 2006 this amount was adjusted due to management’s re-evaluation of the deferred tax accounts. The effective tax rates for the three months ended June 30, 2007 and 2006 were 38.86% and (24.50)%, respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net Income. The Company had net income of $1.7 million for the six months ended June 30, 2007, compared to net income of $1.3 million for the six months ended June 30, 2006.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$4,830	$3,899	$931	23.88%
Securities:
Mortgage-backed and related securities	541	522	19	3.64
U.S. agency securities	413	330	83	25.15
Dividends on non-marketable equity securities	42	61	(19)	(31.15)
Interest-bearing deposits	184	74	110	148.65

Total interest and dividend income	6,010	4,886	1,124	23.00

Interest expense:
Deposits	3,815	2,685	1,130	42.09

Total interest expense	3,815	2,685	1,130	42.09

Net interest income	$2,195	$2,201	$(6)	(0.27)

The following table summarizes average balances and annualized average yield or cost for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007			2006
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$38,969	$954	4.90%	$37,210	$852	4.58%
Loans receivable, net (1)	147,621	4,830	6.54%	124,930	3,899	6.24%
Non-marketable equity securities	2,535	42	3.33%	3,845	61	3.17%
Other investments	6,412	184	5.75%	2,897	74	5.18%

Total interest-earning assets	195,537	6,010	6.15%	168,882	4,886	5.79%
Interest-bearing liabilities
Money Market accounts	$8,503	$102	2.41%	$9,773	$118	2.40%
Passbook accounts	11,329	28	0.50%	11,329	32	0.57%
Certificates of Deposit accounts	154,665	3,657	4.73%	128,871	2,505	3.89%
Checking	10,081	28	0.55%	9,570	30	0.63%

Total interest-bearing liabilities	184,578	3,815	4.13%	159,543	2,685	3.37%

NET INTEREST INCOME		$2,195			$2,201

NET INTEREST RATE SPREAD (2)			2.02%			2.42%

NET INTEREST MARGIN (3)			2.25%			2.61%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			105.94%			105.85%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

Net interest income decreased $6,000, or 0.27% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Interest and dividend income increased due to an increase in the average yield on interest earning assets to 6.15% from 5.79% due to increased market rates, and an increase of $26.6 million in average interest earning assets to $195.5 million from $168.9 million for the six months ended June 30, 2007, compared to the same period in 2006. Interest expense increased due to an increase of $25.0 million in average deposits, and an increase in the cost of deposits to 4.13% from 3.37% for the six months ended June 30, 2007, compared to the same period in 2006. The increase in average deposits and the increase in the cost of deposits were primarily due to increased market rates resulting in additional funds placed in certificates of deposit, offset by decreases in money market accounts.

Provision for Loan Losses. Management recorded a negative loss provision of $2.0 million for the six months ended June 30, 2007, compared to a negative loss provision of $1.3 million for the six months ended June 30, 2006. The negative loss provisions were due to recoveries from the CLC Creditors Trust on previously charged off loans. Based on a general review of the loans that were in the loan portfolio at June 30, 2007 and 2006, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$17	$22	$(5)	(22.73)%
Amortization of mortgage servicing rights, net of originations	(1)	(8)	7	(87.50)
Customer service fees	108	78	30	38.46
Other	15	59	(44)	(74.58)

Total other income	$139	$151	$(12)	(7.95)

The decrease in other income was primarily due to the 2006 receipt of approximately $46,000 in interest on tax refunds, and reduced gains on sales of loans, offset by increased customer service fees. The increase in customer service fees is partially due to the bank increasing the amount it charges for overdrafts, effective March 1, 2006.

Other Expenses. The following table summarizes other expenses for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$830	$890	$(60)	(6.74)%
Directors fees	42	43	(1)	(2.33)
Occupancy	241	233	8	3.43
Deposit insurance premium	11	10	1	10.00
Legal and professional services	103	239	(136)	(56.90)
Data processing	127	122	5	4.10
Other	253	289	(36)	(12.46)

Total other expenses	$1,607	$1,826	$(219)	(11.99)

Efficiency ratio (1)	68.85%	77.60%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to a decrease of $136,000 in legal and professional fees for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, as a result of reduced time spent by outside legal and audit professionals on the review of the Company’s quarterly reports and fewer filings with the SEC for the period ending June 30, 2007, as compared to the same period in 2006. The Company’s decision to change its legal counsel also reduced legal expenses. The decrease in salaries and employee benefits was the result of decreases in the cost of the Defined Benefit Retirement Plan, offset by the addition of compensation expense for the Management Recognition Plan (MRP) stock awards, the Recognition and Retention Plan (RRP) stock options, and the Supplemental Executive Retirement Plan (SERP). Other miscellaneous expenses decreased primarily due to decreases in supervisory fees.

Income Taxes. Income tax expense was $1.0 million for the six months ended June 30, 2007, compared to $511,000 for the same period in 2006. The income tax expense is a direct result of the pre-tax income for the applicable period. For the period ending June 30, 2006 this amount was adjusted due to management’s re-evaluation of the deferred tax accounts. The effective tax rates for the six months ended June 30, 2007 and 2006 were 37.47% and 27.85%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, which enable us to meet lending requirements. We utilize Federal Home Loan Bank advances as needed. There were no Federal Home Loan Bank advances at June 30, 2007 or at December 31, 2006.

At June 30, 2007 the Bank had outstanding commitments to originate $2.8 million in loans, unfunded lines of credit of $8.9 million, unfunded commitments on construction loans of $3.1 million, and unfunded standby letters of credit of $84,000. In addition, as of June 30, 2007, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $137.2 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of June 30, 2007, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago.

From December 31, 2006 through June 30, 2007, we received proceeds of $4.3 million from maturities, calls, paydowns, and sales of available for sale and held to maturity securities. These proceeds were primarily used to purchase securities available for sale.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at June 30, 2007 of 9.46%, 16.71% and 17.08%, respectively, and with ratios at December 31, 2006 of 8.59%, 15.92%, and 16.30%, respectively.

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

For the six months ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 3, 2007. At the meeting, two items were put to a vote of the shareholders. The shareholders voted to approve the ratification of McGladrey & Pullen LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2007. The shareholders also voted to approve the election of Messrs. James A. Ferrero and Keith Johnson as directors of the Company for a three year term.

The matters approved by the shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.	To approve the ratification of McGladrey & Pullen LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2007:

FOR	WITHHELD	ABSTAIN
1,965,062	10,000	6,175

2.	For the election of (2) directors of the Company:

	FOR	WITHHELD
James A. Ferrero	1,971,237	10,000
Keith Johnson	1,949,537	31,700

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 13, 2007	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)