Form 10QSB
period 2007-09-30
Ottawa Savings Bancorp, Inc.
filed 2007-11-09
CIK 1321070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from _______to_______

Commission File Number 000-51367

OTTAWA SAVINGS BANCORP, INC.
(Exact name of small business issuer specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	20-3074627 (I.R.S. Employer Identification Number)

925 LaSalle Street Ottawa, Illinois 61350 (Address of principal executive offices)

(815) 433-2525
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 9, 2007
Common Stock, $0.01 par value	2,224,911

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

OTTAWA SAVINGS BANCORP, INC.

FORM 10-QSB

For the quarterly period ended September 30, 2007

OTTAWA SAVINGS BANCORP, INC.
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks, including interest bearing deposits of $3,073,796 and $7,859,993 at September 30, 2007 and December 31, 2006, respectively	$5,051,682	$10,414,312
Securities held to maturity (fair value of $994,250 and $1,171,297 at September 30, 2007 and December 31, 2006, respectively)	1,004,098	1,182,853
Securities available for sale	31,271,584	36,786,248
Non-marketable equity securities, at cost	2,534,952	2,396,982
Loans, net of allowance for loan losses of $449,110 and $419,685 at September 30, 2007 and December 31, 2006, respectively	156,230,684	142,536,815
Premises and equipment, net	7,796,960	7,866,270
Accrued interest receivable	1,111,460	947,613
Mortgage servicing rights	102,816	102,155
Foreclosed real estate	56,831	-
Deferred tax asset	1,127,755	1,526,653
Other assets	1,202,470	1,105,258
Total Assets	$207,491,292	$204,865,159
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$2,417,076	$2,460,289
Interest bearing	181,387,356	180,396,467
Total deposits	183,804,432	182,856,756
Accrued interest payable	123,163	138,630
Other liabilities	1,905,575	2,320,144
Total Liabilities	185,833,170	185,315,530
Commitments and Contingencies
Redeemable common stock held by ESOP plan	167,892	128,307
Stockholders' Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional Paid-in-Capital	8,591,604	8,536,872
Retained earnings	14,488,715	12,647,340
Unallocated ESOP shares	(623,231)	(661,388)
Unearned MRP shares	(504,679)	(579,449)
Accumulated other comprehensive (loss)	(316,536)	(415,995)
	21,658,122	19,549,629
Less:
Maximum cash obligation related to ESOP shares	(167,892)	(128,307)
Total Stockholders' Equity	21,490,230	19,421,322
Total Liabilities and Stockholders' Equity	$207,491,292	$204,865,159

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$2,598,251	$2,098,627	$7,427,938	$5,997,432
Securities:
Mortgage-backed and related securities	264,942	258,282	806,176	780,370
U.S. agency securities	193,762	175,682	606,493	505,380
Dividends on non-marketable equity securities	16,384	30,125	58,531	91,382
Interest-bearing deposits	27,829	65,202	212,054	139,798
Total interest and dividend income	3,101,168	2,627,918	9,111,192	7,514,362
Interest expense:
Deposits	1,968,201	1,565,399	5,783,033	4,250,416
Other borrowings	8,542	-	8,542	-
Total interest expense	1,976,743	1,565,399	5,791,575	4,250,416
Net interest income	1,124,425	1,062,519	3,319,617	3,263,946
Provision for loan losses	22,117	73,300	(2,020,503)	(1,234,478)
Net interest income after provision for loan losses	1,102,308	989,219	5,340,120	4,498,424
Other income:
Loss on sale of securities available for sale	(372)	-	(261)	-
Gain on sale of loans	11,812	12,419	29,075	35,103
Amortization of mortgage servicing rights, net of originations	1,314	(1,809)	661	(10,003)
Customer service fees	65,978	52,038	174,323	129,751
Other	14,003	11,422	28,558	70,556
Total other income	92,735	74,070	232,356	225,407
Other expenses:
Salaries and employee benefits	424,228	419,657	1,254,394	1,309,392
Directors fees	21,161	21,292	63,482	63,876
Occupancy	119,903	115,082	360,436	348,052
Deposit insurance premium	5,307	5,074	15,977	15,569
Legal and professional services	55,089	56,881	158,304	295,386
Data processing	65,440	64,292	192,892	186,793
Other	135,779	148,943	388,867	437,916
Total other expenses	826,907	831,221	2,434,352	2,656,984
Income before income taxes	368,136	232,068	3,138,124	2,066,847
Income tax expense	120,064	95,777	1,158,042	606,831
Net income	$248,072	$136,291	$1,980,082	$1,460,016
Basic earnings per share	$0.12	$0.06	$0.94	$0.68
Diluted earnings per share	$0.12	$0.06	$0.94	$0.68
Dividends per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$248,072	$136,291	$1,980,082	$1,460,016
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale arising during period, net of income taxes	343,959	424,139	99,631	(38,294)
Reclassification adjustment for losses included in net income, net of tax expense	(246)	-	(172)	-
Comprehensive income	$591,785	$560,430	$2,079,541	$1,421,722

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$1,980,082	$1,460,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,993	195,952
Provision for loan losses	(2,020,503)	(1,234,478)
Provision for deferred income taxes	347,662	544,612
Net amortization of premiums and discounts on securities	10,605	19,007
Loss on sale of securities available for sale	261	-
Origination of mortgage loans held for sale	(2,245,657)	(1,663,578)
Proceeds from sale of mortgage loans held for sale	2,274,732	1,643,620
Gain on sale of loans, net	(29,075)	(35,103)
Amortization of mortgage servicing rights, net of originations	(661)	10,003
Loss on sale of OREO	-	1,302
ESOP compensation expense	48,035	43,834
MRP compensation expense	74,770	-
Compensation expense on stock options	44,854	-
Change in assets and liabilities:
Increase in accrued interest receivable	(163,847)	(34,694)
(Increase) decrease in other assets	(51,712)	721,224
(Decrease) increase in accrued interest payable and other liabilities	(430,036)	29,535
Net cash provided by operating activities	42,503	1,701,252
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(5,466,691)	(2,961,317)
Sales, calls, maturities and paydowns	11,124,363	3,398,796
Securities held to maturity:
Maturities and paydowns	175,576	171,259
(Purchase) sale of non-marketable equity securities	(137,970)	1,158,664
Net increase in loans	(11,788,197)	(7,057,311)
Proceeds from sale of repossessed assets	12,500	30,865
Purchase of premises and equipment	(133,683)	(36,147)
Net cash used in investing activities	(6,214,102)	(5,295,191)
Cash Flows from Financing Activities
Net increase in deposits	947,676	5,853,813
Proceeds from Federal Home Loan Bank advances	2,500,000	-
Principal reduction of Federal Home Loan Bank advances	(2,500,000)	-
Cash dividends paid	(138,707)	(150,182)
Net cash provided by financing activities	808,969	5,703,631
Net (decrease) increase in cash and due from banks	(5,362,630)	2,109,692
Cash and due from banks:
Beginning of period	10,414,312	5,039,518
End of period	$5,051,682	$7,149,210

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors	$5,766,834	$4,227,587
Interest paid on other borrowings	8,542	-
Income taxes, net of refunds received	718,750	(809,226)
Supplemental Schedule of Noncash Investing and Financing Activities:
Real estate acquired through or in lieu of foreclosure	56,831	126,506
Sale of OREO through loan origination	-	62,379
Other assets acquired in settlement of loans	58,000	-
Increase in liability due to the recording of ESOP put options	39,585	106,836

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2006. Certain amounts in the accompanying financial statements and footnotes for 2006 have been reclassified with no effect on net income to be consistent with the 2007 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At September 30, 2007, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Form 10-KSB filed with the Securities and Exchange Commission in March 2007.

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

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and vested MRP shares. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards. The Company had no common stock equivalents as of September 30, 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$248,072	$136,291	$1,980,082	$1,460,016
Basic potential common shares:
Weighted average shares outstanding	2,224,911	2,224,911	2,224,911	2,224,911
Weighted average unallocated Employee Stock Ownership Plan shares	(63,162)	(68,996)	(64,421)	(69,509)
Weighted average unvested MRP shares	(43,608)	-	(43,608)	-
Basic weighted average shares outstanding	2,118,141	2,155,915	2,116,882	2,155,402
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	-	-	-	-
Weighted average RRP options outstanding	-	-	-	-
Dilutive weighted average shares outstanding	2,118,141	2,155,915	2,116,882	2,155,402
Basic earnings per share	$0.12	$0.06	$0.94	$0.68
Diluted earnings per share	$0.12	$0.06	$0.94	$0.68

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

On July 11, 2005, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. Upon adoption of the ESOP, the ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company's stock in the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of approximately $77,000 are to be made by the ESOP.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2007, 13,991 shares at a fair value of $12.00 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the plan:
	September 30,	December 31,
	2007	2006
Shares allocated	13,991	10,176
Unallocated shares	62,323	66,138
Total ESOP shares	76,314	76,314
Fair value of unallocated shares	$747,876	$834,000

NOTE 7 – INVESTMENT SECURITIES

The following table reflects securities with gross unrealized losses at September 30, 2007:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
Debt securities:
U.S. agency securities	$-	$-	$4,159,385	$26,925	$4,159,385	$26,925
Mortgage-backed securities	4,017,995	23,667	14,633,353	455,236	18,651,348	478,903
	$4,017,995	$23,667	$18,792,738	$482,161	$22,810,733	$505,828
Securities Held to Maturity Mortgage-backed securities	$77,658	$91	$601,784	$14,607	$679,442	$14,698

The unrealized losses at September 30, 2007 relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At September 30,	At December 31,
	2007	2006
Impaired loans with a valuation allowance	$1,675	$7,134
Total impaired loans	$1,675	$7,134

Valuation allowance related to impaired loans	$838	$1,736
Total non-accrual loans	$1,500,765	$1,069,954
Total loans past due ninety days or more and still accruing interest	$152,968	$44,859

On the basis of management’s review of its assets at September 30, 2007 and December 31, 2006, we had classified $414,026 and $927,769, respectively, of our assets as special mention and $642,693 and $1,301,719, respectively, of our assets as substandard and $1,675 and $1,904, respectively, of our assets as doubtful.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

Following is a summary of activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006.

	2007	2006
Balance at beginning of year	$419,685	$390,994
Provision credited to income	(2,020,503)	(1,234,478)
Loans charged off	(42,103)	(38,903)
Recoveries of loans previously charged off	2,092,031	1,332,666
Balance at end of period	$449,110	$450,279

NOTE 9 – STOCK COMPENSATION

The total stock-based compensation expense was approximately $120,000 for the nine months ended September 30, 2007 and none for the same period in 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligible date, if earlier. For the nine months ended September 30, 2007, the Company did not grant additional options or shares under the Management Recognition Plan.

NOTE 10 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (“FIN 48”), effective January 1, 2007. No adjustment was recognized for uncertain tax positions. The Company is subject to U.S. Federal income taxes, as well as State of Illinois income taxes. Tax years ending December 31, 2003 through December 31, 2006 remain open to examination by these jurisdictions. The Company recognizes interest and penalties related to tax positions in income tax expense. At September 30, 2007, there was no accrual for uncertain tax positions or related interest.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2007 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

The Bank is a community and customer oriented savings bank. The Bank's business has historically consisted of attracting deposits from the general public and using those funds to originate one-to-four family residential loans, consumer loans and other loans. The Bank completed its plan of conversion on July 11, 2005, upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank. The Bank completed its reorganization on that same date, pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to Ottawa Savings Bancorp, Inc. As part of the reorganization, Ottawa Savings Bancorp, Inc. issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp, MHC.

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

In December 2004, the Bank received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in commercial real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. Although the Bank has retained certain unsecured claims against the CLC Creditors Trust, the Bank charged off the remaining $9.5 million of the Bank’s investment in the CLC loan participations. The Bank’s financial results reflect these losses in the years in which they occurred. In October 2005, March 2006, March 2007 and June 2007, the Company received and recorded as recoveries, distributions of $190,000, $1.3 million, $1.2 million and $902,000, respectively, from the CLC Creditors Trust on previously charged-off loan participations with CLC. Any future recoveries of amounts previously charged off will be recorded as a recovery to the allowance for loan losses.

SUBSEQUENT EVENT

On October 29, 2007 the Company received and recorded as a recovery to the allowance for loan losses, a cash distribution in the amount of $281,000 from the CLC Creditors Trust.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

The Company's total assets increased $2.6 million, or 1.28%, to $207.5 million at September 30, 2007, from $204.9 million at December 31, 2006. The increase reflects an increase in loans of $13.7 million, an increase in non-marketable equity securities of $138,000, an increase in accrued interest receivable of $164,000 and an increase in other assets of $97,000, offset by decreases in securities available for sale of $5.5 million, cash and due from banks of $5.4 million and deferred tax assets of $399,000.

Cash and cash equivalents decreased $5.4 million, or 51.49%, to $5.0 million at September 30, 2007 from $10.4 million at December 31, 2006. The decrease in cash is primarily due to loan originations, offset by sales and maturities of securities available for sale, funds received as deposits, and the $2.1 million in recoveries from the CLC Creditors Trust on previously charged off loan participations.

Securities available for sale decreased $5.5 million or 14.99%, to $31.3 million at September 30, 2007 from $36.8 million at December 31, 2006. The decrease was primarily the result of maturities, pay-downs, and sales of $11.1 million, offset by $5.5 million in purchases. The proceeds from the sales and maturities were primarily used to fund loan growth.

Non-marketable equity securities are equity securities for which sales prices are not currently available on a national securities exchange or in the over-the-counter market. The Company holds Federal Home Loan Bank (“FHLB”) stock, Bankers Bank of Wisconsin stock, and stock in the Upper Illinois River Valley Development Corporation (“U.I.R.V.D.C”). Non-marketable equity securities increased $138,000, or 5.76%, to $2.5 million at September 30, 2007, from $2.4 million at December 31, 2006, due to the purchase of Bankers Bank of Wisconsin stock.

Accrued interest receivable increased $164,000, or 17.29%, to $1.1 million at September 30, 2007, from $948,000 at December 31, 2006. The increase was primarily due to an increase in accrued interest on loans of $152,000, due to loan growth and higher interest rates. Additionally accrued interest on securities increased $28,000, due to increased market rates. The increase was offset by an increase in the reserve for uncollected interest on non-accrual loans of $16,000.

Loans increased $13.7 million, or 9.61%, to $156.2 million at September 30, 2007, from $142.5 million at December 31, 2006. The increase in loans was primarily due to the origination of 1-4 family loans, the origination and the purchase of non-residential real estate loans, and the origination of commercial loans, offset by pay-offs on multi-family loans and principal reductions on lines of credit and consumer loans.

The deferred tax asset decreased $399,000, or 26.13%, to $1.1 million at September 30, 2007, from $1.5 million at December 31, 2006. The decrease is primarily due to tax carry-forwards from prior year losses applied against current income taxes, and changes in deferred taxes on unrealized losses on available for sale securities.

Other assets, comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, increased $97,000, or 8.80%, to $1.2 million at September 30, 2007, from $1.1 million at December 31, 2006. The increase is primarily due to an increase in auto loan repossessions, net of proceeds from sales, totaling $45,000, an increase in the deferred director compensation investment accounts of $62,000, the presence of prepaid FDIC insurance and OTS assessments of $21,000, an increase in maintenance and insurance pre-payments of $13,000, and an increase in due from ESOP trustee of $11,000. The increase in auto loan repossessions is primarily due to increased defaults on auto loans originated and purchased due to adverse economic trends. The increase in the deferred director compensation investment accounts is primarily due to the transfer of deferred compensation to the investment accounts, and earnings on the investments. The increase was partially offset by a decrease in prepaid dealer reserve on purchased auto loans of $30,000 and a decrease in other charges due on loans of $27,000.

Total deposits increased $948,000, or 0.52%, to $183.8 million at September 30, 2007, from $182.9 million at December 31, 2006. The increase reflects the addition of new accounts and deposits to existing accounts, offset by a slight decrease in non-interest bearing checking accounts.

Other liabilities decreased $415,000, or 17.87%, to $1.9 million at September 30, 2007, from $2.3 million at December 31, 2006. The decrease was primarily due to the absence of an outstanding payable that existed at December 31, 2006 of $587,000 to complete the purchase of MRP shares, which was made during the first quarter of 2007. In addition, escrow payable decreased $88,000, employee incentives payable decreased $12,000, accrued exam and accounting decreased $22,000. The decreases were offset by increases in federal taxes payable of $91,000 due to higher pre-tax income, accrued retirement payments payable of $87,000, deferred director compensation investment accounts payable of $62,000, and the addition of an accrual for Supplemental Executive Retirement Plan (SERP) expenses of $56,000. The increase in retirement payments payable is due to continued but decreased accruals for the defined benefit plan which was terminated, effective April 1, 2007, in anticipation of overall costs associated with withdrawing from the defined benefit plan and the absence of quarterly payments to fund the defined benefit plan. The increase in the deferred director compensation investment accounts payable is primarily due to the transfer of deferred compensation to the investment accounts, and earnings on the investments. The SERP plan covers Gary L. Ocepek, Jon Kranov, and Philip B. Devermann, with the respective agreements attached as exhibits 10.1, 10.2, and 10.3.

Equity increased $2.1 million, or 10.65%, to $21.5 million at September 30, 2007, from $19.4 million at December 31, 2006. The increase in equity reflects net income for the nine months ended September 30, 2007 of approximately $2.0 million and a decrease in other comprehensive loss, net of taxes of $99,000, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $139,000 paid to stockholders. The remaining changes to equity include increases of $168,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, offset by a decrease to equity of $40,000 to increase the cash obligation related to redeemable common stock held by the ESOP.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Income. The Company had net income of $248,000 for the three months ended September 30, 2007, compared to net income of $136,000 for the three months ended September 30, 2006.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2007 and 2006.

	Three Months Ended
	September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,598	$2,099	$499	23.77%
Securities:
Mortgage-backed and related securities	265	258	7	2.71
U.S. agency securities	194	176	18	10.23
Non-marketable equity securities	16	30	(14)	(46.67)
Interest-bearing deposits	28	65	(37)	(56.92)
Total interest and dividend income	3,101	2,628	473	18.00
Interest expense:
Deposits	1,968	1,565	403	25.75
Other borrowings	9	-	9	100.00
Total interest expense	1,977	1,565	412	26.33
Net interest income	$1,124	$1,063	$61	5.74%

  The following table summarizes average balances and annualized average yield or cost of funds for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007			2006
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$35,075	$459	5.23%	$37,103	$434	4.68%
Loans receivable, net (1)	153,260	2,598	6.78%	131,867	2,099	6.37%
Non-marketable equity securities	2,535	16	2.59%	2,929	30	4.11%
Other investments	2,781	28	4.00%	4,681	65	5.57%
Total interest-earning assets	193,651	3,101	6.41%	176,580	2,628	5.95%
Interest-bearing liabilities
Money Market accounts	$8,514	$52	2.47%	$8,711	$54	2.47%
Passbook accounts	10,893	14	0.51%	10,766	14	0.51%
Certificates of Deposit accounts	153,751	1,889	4.91%	138,083	1,485	4.30%
Checking	9,144	13	0.59%	8,447	12	0.58%
Advances from Federal Home Loan Bank	833	9	4.10%	-	-	0.00%
Total interest-bearing liabilities	183,135	1,977	4.32%	166,007	1,565	3.77%
NET INTEREST INCOME		$1,124			$1,063
NET INTEREST RATE SPREAD (2)			2.09%			2.18%
NET INTEREST MARGIN (3)			2.32%			2.41%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			105.74%			106.37%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents annualized net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in average balances due to rate and volume for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007 COMPARED TO 2006
	INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$(95)	$120	$25
Loans receivable, net	1,362	(863)	499
Non-marketable equity securities	(68)	54	(14)
Other investments	(106)	69	(37)
Total interest-earning assets	$1,093	$(620)	$473
Interest expense on
Money Market accounts	$(5)	$3	$(2)
Passbook accounts	-	-	-
Certificates of Deposit accounts	232	172	404
Checking	4	(3)	1
Advances from Federal Home Loan Bank	-	9	9
Total interest-bearing liabilities	231	181	412
Change in net interest income	$862	$(801)	$61

Net interest income increased $61,000, or 5.74%, to $1.1 million for the three months ended September 30, 2007, from $1.1 million for the three months ended September 30, 2006. Interest and dividend income increased due to an increase in the average yield on interest earning assets to 6.41% from 5.95% due to increased market rates, and an increase of $17.1 million in average interest earning assets to $193.7 million from $176.6 million for the three months ended September 30, 2007, compared to the same period in 2006. Interest expense increased due to an increase of $17.1 million in average interest bearing liabilities, and an increase in the cost of interest bearing liabilities to 4.32% from 3.77% for the three months ended September 30, 2007, compared to the same period in 2006. The increase in average interest bearing liabilities and the increase in the cost of interest bearing liabilities were primarily due to increased market rates resulting in additional funds placed in certificates of deposit. Interest expense on advances from the Federal Home Loan Bank of approximately $9,000 for the three months ended September 30, 2007 was due to the short term borrowing of $2.5 million during July 2007, which was paid in August 2007, to meet funding obligations.

Provision for Loan Losses. Management recorded a loss provision of $22,000 for the three months ended September 30, 2007, compared to a provision of $73,000 for the three months ended September 30, 2006. Based on a general review of the loans that were in the loan portfolio at September 30, 2007, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended September 30, 2007 and 2006.

	Three Months Ended
	September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$12	$12	$-	-%
Amortization of mortgage servicing rights, net of originations	1	(2)	3	(150.00)
Customer service fees	66	52	14	26.92
Other	14	12	2	16.67
Total other income	$93	$74	$19	25.68%

The increase in other income was primarily due to increased customer service fees, which was the result of an increase in the number of checking accounts with overdraft and ATM activity.

Other Expenses. The following table summarizes other expenses for the three months ended September 30, 2007 and 2006.

	Three Months Ended
	September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$424	$420	$4	0.95%
Directors fees	21	21	-	-
Occupancy	120	115	5	4.35
Deposit insurance premium	5	5	-	-
Legal and professional services	55	57	(2)	(3.51)
Data processing	66	64	2	3.13
Other	136	149	(13)	(8.72)
Total other expenses	$827	$831	$(4)	(0.48)%

Efficiency ratio (1)	67.94%	73.13%

(1) Computed as other expenses divided by the sum of net interest income and other income.

Operating procedures and related expenses for the period ending September 30, 2007 were consistent with the same period in 2006.

Income Taxes.  Income tax expense was $120,000 for the three months ended September 30, 2007, compared to $96,000 for the same period in 2006. The income tax expense is a direct result of the pre-tax income for the applicable period. The effective tax rates for the three months ended September 30, 2007 and 2006 were 32.61% and 41.27%, respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Income. The Company had net income of approximately $2.0 million for the nine months ended September 30, 2007, compared to net income of approximately $1.5 million for the nine months ended September 30, 2006.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$7,428	$5,997	$1,431	23.86%
Securities:
Mortgage-backed and related securities	806	780	26	3.33
U.S. agency securities	606	506	100	19.76
Non-marketable equity securities	59	91	(32)	(35.16)
Interest-bearing deposits	212	140	72	51.43
Total interest and dividend income	9,111	7,514	1,597	21.25
Interest expense:
Deposits	5,783	4,250	1,533	36.07
Other borrowings	9	-	9	100.00
Total interest expense	5,792	4,250	1,542	36.28
Net interest income	$3,319	$3,264	$55	1.69%

The following table summarizes average balances and annualized average yield or cost of funds for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007			2006
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$37,671	$1,412	5.00%	$37,174	$1,286	4.61%
Loans receivable, net (1)	149,501	7,428	6.62%	127,242	5,997	6.28%
Non-marketable equity securities	2,535	59	3.10%	3,573	91	3.41%
Other investments	5,201	212	5.44%	3,492	140	5.34%
Total interest-earning assets	194,908	9,111	6.23%	171,481	7,514	5.84%
Interest-bearing liabilities
Money Market accounts	$8,506	$155	2.43%	$9,419	$171	2.42%
Passbook accounts	11,183	42	0.50%	11,141	46	0.55%
Certificates of Deposit accounts	154,360	5,545	4.79%	131,942	3,991	4.03%
Checking	9,769	41	0.56%	9,196	42	0.62%
Advances from Federal Home Loan Bank	278	9	4.10%	-	-	0.00%
Total interest-bearing liabilities	184,096	5,792	4.19%	161,698	4,250	3.50%
NET INTEREST INCOME		$3,319			$3,264
NET INTEREST RATE SPREAD (2)			2.04%			2.34%
NET INTEREST MARGIN (3)			2.27%			2.54%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES		105.87%				106.05%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.

(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	The net interest margin represents annualized net interest income as a percent of average interest-earning assets.

  The following table summarizes the changes in average balances due to rate and volume for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007 COMPARED TO 2006
	INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$23	$103	$126
Loans receivable, net	1,399	32	1,431
Non-marketable equity securities	(35)	3	(32)
Other investments	91	(19)	72
Total interest-earning assets	$1,478	$119	$1,597
Interest expense on
Money Market accounts	$(22)	$6	$(16)
Passbook accounts	-	(4)	(4)
Certificates of Deposit accounts	904	650	1,554
Checking	4	(5)	(1)
Advances from Federal Home Loan Bank	-	9	9
Total interest-bearing liabilities	886	656	1,542
Change in net interest income	$592	$(537)	$55

Net interest income increased $55,000, or 1.69% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Interest and dividend income increased due to an increase in the average yield on interest earning assets to 6.23% from 5.84% due to increased market rates, and an increase of $23.4 million in average interest earning assets to $194.9 million from $171.5 million for the nine months ended September 30, 2007, compared to the same period in 2006. Interest expense increased due to an increase of $22.4 million in average interest bearing liabilities, and an increase in the cost of interest bearing liabilities to 4.19% from 3.50% for the nine months ended September 30, 2007, compared to the same period in 2006. The increase in average deposits and the increase in the cost of deposits were primarily due to increased market rates resulting in additional funds placed in certificates of deposit, offset by decreases in money market accounts.

Provision for Loan Losses. Management recorded a negative loss provision of $2.0 million for the nine months ended September 30, 2007, compared to a negative loss provision of $1.2 million for the nine months ended September 30, 2006. The negative loss provisions were due to recoveries from the CLC Creditors Trust on previously charged off loans. Based on a general review of the loans that were in the loan portfolio at September 30, 2007, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the nine months ended September 30, 2007 and 2006.
	Nine Months Ended
	September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$29	$35	$(6)	(17.14)%
Amortization of mortgage servicing rights, net of originations	1	(10)	11	(110.00)
Customer service fees	174	130	44	33.85
Other	28	70	(42)	(60.00)
Total other income	$232	$225	$7	3.11%

The increase in other income was primarily due to increased customer service fees offset by the 2006 receipt of approximately $46,000 in interest on tax refunds, and reduced gains on sales of loans. The increase in customer service fees is primarily due to an increase in the number of checking accounts with overdraft and ATM activity and partially due to the bank increasing the amount it charges for overdrafts, effective March 1, 2006.

 Other Expenses. The following table summarizes other expenses for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30,
	2007	2006	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,254	$1,309	$(55)	(4.20)%
Directors fees	64	64	-	-
Occupancy	360	348	12	3.45
Deposit insurance premium	16	16	-	-
Legal and professional services	158	295	(137)	(46.44)
Data processing	193	187	6	3.21
Other	389	438	(49)	(11.19)
Total other expenses	$2,434	$2,657	$(223)	(8.39)%

Efficiency ratio (1)	68.54%	76.15%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to a decrease of $137,000 in legal and professional fees for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, as a result of reduced time spent by outside legal and audit professionals on the review of the Company’s quarterly reports and fewer filings with the SEC for the period ending September 30, 2007, as compared to the same period in 2006. The Company’s decision to change its legal counsel also reduced legal expenses. The decrease in salaries and employee benefits was the result of decreases in the cost of the Defined Benefit Retirement Plan, offset by the addition of compensation expense for the MRP stock awards, the RRP stock options, and the SERP. Other miscellaneous expenses decreased primarily due to decreases in supervisory fees and decreases in advertising expenses.

Income Taxes.  Income tax expense was $1.2 million for the nine months ended September 30, 2007, compared to $607,000 for the same period in 2006. The income tax expense is a direct result of the pre-tax income for the applicable period. During the period ending June 30, 2006, management re-evaluated the Company’s deferred tax accounts and, accordingly, adjusted that periods’ tax expense. The effective tax rates for the nine months ended September 30, 2007 and 2006 were 36.90% and 29.36%, respectively. The Company utilized all of its federal net operating loss carryover and began paying federal taxes during 2007.

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

At September 30, 2007 the Bank had outstanding commitments to originate $1.3 million in loans, unfunded lines of credit of $8.7 million, unfunded commitments on construction loans of $3.7 million, and unfunded standby letters of credit of $84,000. In addition, as of September 30, 2007, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $116.2 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of September 30, 2007, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago. There were no Federal Home Loan Bank advances outstanding at September 30, 2007 or at December 31, 2006.

From December 31, 2006 through September 30, 2007, we received proceeds of $11.3 million from maturities, calls, paydowns, and sales of available for sale and held to maturity securities. These proceeds were primarily used to fund the origination of one-to four family mortgage loans and the origination and purchase of non-residential real estate loans.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at September 30, 2007 of 9.86%, 17.17% and 17.55%, respectively, and with ratios at December 31, 2006 of 8.59%, 15.92% and 16.30%, respectively.

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

For the nine months ended September 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

10.1	Salary continuation agreement between Ottawa Savings Bank and Gary L. Ocepek

10.2	Salary continuation agreement between Ottawa Savings Bank and Jon Kranov

10.3	Salary continuation agreement between Ottawa Savings Bank and Phillip B. Devermann

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: November 9, 2007	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)