Form 10KSB/A
period 2006-12-31
Ottawa Savings Bancorp, Inc.
filed 2007-11-15
CIK 1321070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

                                   (mark one)

          /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       or

             /_/ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                 For the transition period from _______to_______

                        Commission File Number 000-51367

                          OTTAWA SAVINGS BANCORP, INC.
                 (Name of small business issuer in its charter)

                 UNITED STATES                                20-3074627
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                 organization)                          Identification Number)

                               925 LASALLE STREET
                             OTTAWA, ILLINOIS 61350
                    (Address of principal executive offices)

                                 (815) 433-2525
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. /_/

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No /_/

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /_/ No /X/

      The Registrant's revenues for its most recent fiscal year were $10,604,035.

      As of March 14, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $11,231,826 (based on the last sale price of the common stock on the OTC Bulletin Board of $13.25 per share).

      The number of shares of Common Stock of the registrant issued and outstanding as of March 14, 2007 was 2,224,911.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for its 2007 Annual Meeting of Stockholders as filed on April 2, 2007 with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III, Items 9-12 and Item 14.

      Transitional Small Business Disclosure Format (check one): Yes /_/  No /X/


                                  OTTAWA SAVINGS BANCORP, INC.

                                          FORM 10-KSB/A

                                         Amendment No. 1

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                              INDEX

                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
EXPLANATORY NOTE                                                                                            1

PART II

     Item 8A.   Controls and Procedures                                                                     1

PART III

     Item 13.   Exhibits                                                                                    2

SIGNATURE                                                                                                   4

EXPLANATORY NOTE

This Form 10-KSB/A is being filed to correct an omission (regarding the absence of material changes to the Registrant's internal control over financial reporting) from Item 8A "Controls and Procedures" and to correct references to "quarterly report" in the Registrant's Rule 13a-14(a) Certifications for the year ended December 31, 2006.

PART II

ITEM 8A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act
Rule 13a-15(d) that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.




PART III

ITEM 13.   EXHIBITS

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
------------------------------------------------------------------------------------------------------------------------------------

3.2             Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to company's
                Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

3.3             Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to company's Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1            Ottawa Savings Bank Employee Stock Ownership Plan and Trust Agreement, (incorporated by reference to Exhibit 10.1 to
                Company's Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.2            ESOP Loan Documents, (incorporated by reference to Exhibit 10.2 to Company's Registration Statement on Form SB-2,
                No. 333-123455, filed on March 18, 2005, as amended)

10.3            Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement with Mr. Ocepek, (incorporated by reference to Exhibit 10.3 to Company's Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.4            Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement with Mr. Kranov, (incorporated by reference to Exhibit 10.4 to Company's Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.5            Form of Ottawa Savings Bancorp, Inc. and Ottawa Saving Bank Employment Agreement with Mr. Devermann, (incorporated by reference to Exhibit 10.5 to Company's Registration Statement on Form SB-2, No. 333-123455, filed on March 18,
                2005, as amended)

10.6            Ottawa Savings Bancorp, Inc. Director Emeritus Plan, (incorporated by reference to Exhibit 10.6 to Company's
                Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.7            Ottawa Savings Bank Employees' Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company's Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

10.8            Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to
                Company's Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.9            Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to
                Company's Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)

10.10           Amendment to Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company's Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

11.1            Computation of per share earnings  (incorporated by reference to Exhibit 11.1 to Company's 2006 Annual Report on
                Form 10-KSB, No. 000-51367, filed on March 29, 2007)



EXHIBIT NO.     DESCRIPTION OF EXHIBIT
------------------------------------------------------------------------------------------------------------------------------------

14.1            Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to
                Company's 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2007)

21.1            List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company's 2005 Annual Report on Form 10-KSB, No.
                000-51367, filed on March 29, 2006)

23.1            Consent of McGladrey and Pullen, LLP  (incorporated by reference to Exhibit 23.1 to Company's 2006 Annual Report on
                Form 10-KSB, No. 000-51367, filed on March 29, 2007)

31.1            Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2            Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1            Section 1350 Certifications (incorporated by reference to Exhibit 32.1 to Company's 2006 Annual Report on Form
                10-KSB, No. 000-51367, filed on March 29, 2007)


SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OTTAWA SAVINGS BANCORP, INC.


Date: November 15, 2007            By: /s/ Jon Kranov
                                       -----------------------------------------
                                       Jon Kranov
                                       Senior Vice President and Chief Financial
                                       Officer (principal accounting and
                                       financial officer)