Form 10KSB
period 2007-12-31
Ottawa Savings Bancorp, Inc.
filed 2008-03-19
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, Par Value $0.01 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐ Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

The Registrant’s revenues for its most recent fiscal year were $12,452,834.

As of March 13, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $9,000,442 (based on the last sale price of the common stock on the OTC Bulletin Board of $11.00 per share).

The number of shares of Common Stock of the registrant issued and outstanding as of March 13, 2008 was 2,190,411.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filled with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒.

OTTAWA SAVINGS BANCORP, INC.

Form 10-KSB for Fiscal Year Ended

December 31, 2007

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

Risk Factors

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. For the years ended December 31, 2007 and 2006, respectively, our interest rate spread was 2.01% compared to 2.26%. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 4.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the Federal Deposit Insurance Corporation (“FDIC”), as of June 30, 2007, we held approximately 28.71% of all bank and thrift deposits in Ottawa, Illinois, which was the largest market share of deposits out of six financial institutions (excluding credit unions) in the city of Ottawa. Notwithstanding our market share, we face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our origination or purchase of non-residential real estate, multifamily or construction loans may expose us to increased lending risks.

Our loan portfolio includes non-residential real estate, multifamily and construction loans. We intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of these types of borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

As of December 31, 2007, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle County in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.

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

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price you purchased shares in the offering. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the OTS, our chartering authority and the FDIC, as insurer of our deposits. Ottawa Savings Bancorp MHC, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bank are all subject to regulation and supervision by the OTS. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

General

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization.

The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction and consumer loans, which the bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.

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

Highlights of our business strategy are as follows:

•	Continue to emphasize the origination of one-to four-family mortgage loans;

•	Aggressively market core deposits;

•	Offer a broad range of financial products and services to both retail and commercial customers in the Bank’s market area;

•	Pursue opportunities to increase non-residential real estate and multi-family lending in the Bank’s market area;

•	Continue to utilize conservative underwriting guidelines to limit credit risk in the Bank’s loan portfolio to achieve a high level of asset quality; and

•	Consider expanding into new market areas to grow the Bank’s business through the addition of new branch locations and/or through possible acquisitions.

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

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans. To a lesser extent, our loan portfolio includes multi-family and non-residential real estate, construction and consumer loans. Substantially all of our loans are made within LaSalle County.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the undisbursed portion of construction loan funds, the allowance for loan losses and net deferred costs (fees).

	At December 31,
	2007		2006		2005		2004		2003
	(Dollars in Thousands)
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total

One-to four-family	$96,571	59.74%	$87,469	59.56%	$75,846	58.21%	$66,513	55.43%	$66,734	58.70%
Multi-family	5,542	3.43%	8,063	5.49%	11,836	9.09%	14,195	11.83%	12,479	10.98%
Lines of credit	9,632	5.96%	8,596	5.85%	9,774	7.50%	9,047	7.54%	8,468	7.45%
Non-residential real estate	27,748	17.17%	22,072	15.03%	11,945	9.17%	8,456	7.05%	8,089	7.11%
Commercial	2,600	1.61%	888	0.60%	—	—	—	—	—	—
Construction	8,138	5.03%	7,767	5.29%	11,827	9.08%	13,411	11.18%	9,112	8.01%
Consumer	11,404	7.06%	12,012	8.18%	9,052	6.95%	8,357	6.97%	8,813	7.75%

Total loans, gross	161,635	100.00%	146,867	100.00%	130,280	100.00%	$119,979	100.00%	$113,695	100.00%

Undisbursed portion of construction loan funds	(3,262)		(3,895)		(5,008)		(4,888)		(3,936)
Allowance for loan losses	(605)		(420)		(391)		(439)		(383)
Deferred loan costs (fees), net	(66)		(15)		58		174		191

Total loans, net	$157,702		$142,537		$124,939		$114,826		$109,567

Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
One-to four-family	$737	$766	$979	$379	$1,592
Multifamily	3,545	6,375	9,132	12,185	12,129
Lines of Credit	—	—	—	158	500
Non-residential real estate	13,203	11,440	5,296	4,641	5,078
Consumer	9,286	10,156	7,742	7,377	7,904

Total	$26,771	$28,737	$23,149	$24,740	$27,203

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2007. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2007
	One-to- four family	Multifamily	Lines of credit	Non-residential real estate	Commercial	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$34	$750	$467	$7,274	$—	$8,138	$443	$17,106

After one year
More than one year to three years	238	1,689	91	5,947	—	—	2,750	10,715
More than three years to five years	246	933	144	350	83	—	6,128	7,884
More than five years to ten years	5,869	—	2,170	2,299	2,517	—	2,083	14,938
More than ten years to twenty years	31,501	790	6,743	3,259	—	—	—	42,293
More than twenty years	58,683	1,380	17	8,619	—	—	—	68,699

Total due after December 31, 2008	96,537	4,792	9,165	20,474	2,600	—	10,961	144,529

Gross Loans Receivable	$96,571	$5,542	$9,632	$27,748	$2,600	$8,138	$11,404	$161,635

Less:
Loans in process								(3,262)
Allowance for loan losses								(605)
Plus: Deferred loan costs (fees)								(66)
Total loans, net								$157,702

						Due After December 31, 2008
						Fixed	Adjustable	Total
						(in Thousands)
One-to-four family						$40,077	$56,460	$96,537
Multifamily						1,689	3,103	4,792
Lines of credit						11	9,154	9,165
Non-residential real estate						7,966	12,508	20,474
Commercial						—	2,600	2,600
Consumer						10,953	8	10,961

Total						$60,696	$83,833	$144,529

Asset Quality. Although we have no subprime or Alt-A loans in our loan portfolio, and no subprime- or Alt-A- backed issues among our securities, the subprime crisis may affect us indirectly, albeit to a lesser extent than it will likely impact those banks and thrifts that produced and retained significant portfolios of such loans. While we believe that the nature of our one-to-four family lending niche and the conservative nature of our underwriting standards will limit the impact of the downward turn in the credit cycle on the quality of our assets—particularly in comparison with those institutions that were involved in subprime and Alt-A lending—the downturn in the credit cycle could result in our experiencing an increase in charge-offs and/or our setting aside provisions for loan losses, which would have an adverse impact on our results of operations.

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the National Monthly Median cost of funds ratio for all Deposit Insurance Fund (“DIF”)-insured institutions. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 6.50%, 6.75% and 7.00% for the 1, 3 and 5 year adjustable rate loans, respectively, and 7.50%, 7.75% and 8.00% for non-owner occupied one-to-four family properties, respectively, at this time. Initial and floor rates on multi-family and non-residential properties are generally at prime, with a floor of 6.50%.

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

We originate and purchase multi-family and non-residential real estate loans with terms generally up to 25 years. Interest rates and payments on adjustable-rate loans adjust every one, three or five years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to the interest rate used for one- to- four family loan products, plus 50 basis points to 100 basis points based on credit-worthiness and risk. The adjustment per period is 1% to 2% based on the loan contract, to a lifetime cap of 5%. Loan amounts generally do not exceed 85% of the appraised value for well-qualified borrowers.

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

Commercial Loans. Ottawa Savings Bank’s commercial loans are primarily purchases of loans from Bankers Health Group. Bankers Health Group specializes in loans to Healthcare Professionals of all specialties throughout the United States. These loans are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house. As of December 31, 2007, all commercial loans are performing as agreed.

Construction and Land Development Loans. We originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use and land development loans for personal or commercial use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 85% of the appraised value with maximum terms of 30 years. Land development loans generally can be made with a maximum loan to value ratio of 80% and maximum term up to 10 years. The largest outstanding residential construction loan at December 31, 2007 was $416,500, $152,000 of which was disbursed. The largest outstanding land development loan at December 31, 2007 was $2.8 million, of which $2.3 million was disbursed. These loans were performing according to their terms at December 31, 2007. We also make commercial construction loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan for both residential and commercial construction loans. The largest outstanding commercial construction loan at December 31, 2007 was $1.1 million, $115,000 of which was disbursed. This loan was performing according to its terms at December 31, 2007.

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

Auto Loan Participations. Ottawa Savings Bank purchases auto loan participations from regulated financial institutions. At December 31, 2007, and 2006, we had $9.3 million, and $10.1 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the sale of any given loan pool.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2007, we had an aggregate of $26.8 million in loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2007 was $2.0 million, of which the entire amount was disbursed.

Historically, we have originated and purchased loans for investment purposes only. However, as the low interest rate environment continued, we determined to consider loan sales as part of our interest rate risk management efforts. Beginning in 2003, we began selling some of the longer-term fixed-rate loans that we originate. We sell these loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $3.1 million, and $1.7 million of loans in the years ended December 31, 2007, and 2006, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan origination purchases, sales and repayment activities for the periods indicated.

	For The Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Beginning balance, net	$142,537	$124,939	$114,826	$109,567	$99,840
Loans originated
One-to-four family	21,258	21,908	22,299	14,678	20,188
Multifamily	642	—	450	160	1,147
Lines of credit	618	1,571	5,898	4,858	249
Non-residential real estate	5,771	3,682	1,717	3,653	635
Commercial	2,131	50	—	—	—
Construction	8,118	6,979	6,351	10,574	8,495
Consumer	1,577	1,651	1,168	735	835

Total loans originated	40,115	35,841	37,883	34,658	31,549
Loans purchased
One- to four-family	—	—	731	1,133	1,357
Multifamily	51	2,737	4,879	6,980	7,677
Lines of credit	—	—	—	—	500
Non-residential real estate	2,348	7,712	3,434	4,374	3,318
Commercial	—	928	—	—	—
Consumer	4,420	6,194	4,183	2,698	6,480

Total loans purchased	6,819	17,571	13,227	15,185	19,332
Loan sales(1)	(3,148)	(1,735)	(1,809)	(5,681)	(12,334)
Principal payments	(29,388)	(35,148)	(39,000)	(37,878)	(26,621)
Change in allowance for loan losses	185	29	48	(56)	(135)
Change in undisbursed loan funds	633	1,113	(120)	(952)	(2,019)
Change in deferred loan costs (fees)	(51)	(73)	(116)	(17)	(45)

Ending balance, net	$157,702	$142,537	$124,939	$114,826	$109,567

(1)	All loan sales were one-to-four family loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulations to generally 15% of our stated capital and reserves. At December 31, 2007 our regulatory maximum was $3.2 million. However, we made an application to the OTS to increase the limit for loans that will be made to finance the construction and sale of homes related to a development project on the south side of Ottawa. The OTS granted that waiver and our limit for this project is at 20% of regulatory capital as measured on June 30, 2006 or $3.8 million. This is our largest lending relationship and stands at $3.3 million, which was performing according to the original repayment terms at December 31, 2007.

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

Delinquent Loans

Nonperforming Assets. The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2007
	60-89 Days		90 Days of More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	17	$1,405	18	$1,303	35	$2,708
Lines of credit	2	58	6	353	8	411
Non-residential real estate	1	146	3	1,159	4	1,305
Construction	1	204	—	—	1	204
Consumer	8	22	9	89	17	111

Total	29	$1,835	36	$2,904	65	$4,739

	December 31, 2006
	60-89 Days		90 Days of More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	10	$790	8	$957	18	$1,747
Lines of credit	2	19	1	45	3	64
Non-residential real estate	1	133	2	105	3	238
Construction	1	80	—	—	1	80
Consumer	2	42	3	8	5	50

Total	16	$1,064	14	$1,115	30	$2,179

	December 31, 2005
	60-89 Days		90 Days of More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance

One-to-four family	12	$644	12	$944	24	$1,588
Lines of credit	—	—	5	97	5	97
Non-residential real estate	2	289	2	179	4	468
Construction	—	—	3	401	3	401
Consumer	6	72	9	83	15	155

Total	20	$1,005	31	$1,704	51	$2,709

	December 31, 2004
	60-89 Days		90 Days of More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance

One-to-four family	7	$394	7	$547	14	$941
Multifamily	—	—	—	—	—	—
Lines of credit	3	67	2	35	5	102
Non-residential real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	4	28	5	42	9	70

Total	14	$489	14	$624	28	$1,113

	December 31, 2003
	60-89 Days		90 Days of More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance

One-to-four family	5	$416	6	$451	11	$867
Multifamily	—	—	—	—	—	—
Lines of credit	1	1	3	44	4	48
Non-residential real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	2	31	6	16	8	47

Total	8	$448	15	$511	23	$962

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

On the basis of management’s review of its assets, at December 31, 2007 and 2006 we had classified $729,000 and $928,000, respectively, of our assets as special mention and $1,216,000 and $1,302,000, respectively, of our assets as substandard. We had classified $2,000 of our assets as doubtful at both December 31, 2007 and 2006. There were no assets classified as loss for the years ended December 31, 2007 or 2006. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

We have no other loans of concern other than as set forth in the table below:

Nonperforming Assets

	December 31,
	2007	2006	2005	2004	2003
	( In Thousands)
Non-accrual:
One-to-four family	$1,303	$957	$944	$547	$451
Non-residential real estate	1,159	105	179	—	—
Construction	—	—	401	—	—
Consumer	89	8	83	42	16

Total non-accrual loans	2,551	1,070	1,607	589	467

Past due greater than 90 days and still accruing:
Lines of credit	353	45	97	35	44

Total nonperforming loans	2,904	1,115	1,704	624	511
Foreclosed real estate	108	—	—	210	—

Total nonperforming assets	$3,012	$1,115	$1,704	$834	$511

Ratios

	December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses as a percent of gross loans receivable	0.37%	0.29%	0.30%	0.37%	0.34%
Allowance for loan losses as a percent of total nonperforming loans	20.83%	37.67%	22.95%	70.35%	74.95%
Nonperforming loans as a percent of gross loans receivable	1.80%	0.76%	1.31%	0.52%	0.45%
Nonperforming loans as a percent of total assets	1.40%	0.54%	0.92%	0.37%	0.33%

The total amount of non-accrual loans increased to $2.6 million from $1.1 million for the years ended December 31, 2007 and 2006, respectively. The increase is primarily due to having three non-performing non-residential loans in the amount of $1.2 million at December 31, 2007, compared to two non-performing non-residential loans in the amount of $105,000 at December 31, 2006. The increase in non-performing consumer loans is primarily the result of increases in auto loan delinquencies. For the years ended December 31, 2007 and 2006, gross interest income of $47,000 and $19,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. No interest income was recognized on these loans.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to historical losses, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2007 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of year	$420	$391	$439	$383	$248

Charge-offs:
One-to-four family	—	1	1	1,876	1,188
Multifamily	—	—	—	3,331	788
Non-residential real estate	—	—	—	2,123	—
Consumer	56	41	53	16	13

	56	42	54	7,346	1,989

Recoveries:
One-to-four family	—	5	—	—	—
Multifamily	2,366	1,308	190	—	—
Consumer	7	21	6	11	17

	2,373	1,334	196	11	17

Net Charge-offs (recoveries)	(2,317)	(1,292)	(142)	7,335	1,972

Additions charged to operations	(2,132)	(1,263)	(190)	7,391	2,107

Balance at end of year	$605	$420	$391	$439	$383

Net Charge-offs (recoveries) to average gross loans outstanding	(1.50)%	(0.96)%	(0.12)%	6.04%	1.89%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2007
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	332	54.89%	59.75%
Multifamily	17	2.82%	3.43%
Lines of credit	—	—%	5.96%
Non-residential real estate	119	19.66%	17.17%
Commercial	14	2.30%	1.61%
Construction	—	—%	5.03%
Consumer	123	20.33%	7.05%
Unallocated	—	—%	—%

Total allowance for loan losses	$605	100.00%	100.00%

	2006
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	131	31.19%	59.56%
Multifamily	41	9.76%	5.49%
Lines of credit	—	—%	5.85%
Non-residential real estate	172	40.95%	15.03%
Commercial	10	2.38%	0.60%
Construction	—	—%	5.29%
Consumer	64	15.24%	8.18%
Unallocated	2	0.48%	—%

Total allowance for loan losses	$420	100.00%	100.00%

	2005
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	104	26.60%	58.21%
Multifamily	59	15.09%	9.09%
Lines of credit	—	—%	7.50%
Non-residential real estate	124	31.71%	9.17%
Construction	—	—%	9.08%
Consumer	83	21.23%	6.95%
Unallocated	21	5.37%	—%

Total allowance for loan losses	$391	100.00%	100.00%

	2004
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	103	23.46%	55.43%
Multifamily	81	18.45%	11.83%
Lines of credit	—	—%	7.54%
Non-residential real estate	116	26.42%	7.05%
Construction	—	—%	11.18%
Consumer	74	16.86%	6.97%
Unallocated	65	14.81%	—%

Total allowance for loan losses	$439	100.00%	100.00%

	2003
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	103	26.89%	58.70%
Multifamily	73	19.06%	10.98%
Lines of credit	—	—%	7.45%
Non-residential real estate	78	20.37%	7.11%
Construction	—	—%	8.01%
Consumer	69	18.02%	7.75%
Unallocated	60	15.66%	—%

Total allowance for loan losses	$383	100.00%	100.00%

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

At December 31, 2007, our investment portfolio consisted primarily of U.S. agency securities with maturities of five years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, Federal Home Loan Bank of Chicago stock and Bankers’ Bank of Wisconsin stock.

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

The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2007		2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Held-to-maturity
Mortgage-Backed Securities	$976	$962	$1,183	$1,171	$1,405	$1,393

Available-for-sale
US Agency Securities	5,752	5,752	15,715	15,715	16,641	16,641
Mortgage-Backed Securities	20,083	20,083	21,071	21,071	21,279	21,279

Total Available-for-sale	$25,835	$25,835	$36,786	$36,786	$37,920	$37,920

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2007
	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$—	—	$—	—	$8	7.32%	$968	6.32%	$976	6.33%

Available for Sale Debt Securities:
U.S agency securities	$—	—	$5,252	4.59%	$500	4.14%	$—	—	$5,752	4.19%
Mortgage-backed securities	—	—	1,718	4.75%	92	6.28%	18,273	5.33%	20,083	4.99%

Total debt securities available for sale	$—	—	$6,970	4.63%	$592	4.47%	$18,273	5.33%	$25,835	4.81%

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

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	December 31,
	2007		2006		2005
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$2,627	1.44%	$2,460	1.35%	$2,339	1.42%
Interest Bearing Checking	9,460	5.17%	8,679	4.75%	9,783	5.93%
Money Market accounts	7,858	4.29%	8,443	4.62%	10,207	6.19%
Passbook accounts	11,084	6.05%	10,593	5.79%	10,761	6.53%
Certificates of Deposit accounts	152,053	83.05%	152,682	83.49%	131,791	79.93%

Total deposit accounts	$183,082	100.00%	$182,857	100.00%	$164,881	100.00%

Certificate Accounts
1.00% to 1.99%	$—	0.00%	$37	0.02%	$2,352	1.79%
2.00% to 2.99%	817	0.54%	4,776	3.13%	13,369	10.14%
3.00% to 3.99%	18,687	12.29%	20,359	13.34%	56,026	42.51%
4.00% to 4.99%	59,630	39.22%	47,930	31.39%	58,740	44.57%
5.00% to 5.99%	72,871	47.92%	79,470	52.05%	1,304	0.99%
6.00% to 6.99%	48	0.03%	110	0.07%	—	0.00%

Total Certificate Accounts	$152,053	100.00%	$152,682	100.00%	$131,791	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates.

	December 31,
	2007		2006		2005
	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$2,337	0.00%	$2,317	0.00%	$2,289
Interest Bearing Checking	0.60%	9,638	0.58%	8,967	1.04%	9,065
Money Market accounts	2.45%	8,350	2.40%	10,346	2.49%	9,020
Passbook accounts	0.50%	11,142	0.50%	10,988	1.00%	11,871
Certificate of Deposit accounts	4.80%	153,435	4.77%	136,352	3.81%	129,441

Total	4.45%	$184,902	4.44%	$168,970	3.37%	$161,686

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Beginning of period	$182,857	$164,881	$156,654
Net deposits (withdrawals)	(6,727)	12,387	4,135
Interest credited on deposit accounts	6,952	5,428	4,092

End of period	$183,082	$182,857	$164,881

Percent increase	0.12%	10.90%	5.25%

The following table indicates the amount of certificates of deposit as of December 31, 2007, by time remaining until maturity.

	Three Months Or Less	Over Three To Six Months	Over Six To Twelve Months	Over Twelve Months	Total
	(In Thousands)
Less than $100,000	$23,120	$28,164	$47,200	$14,532	$113,016
$100,000 or more	4,703	10,315	18,530	5,489	39,037

Total	$27,823	$38,479	$65,730	$20,021	$152,053

	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Total
	(In Thousands)
1.00% to 1.99%	$—	$—	$—	$—	$—	$—
2.00% to 2.99%	790	27	—	—	—	817
3.00% to 3.99%	14,493	3,330	810	54	—	18,687
4.00% to 4.99%	52,010	3,866	244	485	3,025	59,630
5.00% to 5.99%	64,741	6,936	344	311	539	72,871
6.00% to 6.99%	—	48	—	—	—	48

Total	$132,034	$14,207	$1,398	$850	$3,564	$152,053

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

Personnel

At December 31, 2007 we had 23 full-time employees and three part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risk profile of the institution involved. At December 31, 2007, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution’s total assets when it became undercapitalized, or the amount necessary to achieve full compliance with capital requirements.. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2007, Ottawa Savings Bank maintained 90.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Ottawa Savings Bank’s authority to lend to, and engage in certain transactions (collectively, “covered transactions”) with “affiliates” (e.g., any company that controls or is under common control with an institution, including Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was approximately $112,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which was unchanged from 2007.

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

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank had an investment in Federal Home Loan Bank stock at December 31, 2007 of $2.35 million.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004. Ottawa Savings Bank’s maximum federal income tax rate was 35% for both the 2007 and 2006 tax year.

Ottawa Savings Bancorp, Inc. has filed a consolidated federal income tax return with Ottawa Savings Bank. Accordingly, it is anticipated that any cash distributions made by Ottawa Savings Bancorp, Inc. to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and requires savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.2 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Ottawa Savings Bank makes a “non-dividend distribution” to Ottawa Savings Bancorp, Inc. as described below.

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

State Taxation

Ottawa Savings Bancorp, Inc. is subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 4.8% and 2.5%, respectively for fiscal year 2008. These amounts remain unchanged from 2007 and 2006. These taxes are imposed on our federal taxable income, with certain adjustments.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to this facility at December 31, 2007.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2007	Square Footage	Owned/ Leased	Date of Lease Expiration
925 LaSalle Street Ottawa, IL 61350	1958	$7,316,000	21,000	Owned	N/A

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2007, the Company had 397 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2007 and 2006. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2007			2006
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$13.65	$12.50	$0.05	$12.25	$10.50	$0.05
Second quarter	$13.25	$12.25	$0.05	$12.25	$11.40	$0.05
Third quarter	$13.50	$11.25	$0.05	$12.25	$11.55	$0.05
Fourth quarter	$12.00	$10.00	$0.05	$12.80	$11.40	$0.05

On November 28, 2007, the Board of Directors of Ottawa Savings Bancorp, Inc. (the “Company”) approved a repurchase program for up to 100,120 shares of the Company’s outstanding common stock, which is approximately 10.0% of the Company’s outstanding shares not held by Ottawa Savings Bancorp MHC. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases. The table below shows the status of the repurchase program.

	2007
	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Program
October 1-31, 2007	N/A	—	N/A	N/A
November 1-30, 2007	21,000	10.86	21,000	79,120
December 1-31, 2007	—	—	—	79,120

Dividend Policy

The Company paid cash dividends of $0.20 per share during 2007 and 2006. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any future cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state tax purposes.

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

During the period from March 2000 until April 2004, as part of our investment activities, we purchased loan participations from Commercial Loan Corporation (“CLC”) of Oak Brook, Illinois. In April 2004, we were informed by our regulators, the FDIC and the Illinois Office of Banks and Real Estate (“OBRE”) that CLC had misappropriated funds from loans it was servicing for others. At that time, Ottawa Savings Bank had 38 outstanding loan participations with CLC in the aggregate amount of approximately $15.0 million. In May 2004, CLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2004, CLC’s remaining assets were transferred to the CLC Creditors Trust.

In December 2004, we received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in non-residential real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. As of December 31, 2007, all of the foregoing loans are performing according to their terms. Although we have retained certain unsecured claims against the CLC Creditors Trust, we have charged-off the remaining $9.5 million of our investment in the CLC loan participations. In October 2005 and March 2006, March 2007, June 2007 and October 2007, the Company received and recorded as recoveries, distributions of $190,000, $1.3 million, $1.2 million, $902,000, and $281,000, respectively from the CLC Creditors Trust on previously charged-off loan participations with CLC. These settlements were recorded as a recovery to the allowance for loan losses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or income to be critical accounting policies. We consider the allowance for loan losses to be our critical accounting policy.

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

	At December 31,
	2007	2006	2005
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$207,314	$204,865	$185,863
Loans, net(1)	157,702	142,537	124,939
Securities held to maturity	976	1,183	1,405
Securities available for sale	25,835	36,786	37,920
Deposits	183,082	182,857	164,881
Stockholders’ Equity	21,786	19,421	19,234
Book Value per common share	$9.88	$8.73	$8.64

	Years Ended December 31,
	2007	2006	2005
	(In Thousands, except per share data)
Operation Data:
Total interest and dividend income	$12,125	$10,328	$8,886
Total interest expense	7,706	6,034	4,766

Net interest income	4,419	4,294	4,120
Provision for loan losses	(2,132)	(1,263)	(190)
Other income	328	276	214
Other expense	3,334	4,652	3,251
Income tax expense (benefit)	1,336	237	405

Net income (loss)	$2,209	$944	$868

Basic earnings per share(2)	$1.04	$0.44	$0.17

Diluted earnings per share(2)	$1.04	$0.43	$0.17

(1)	Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.

(2)	Net income for the six months ended June 30, 2005 is not included in the calculation of basic and diluted earnings per share for the year ended December 31, 2005.

	At or for the Years Ended December 31,
	2007	2006	2005
Performance Ratios:
Return on average assets	1.06%	0.50%	0.48%
Return on average stockholders’ equity	10.54	4.71	5.78
Average stockholders’ equity to average assets	10.05	10.56	8.38
Stockholders’ equity to total assets at end of period	10.51	9.48	10.35
Net interest rate spread(1)	2.01	2.26	2.44
Net interest margin(2)	2.27	2.45	2.52
Average interest-earning assets to average interest-bearing liabilities	106.51	105.38	102.58
Other expense to average assets	1.60	2.45	1.82
Efficiency ratio(3)	70.24	101.81	75.02
Dividend payout ratio	0.19	0.46	N/A
Regulatory Capital Ratios:
Tangible capital	10.02	8.59	9.23
Tier 1 core capital	10.02	8.59	9.23
Total risk-based capital	17.15	16.30	18.00

Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	(1.50)	(0.96)	(0.12)
Allowance for loan losses to gross loans outstanding	0.37	0.29	0.30
Non-performing loans to gross loans	1.80	0.76	1.31
Non-performing assets to total assets(4)	1.45	0.54	0.92

Other Data:
Number of full-service offices	1	1	1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.

(4)	Non-performing assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

The Company’s total assets increased $2.4 million, or 1.20%, to $207.3 million at December 31, 2007, from $204.9 million at December 31, 2006. The increase reflects an increase in loans of $15.2 million, an increase in non-marketable equity securities of $138,000, an increase in accrued interest receivable of $108,000, an increase in other assets of $114,000, the purchase of bank owned life insurance and its earnings of $1.4 million, and an increase in foreclosed real estate of $108,000. The increases were offset by decreases in securities available for sale of $11.0 million, cash and due from banks of $2.8 million, securities held to maturity of $206,000, premises and equipment of $ 111,000, and deferred tax assets of $494,000.

Cash and cash equivalents decreased $2.8 million, or 27.17%, to $7.6 million at December 31, 2007 from $10.4 million at December 31, 2006. The decrease in cash is primarily due to the use of cash to fund loan originations and the purchase of bank owned life insurance, offset by sales and maturities of securities available for sale, funds received as deposits, and the $2.4 million in recoveries from the CLC Creditors Trust on previously charged off loan participations.

Securities available for sale decreased $11.0 million or 29.77%, to $25.8 million at December 31, 2007 from $36.8 million at December 31, 2006. The decrease was primarily the result of maturities, pay-downs, and sales of $17.0 million, offset by $5.5 million in purchases. The proceeds from the sales and maturities were primarily used to fund loan growth.

Non-marketable equity securities are equity securities for which sales prices are not currently available on a national securities exchange or in the over-the-counter market. The Company holds Federal Home Loan Bank (“FHLB”) stock, Bankers Bank of Wisconsin stock, and stock in the Upper Illinois River Valley Development Corporation (“U.I.R.V.D.C”). Non-marketable equity securities increased $138,000, or 5.76%, to $2.5 million at December 31, 2007, from $2.4 million at December 31, 2006, due to the purchase of Bankers Bank of Wisconsin stock.

Accrued interest receivable increased $108,000, or 11.37%, to $1.1 million at December 31, 2007, from $948,000 at December 31, 2006. The increase was primarily due to an increase in accrued interest on loans of $229,000 due to loan growth and higher interest rates, offset by an increase in the reserve for uncollected interest on non-accrual loans of $28,000. Additionally, accrued interest on securities decreased $94,000, primarily due to the reduction in size of the portfolio.

Loans increased $15.2 million, or 10.64%, to $157.7 million at December 31, 2007, from $142.5 million at December 31, 2006. The increase in loans was primarily due to the origination of 1-4 family loans and lines of credit, the origination and the purchase of non-residential real estate loans, and the origination of commercial loans, offset by pay-offs on multi-family loans and principal reductions on consumer loans.

The deferred tax asset decreased $494,000, or 32.35%, to $1.0 million at December 31, 2007, from $1.5 million at December 31, 2006. The decrease is primarily due to tax carry-forwards from prior year losses applied against current income taxes, and changes in deferred taxes on unrealized losses on available for sale securities.

Other assets, comprised primarily of prepaid expenses, deferred director compensation investment accounts, and auto loan repossessions, increased $114,000, or 10.30%, to $1.2 million at December 31, 2007, from $1.1 million at December 31, 2006. The increase is primarily due to an increase in auto loan repossessions, net of proceeds from sales, totaling $61,000, an increase in the deferred director compensation investment accounts of $81,000, the presence of prepaid FDIC insurance and OTS assessments of $5,000, an increase in the prepaid fees for CDARs placement of $13,000, and an increase in maintenance and insurance pre-payments of $10,000. The increase in auto loan repossessions is primarily due to increased defaults on auto loans originated and purchased, to six loans at December 31, 2007, from one loan at December 31, 2006. The increase in the deferred director compensation investment accounts is primarily due to the transfer of deferred compensation to the investment accounts, and earnings on the investments. The increase was partially offset by a decrease in prepaid dealer reserve on purchased auto loans of $39,000 and a decrease in other charges due on loans of $24,000.

Total deposits increased $225,000, or 0.12%, to $183.1 million at December 31, 2007, from $182.9 million at December 31, 2006. The increase reflects the addition of new accounts and deposits to existing accounts, offset by a slight decrease in money market and certificate accounts.

Other liabilities decreased $178,000, or 7.68%, to $2.1 million at December 31, 2007, from $2.3 million at December 31, 2006. The decrease was primarily due to the absence of outstanding payables that existed at December 31, 2006 of $587,000 to complete the purchase of MRP shares and $22,000 for December 2006 data processing fees which were paid in January of 2007. The decreases were offset by increases in property taxes of $26,000, escrow payable of $23,000, deferred director compensation payable of $21,000, federal taxes payable of $150,000 due to higher pre-tax income, accrued retirement payments payable of $117,000, and the addition of an accrual for Supplemental Executive Retirement Plan (SERP) expenses of $84,000. The increase in retirement payments payable is due to continued but decreased accruals for the defined benefit plan which was terminated, effective April 1, 2007, in anticipation of overall costs associated with withdrawing from the defined benefit plan and the absence of quarterly payments to fund the defined benefit plan. The increase in the deferred director accounts payable is primarily due to the transfer of deferred compensation to the investment accounts, and earnings on the investments. The SERP plan covers Gary L. Ocepek, Jon Kranov, and Philip B. Devermann.

Equity increased $2.4 million, or 12.17%, to $21.8 million at December 31, 2007, from $19.4 million at December 31, 2006. The increase in equity reflects net income for the year ended December 31, 2007 of approximately $2.2 million, a decrease in other comprehensive loss, net of taxes of $391,000, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $186,000 paid to stockholders and the purchase of 21,000 treasury shares for $228,000. The remaining changes to equity include increases of $221,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, offset by a decrease to equity of $43,000 to increase the cash obligation related to redeemable common stock held by the ESOP.

Comparison of Results of Operations for the Years Ended December 31, 2007 and December 31, 2006

General. Net income for the year ended December 31, 2007 was $2.2 million compared to $944,000 for the year ended December 31, 2006.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$10,038	$8,234	$1,804	21.91%
Securities:
Mortgage-backed and related securities	1,058	1,054	4	0.38
U.S. agency securities	717	699	18	2.58
Non-marketable equity securities	60	114	(54)	(47.37)
Interest-bearing deposits	252	227	25	11.01

Total interest and dividend income	12,125	10,328	1,797	17.40

Interest expense:
Deposits	7,696	6,034	1,662	27.54
Other borrowings	10	—	10	100.00

Total interest expense	7,706	6,034	1,672	27.71

Net interest income	$4,419	$4,294	$125	2.91%

Net interest income increased $125,000, or 2.91% for the year ended December 31, 2007 compared to the year ended December 31, 2006. Interest and dividend income increased due to an increase in the average yield on interest earning assets to 6.23% from 5.88% due to increased market rates, and an increase of $19.1 million in average interest earning assets to $194.8 million from $175.6 million for the year ended December 31, 2007, compared to the same period in 2006. Interest expense increased due to an increase of $16.2 million in average interest bearing liabilities, and an increase in the cost of interest bearing liabilities to 4.21% from 3.62% for the year ended December 31, 2007, compared to the same period in 2006. The increase in average deposits and the increase in the cost of deposits were primarily due to increased market rates prior to the fourth quarter of 2007 resulting in additional funds placed in certificates of deposit, offset by decreases in money market accounts and withdrawal of certificate funds as rates declined during the fourth quarter.

Provision for Loan Losses. Management recorded a negative loss provision of $2.1 million for the year ended December 31, 2007, compared to a negative loss provision of $1.3 million for the year ended December 31, 2006. The negative loss provisions were due to recoveries from the CLC Creditors Trust on previously charged off loans. Based on a general review of the loans that were in the loan portfolio at December 31, 2007, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the year ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006	$ change	% change
	(Dollars in thousands)
Other income:
(Loss) gain on sale of securities available for sale	$—	$2	$(2)	(100.00)%
Gain on sale of loans	47	37	10	27.03%
Amortization of mortgage servicing rights, net of originations	2	(13)	15	(115.38)
Customer service fees	239	177	62	35.03
Income on bank owned life insurance	5	—	5	100.00
Other	35	72	(37)	(51.39)

Total other income	$328	$275	$53	19.27%

The increase in other income was primarily due to increased customer service fees, increased gains on sale of loans and origination of mortgage servicing rights, offset by the 2006 receipt of approximately $46,000 in interest on tax refunds, and gains on sales of loans. The increase in customer service fees is primarily due to an increase in the number of checking accounts with overdraft and ATM activity and partially due to the bank increasing the amount it charges for overdrafts, effective March 1, 2006.

Other Expenses. The following table summarizes other expenses for the year ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,701	$3,005	$(1,304)	(43.39)%
Directors fees	85	85	—	—
Occupancy	480	462	18	3.90
Deposit insurance premium	21	21	—	—
Legal and professional services	270	263	7	2.66
Data processing	239	252	(13)	(5.16)
Other	538	564	(26)	(4.61)

Total other expenses	$3,334	$4,652	$(1,318)	(28.33)%

Efficiency ratio(1)	70.24%	101.81%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to a decrease of $1.3 million in salaries and employee benefits for the year ended December 31, 2007 as compared to the year ended December 31, 2006 which was due to 2006 contribution of $1.3 million to the Bank’s defined benefit retirement plan in order to reduce current and future obligations of the plan. The decrease in other miscellaneous expenses was primarily due to decreases in supervisory fees and advertising expenses.

Income Taxes. Income tax expense was $1.3 million for the year ended December 31, 2007, compared to $237,000 for the same period in 2006. The income tax expense is a direct result of the pre-tax income for the applicable period. During the period ending June 30, 2006, management re-evaluated the Company’s deferred tax accounts and, accordingly, adjusted that periods’ tax expense. The effective tax rates for the years ended December 31, 2007 and 2006 were 37.68% and 20.03%, respectively. The Company utilized all of its federal net operating loss carryover and began paying federal taxes during 2007.

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

	Year Ended December 31,
	2007			2006			2005
	(Dollars in Thousands)
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
ASSETS
Interest-earning assets
Securities, net(1)	$35,436	$1,775	5.01%	$37,628	$1,753	4.66%	$37,594	$1,533	4.08%
Loans receivable, net(2)	151,510	10,038	6.63%	130,024	8,234	6.33%	116,885	6,964	5.96%
Non-marketable equity securities	2,535	60	2.37%	3,368	114	3.38%	4,571	250	5.47%
Other investments	5,281	252	4.77%	4,594	227	4.94%	4,458	139	3.12%

Total interest-earning assets	194,762	12,125	6.23%	175,614	10,328	5.88%	163,508	8,886	5.43%

Non-interest-earning assets	13,640			13,985			15,580

TOTAL ASSETS	$208,402			$189,599			$179,088

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$8,350	$205	2.46%	$10,346	$222	2.15%	$9,020	$199	2.21%
Passbook accounts	11,142	56	0.50%	10,988	59	0.54%	11,871	119	1.00%
Certificates of Deposit accounts	153,435	7,380	4.81%	136,352	5,698	4.18%	129,441	4,354	3.36%
Checking	9,638	55	0.57%	8,967	55	0.61%	9,065	94	1.04%
Advances from Federal Home Loan Bank	292	10	3.42%	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	182,857	7,706	4.21%	166,653	6,034	3.62%	159,397	4,766	2.99%

Non-interest-bearing liabilities	4,595			2,919			4,681

TOTAL LIABILITIES	187,452			169,572			164,078
EQUITY	20,950			20,027			15,010

TOTAL LIABILITIES AND EQUITY	$208,402			$189,599			$179,088

NET INTEREST INCOME		$4,419			$4,294			$4,120

NET INTEREST RATE SPREAD(3)			2.01%			2.26%			2.44%

NET INTEREST MARGIN(4)			2.27%			2.45%			2.52%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.51%			105.38%			102.58%

(1)	Includes unamortized discounts and premiums.

(2)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $195,000, $145,000, and $107,000, for 2007, 2006 and 2005, respectively.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	2007 COMPARED TO 2006 INCREASE (DECREASE) DUE TO			2006 COMPARED TO 2005 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$(110)	$132	$22	2	218	220
Loans receivable, net	1,424	380	1,804	832	438	1,270
Non-marketable equity securities	(20)	(34)	(54)	(41)	(95)	(136)
Other investments	33	(8)	25	7	81	88

Total interest-earning assets	$1,327	$470	$1,797	$800	$642	$1,442

Interest expense on
Money Market accounts	$(49)	$32	$(17)	$28	$(5)	$23
Passbook accounts	1	(4)	(3)	(5)	(55)	(60)
Certificates of Deposit accounts	821	861	1,682	289	1,055	1,344
Checking	4	(4)	—	—	(39)	(39)
Advances from Federal Home Loan Bank	10	—	10	—	—	—

Total interest-bearing liabilities	787	885	1,672	312	956	1,268

Change in net interest income	$540	$(415)	$125	$488	$(314)	$174

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of residential mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/ Liability Management Committee, which consists of senior management operating under a policy adopted by the board of directors, meets as needed to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to limit the exposure of our earnings and capital to changes in interest rates. In an attempt to accomplish this, we offer a variety of floating rate loans based on the prime rate and loans that adjust on one-to five-year intervals, based on various indices including the prime rate and U.S. treasury securities. In addition, we have attempted to lengthen the maturities of our deposit accounts by offering proportionately higher interest rates for longer term, 3-5 year certificate accounts and by increasing our core deposits, in which the overall balances are generally less volatile to interest rate fluctuations than certificate accounts.

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

	December 31, 2007
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$10,885	$(8,522)	-44.00%	5.58%	(381)
+200	14,112	(5,295)	-27.00%	7.08%	(231)
+100	17,021	(2,386)	-12.00%	8.37%	(102)
50	18,292	(115)	-6.00%	8.92%	(47)
0	19,407	—	—	9.39%	—
-50	20,373	966	5.00%	9.78%	40
-100	21,176	1,769	9.00%	10.10%	72
-200	$22,303	$2,896	15.00%	10.53%	114

	December 31, 2006
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$7,157	$(11,292)	-61.00%	3.76%	(528)
+200	11,101	(7,348)	-40.00%	5.69%	(335)
+100	14,959	(3,490)	-19.00%	7.49%	(155)
0	18,449	—	—	9.04%	—
-100	21,234	2,785	15.00%	10.22%	118
-200	$23,141	$4,692	25.00%	10.99%	195

The table above indicates that at December 31, 2007, in the event of a 100 basis point decrease in interest rates, we would experience an increase of approximately 9% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 27% in net portfolio value.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 11.6% for the year ended December 31, 2007 compared to 14.1% for the year ended December 31, 2006. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination and purchase of one- to four-family, non-residential real estate and multi-family and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2007 and 2006, our loan originations totaled $40.1 million and $35.8 million, respectively. For the years ended December 31, 2007 and 2006, we purchased $6.8 million and $17.6 million of loans, respectively. For the years ended December 31, 2007 and 2006, we received $3.1 million and $1.7 million, respectively, from the sale of loans, resulting in gains of $47,000 and $37,000, respectively. Cash received from the calls, maturities and pay-downs on securities totaled $17.2 million and $6.8 million for the years ended December 31, 2007 and 2006, respectively. We purchased $5.5 million, in securities during each of the years ended December 31, 2007 and 2006. For a more detailed breakdown of our loan activity, see the section entitled “Our Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. During the years ended December 31, 2007 and 2006, deposits increased $225,000 and $18.0 million, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago to provide advances. At December 31, 2007 and 2006 we had no advances from the Federal Home Loan Bank of Chicago, but we had an available borrowing limit of $46.9 million for both years, based on 20% of our capital stock in the FHLB.

At December 31, 2007 we had outstanding commitments to originate loans of $730,000, unfunded commitments under lines of credit of $8.3 million, unfunded commitments on construction loans of $3.3 million, and unfunded standby letters of credit of $67,000. At December 31, 2007, certificates of deposit scheduled to mature in less than one year totaled $132.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

Off-Balance Sheet Arrangements

For the year ended December 31, 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect in its financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, to partially defer FASB Statement No. 157, Fair Value Measurements. This FSP defers the effective date of Statement No. 157, for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. All other provisions of this Statement not within the scope of FSP-FAS 157-2 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

In December 2007, FASB issued SFAS No. 141(revised), Business Combinations. The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expensed as incurred. This Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations and cash flows.

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

ITEM 7.	FINANCIAL STATEMENTS

The information required by this Item 7 is contained on pages F-1through F-31 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

(b)	Internal Controls Over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 8, 2008 under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Securities Authorized for Issuance under Equity Compensation Plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	92,666	12.35	16,354
Equity Compensation Plans not Approved by Stockholders	—	—	—

Total	92,666	12.35	16,354

(b)	Stock Ownership. The information required in response to this item will be contained in the Proxy Statement under the caption “Stock Ownership” and the information included therein is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 1—Election of Directors” and “Transactions with Related Persons” and the information included therein is incorporated herein by reference.

ITEM 13.	EXHIBITS

The exhibits filed as a part of this Form 10-KSB are listed in the Exhibit Index, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 2—Ratification of Independent Registered Public Accounting Firm” and the information included therein is incorporated herein by reference.

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ottawa Savings Bancorp, Inc.

Ottawa, Illinois

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine managements’ assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, included in the accompanying management’s report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

Champaign, Illinois

March 14, 2008

McGladrey & Pullen LLP serves clients’ global business needs through its membership in RSM International (an affiliation of separate and independent accounting and consulting firms)

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$2,469,629	$2,554,319
Interest bearing deposits	5,115,608	7,859,993

Total cash and cash equivalents	7,585,237	10,414,312
Securities held to maturity (fair value of $961,861 and $1,171,297 at December 31, 2007 and 2006, respectively)	976,394	1,182,853
Securities available for sale	25,834,721	36,786,248
Non-marketable equity securities	2,534,952	2,396,982
Loans, net of allowance for loan losses of $605,450 and $419,685 at December 31, 2007 and 2006, respectively	157,702,260	142,536,815
Premises and equipment, net	7,755,284	7,866,270
Accrued interest receivable	1,055,328	947,613
Mortgage servicing rights	104,077	102,155
Foreclosed real estate	108,159	—
Deferred tax asset	1,032,798	1,526,653
Cash value of life insurance	1,405,380	—
Other assets	1,219,086	1,105,258

Total assets	$207,313,676	$204,865,159

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,626,967	$2,460,289
Interest bearing	180,454,652	180,396,467

Total deposits	183,081,619	182,856,756
Accrued interest payable	132,746	138,630
Other liabilities	2,142,025	2,320,144

Total liabilities	185,356,390	185,315,530

Commitments and contingencies (Note 13)
Redeemable common stock held by ESOP plan	171,709	128,307

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,607,615	8,536,872
Retained earnings	14,670,844	12,647,340
Unallocated ESOP shares	(610,512)	(661,388)
Unearned MRP shares	(479,982)	(579,449)
Accumulated other comprehensive (loss)	(24,928)	(415,995)

	22,185,286	19,549,629
Less:
Treasury Shares at cost, 2007 21,000 shares; 2006 no shares	(228,000)	—
Maximum cash obligation related to ESOP shares	(171,709)	(128,307)

Total Stockholders’ Equity	21,785,577	19,421,322

Total liabilities and stockholders’ equity	$207,313,676	$204,865,159

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2007 and 2006

	2007	2006
Interest and dividend income:
Interest and fees on loans	$10,037,834	$8,234,477
Securities:
Mortgage-backed and related securities	1,058,117	1,053,784
U.S. agency securities	716,890	698,675
Dividends on non-marketable equity securities	60,547	113,879
Interest-bearing deposits	251,887	227,208

Total interest and dividend income	12,125,275	10,328,023

Interest expense:
Deposits	7,695,951	6,034,129
Other Borrowings	9,731	—

Total interest expense	7,705,682	6,034,129

Net interest income	4,419,593	4,293,894
Provision for loan losses	(2,132,100)	(1,263,478)

Net interest income after provision for loan losses	6,551,693	5,557,372

Other income:
(Loss) gain on sale of securities available for sale	(164)	2,507
Gain on sale of loans	46,880	36,838
Origination of mortgage servicing rights, net of amortization	1,922	(12,658)
Customer service fees	238,976	176,979
Income on bank owned life insurance	5,380	—
Other	34,565	72,346

Total other income	327,559	276,012

Other expenses:
Salaries and employee benefits	1,700,650	3,005,172
Directors fees	84,643	85,167
Occupancy	480,652	462,083
Deposit insurance premium	21,365	20,524
Legal and professional services	269,847	263,158
Data processing	238,824	252,308
Other	538,183	564,010

Total other expenses	3,334,164	4,652,422

Income before income taxes	3,545,088	1,180,962
Income tax expense	1,335,802	236,505

Net income	$2,209,286	$944,457

Basic earnings per share	$1.04	$0.44

Diluted earnings per share	$1.04	$0.43

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2005—as previously reported	$22,249	$8,522,984	$11,848,059	$(712,264)	$—	$(447,443)	$—	$—	$19,233,585
Adjustment to reflect the adoption of SEC Staff Accounting Bulletin No. 108, (Note 15)	—	—	55,066	—	—	—	—	—	55,066

Balance, December 31, 2005—as restated	22,249	8,522,984	11,903,125	(712,264)	—	(447,443)	—	—	19,288,651

Comprehensive income:
Net income	—	—	944,457	—	—	—	—	—	944,457
Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $17,052	—	—	—	—	—	33,103	—	—	33,103
Reclassification adjustment for gains included in net income, net of tax expense of $(852)	—	—	—	—	—	(1,655)	—	—	(1,655)

Comprehensive income									975,905

Allocation of 5,088 of ESOP shares	—	8,903	—	50,876	—	—	—	—	59,779
Purchase of 43,608 MRP shares	—	—	—	—	(587,002)	—	—	—	(587,002)
Compensation expense on MRP awards granted	—	—	—	—	7,553	—	—	—	7,553
Compensation expense on RRP options granted	—	4,985	—	—	—	—	—	—	4,985
Cash dividends paid, $0.20 per share	—	—	(200,242)	—	—	—	—	—	(200,242)
Change related to ESOP shares cash obligation	—	—	—	—	—	—	—	(128,307)	(128,307)

Balance, December 31, 2006	22,249	8,536,872	12,647,340	(661,388)	(579,449)	(415,995)	—	(128,307)	19,421,322

Comprehensive income:
Net income	—	—	2,209,286	—	—	—	—	—	2,209,286
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $201,402	—	—	—	—	—	390,959	—	—	390,959
Reclassification adjustment for losses included in net income, net of tax benefit of $56	—	—	—	—	—	108	—	—	108

Comprehensive income									2,600,353

Allocation of 5,087 of ESOP shares	—	10,938	—	50,876	—	—	—	—	61,814
Compensation expense on MRP awards granted	—	—	—	—	99,467	—	—	—	99,467
Compensation expense on RRP options granted	—	59,805	—	—	—	—	—	—	59,805
Cash dividends paid, $0.20 per share	—	—	(185,782)	—	—	—	—	—	(185,782)
Purchase of 21,000 Treasury shares	—	—	—	—	—	—	(228,000)	—	(228,000)
Change related to ESOP shares cash obligation	—	—	—	—	—	—	—	(43,402)	(43,402)

Balance, December 31, 2007	$22,249	$8,607,615	$14,670,844	$(610,512)	$(479,982)	$(24,928)	$(228,000)	$(171,709)	$21,785,577

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities
Net income	$2,209,286	$944,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	266,901	261,912
Provision for loan losses	(2,132,100)	(1,263,478)
Provision for deferred income taxes	292,397	198,013
Net amortization of premiums and discounts on securities	19,306	22,241
Loss (gain) on sale of available for sale securities	164	(2,507)
Origination of mortgage loans held for sale	(3,148,316)	(1,734,778)
Proceeds from sale of mortgage loans held for sale	3,195,196	1,771,616
Gain on sale of loans, net	(46,880)	(36,838)
Origination of mortgage servicing rights, net of amortization	(1,922)	12,658
ESOP compensation expense	61,814	59,779
MRP compensation expense	99,467	7,553
Compensation expense on stock options	59,805	4,985
Deferred compensation expense	83,892	92,483
Change in assets and liabilities:
(Increase) in accrued interest receivable	(107,715)	(145,980)
(Increase) in cash value of life insurance	(5,380)	—
(Increase) decrease in other assets	(53,028)	649,071
(Decrease) increase in accrued interest payable and other liabilities	(267,895)	30,884

Net cash provided by operating activities	524,992	872,071

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(5,466,691)	(5,459,340)
Sales, calls, maturities and paydowns	16,994,888	6,624,146
Securities held to maturity:
Maturities and paydowns	202,844	219,261
Purchase of life insurance policies	(1,400,000)	—
Net (increase) in loans	(13,234,761)	(16,383,123)
Proceeds from sale of foreclosed real estate	5,000	30,865
Proceeds from sale of repossessed assets	27,457	36,135
Purchase of premises and equipment	(155,915)	(31,579)
(Purchase) sale of non-marketable equity securities	(137,970)	1,690,792

Net cash (used in) investing activities	(3,165,148)	(13,272,843)

Cash Flows from Financing Activities
Net increase in deposits	224,863	17,975,808
Proceeds from Federal Home Loan Bank advances	3,500,000	—
Principal reduction of Federal Home Loan Bank advances	(3,500,000)	—
Cash dividends paid	(185,782)	(200,242)
Purchase of treasury stock	(228,000)	—

Net cash (used in) provided by financing activities	(188,919)	17,775,566

Net (decrease) increase in cash and cash equivalents	(2,829,075)	5,374,794
Cash and cash equivalents:
Beginning	10,414,312	5,039,518

Ending	$7,585,237	$10,414,312

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$7,701,835	$5,972,499
Interest paid on other borrowings	9,731	—
Income taxes, net of refunds received	893,750	(809,226)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	113,159	126,507
Other assets acquired in settlement of loans	88,257	17,635
Sale of foreclosed real estate through loan origination	—	95,642
Liability due to the recording of ESOP put options	43,402	128,307
Capitalization of interest through adoption of SAB 108	—	55,066
Contract to purchase shares for MRP plan	—	587,002

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Non-marketable equity securities

Investments in the Federal Home Loan Bank, Bankers Bancorp, and the Upper Illinois River Valley Development Corporation are carried at cost, as fair values are not readily determinable.

On April 18, 2006 the Federal Home Loan Bank of Chicago (“FHLBC”) announced plans to redeem excess (or “voluntary”) capital stock held by its members. The FHLBC received regulatory approval to redeem approximately $795 million of stock held by its members in excess of the minimum required as a condition for membership. During the second quarter of 2006, the Company redeemed approximately $1.2 million of excess stock (the Company’s pro rata share). On November 8, 2006, the Federal Housing Finance Board authorized the FHLB’s redemption on an additional $375 million of members’ excess (or “voluntary”) capital stock. The Company’s pro rata share of approximately $500,000 was redeemed during the fourth quarter of 2006.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109 (“FIN 48”), effective January 1, 2007. No adjustment was recognized for uncertain tax positions. The Company is subject to U.S. Federal income taxes, as well as State of Illinois income taxes. Tax years ending December 31, 2003 through December 31, 2006 remain open to examination by these jurisdictions. The Company recognizes interest and penalties related to tax positions in income tax expense. At December 31, 2007, there was no accrual for uncertain tax positions or related interest.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

Stock-based compensation

Effective November 21, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expenses in its consolidated financial statements. The Company had no stock-based awards granted prior to adoption of SFAS No. 123(R).

In accordance with the provisions of SFAS 123(R), the Company recognizes compensation cost for all stock-based awards granted on or after November 21, 2006, based on the estimated grant date fair value. The fair value of stock options are estimated using a Black-Scholes option pricing model and amortized to expense over the option’s vesting periods, as more fully disclosed in Note 10.

Off-balance-sheet financial instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to originate loans, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of stockholders’ equity.

Long-term assets

Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are written down to fair value through a charge to earnings.

Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements.

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed Note 14. Fair value estimates involve uncertainties and matters of significant judgment

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

	Years ended December 31,
	2007	2006
Net income available to common stockholders	$2,209,286	$944,457

Basic potential common shares:
Weighted average shares outstanding	2,224,001	2,224,911
Weighted average unallocated Employee Stock Ownership Plan shares	(63,782)	(68,870)
Weighted average unvested MRP shares	(42,755)	(4,898)

Basic weighted average shares outstanding	2,117,464	2,151,143
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares**	—	40,093
Weighted average RRP options outstanding**	—	—

Dilutive weighted average shares outstanding	2,117,464	2,191,236

Basic earnings per share	$1.04	$0.44

Diluted earnings per share	$1.04	$0.43

**	The effect of share awards and options for 2007, and the effect of options for 2006 were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Segment reporting

The Company views the Bank as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. The Company approaches the Bank as one business enterprise which operates in a single economic environment since the products and services, types of customers and regulatory environment all have similar characteristics.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, to partially defer FASB Statement No. 157, Fair Value Measurements. This FSP defers the effective date of Statement No. 157, for nonfinancial assets and nonfinancial liabilities, except those

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. All other provisions of this Statement not within the scope of FSP-FAS 157-2 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

In December 2007, FASB issued SFAS No. 141(revised), Business Combinations. The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expensed as incurred. This Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations and cash flows.

Reclassification

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications have no impact on previously reported net income or stockholders’ equity.

Note 2. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to $25,000 for each year.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 3. Investment Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
Held to Maturity
Mortgage-backed securities	$976,394	$1,848	$16,382	$961,861

Available for Sale
U.S. agency securities	$5,686,459	$65,806	$140	$5,752,125
Mortgage-backed securities	20,186,032	109,966	213,402	20,082,596

	$25,872,491	$175,772	$213,542	$25,834,721

December 31, 2006:
Held to Maturity
Mortgage-backed securities	$1,182,853	$5,196	$16,752	$1,171,297

Available for Sale
U.S. agency securities	$15,836,227	$10,793	$132,025	$15,714,995
Mortgage-backed securities	21,580,316	15,633	524,696	21,071,253

	$37,416,543	$26,426	$656,721	$36,786,248

At December 31, 2007 and 2006, U.S. agency securities with a carrying value of approximately $2,860,000 and $5,585,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value at December 31, 2007, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	5,191,198	5,252,045
Due after five years through ten years	—	—	495,261	500,080
Due after ten years	—	—	—	—
Mortgage-backed securities	976,394	961,861	20,186,032	20,082,596

	$976,394	$961,861	$25,872,491	$25,834,721

There were $7,907 in gross realized gains in 2007 and $2,507 in gross realized gains in 2006. Gross realized losses amounted to $8,071 in 2007 and none in 2006. The tax benefit (provision) applicable to these net realized gains and losses amounted to $56 and $(852), respectively.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007
Securities Available for Sale
Debt securities:
U.S. agency securities	$—	$—	$999,860	$140	$999,860	$140
Mortgage-backed securities	1,984,350	27,499	9,178,645	185,903	11,162,995	213,402

	$1,984,350	$27,499	$10,178,505	$186,043	$12,162,855	$213,542

Securities Held to Maturity
Mortgage-backed securities	$75,201	$281	$585,206	$16,101	$660,407	$16,382

December 31, 2006
Securities Available for Sale
Debt securities:
U.S. agency securities	$1,995,440	$4,560	$11,710,906	$127,465	$13,706,346	$132,025
Mortgage-backed securities	—	—	18,914,936	524,696	18,914,936	524,696

	$1,995,440	$4,560	$30,625,842	$652,161	$32,621,282	$656,721

Securities Held to Maturity
Mortgage-backed securities	$—	$—	$770,929	$16,752	$770,929	$16,752

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

At December 31, 2007, 38 securities have unrealized losses with aggregate depreciation of 1.76% from the Company’s amortized cost basis. These unrealized losses relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 4. Loans

The components of loans are as follows:

	December 31,
	2007	2006
Mortgage loans:
Secured by one-to-four family residences	$96,570,717	$87,468,579
Multi-family	5,541,828	8,062,931
Construction	8,138,616	7,767,308
Home equity lines of credit	7,930,973	7,639,784

	118,182,134	110,938,602
Less:
Undisbursed portion of construction and other mortgage loans	(2,171,456)	(3,895,157)

Total mortgage loans	116,010,678	107,043,445
Other loans:
Non-residential real estate	27,748,261	22,071,552
Non-residential lines of credit	825,188	535,616
Commercial	2,600,639	888,337
Commercial lines of credit	875,903	421,130
Consumer loans	11,404,193	12,011,733

	43,454,184	35,928,368
Less:
Undisbursed portion of non-residential and commercial loans	(1,090,957)	—

Total other loans	42,363,227	35,928,368

Less: Allowance for loan losses	(605,450)	(419,685)
Less: Deferred loan (fees)	(66,195)	(15,313)

Loans, net	$157,702,260	$142,536,815

Activity in the allowance for loan losses is summarized as follows for the year ended December 31:

	Years Ended December 31,
	2007	2006
Balance at beginning of year	$419,685	$390,994
Provision credited to income	(2,132,100)	(1,263,478)
Loans charged off	(55,597)	(41,862)
Recoveries of loans previously charged off	2,373,462	1,334,031

Balance at end of year	$605,450	$419,685

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on their review and as a result of the recoveries of prior losses on CLC loans received, the allowance account was reduced by $2,132,100 and $1,263,478 during 2007 and 2006. Management believes that the allowance for loan loss is maintained at a level to sufficiently off-set possible loan losses.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2007	2006
Impaired loans without a valuation allowance	$53,787	$7,134
Impaired loans with a valuation allowance	—	—

Total impaired loans	$53,787	$7,134

Valuation allowance related to impaired loans	$—	$—

Total non-accrual loans	$2,551,092	$1,069,954

Total loans past due ninety days or more and still accruing	$352,923	$44,859

	December 31,
	2007	2006
Average investment in impaired loans	$10,494	$10,873

Interest income recognized on impaired loans	$—	$—

Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and companies in which these parties have a 10% or more beneficial ownership. In the opinion of management, these loans are made with substantially the same terms, including interest rate and collateral; as those prevailing for comparable transactions with other customers and do not involve more than the normal risk of collectibility.

Note 5. Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $15,769,178 and $15,501,476 at December 31, 2007 and 2006, respectively.

The fair values of these servicing rights were $104,077 and $102,155 at December 31, 2007 and 2006, respectively. The fair value of servicing rights was determined using discount rates, prepayment speeds, depending upon the stratification of the specific right, and a weighted average default rate.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 6. Accrued Interest Receivable

Accrued interest receivable at December 31, 2007 and 2006, are summarized as follows:

	2007	2006
U.S. agency securities	$70,077	$159,725
Mortgage-backed securities	86,009	89,910
Loans	899,242	697,978

	$1,055,328	$947,613

Note 7. Premises and Equipment

Premises and equipment at December 31, 2007 and 2006, are summarized as follows:

	2007	2006
Cost:
Land	$1,966,899	$1,966,898
Buildings	6,681,721	6,558,937
Furniture and equipment	1,480,210	1,447,080

	10,128,830	9,972,915
Less: Accumulated depreciation	2,373,546	2,106,645

	$7,755,284	$7,866,270

Note 8. Deposits

Deposits at December 31, 2007 and 2006, are summarized as follows:

	2007		2006
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$2,626,967	1.44%	$2,460,289	1.35%

Interest bearing checking	9,460,205	5.17%	8,678,466	4.75%
Money market	7,857,370	4.29%	8,443,182	4.62%
Passbook savings	11,084,213	6.05%	10,593,266	5.79%
Certificates of deposit	152,052,864	83.05%	152,681,553	83.49%

Interest bearing	180,454,652	98.56%	180,396,467	98.65%

Total	$183,081,619	100.00%	$182,856,756	100.00%

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Interest expense on deposits for the years ended December 31, 2007 and 2006, is summarized as follows:

	2007	2006
Money market	$204,563	$221,807
Passbook savings	55,794	59,238
Certificates of deposit	7,380,527	5,697,996
Checking	55,067	55,088

	$7,695,951	$6,034,129

Deposits from directors, principal officers, and their immediate families at December 31, 2007 and 2006, were $1,137,443 and $929,044, respectively.

The aggregate amount of public deposits at December 31, 2007 and 2006, were $8,134,311 and $7,490,188, respectively.

The aggregate amount of jumbo certificates of deposit within a minimum denomination of $100,000 was approximately $39,037,000 and $39,858,000 at December 31, 2007 and 2006, respectively. Individual deposits in excess of $100,000 are not insured by the FDIC.

At December 31, 2007, scheduled maturities of certificates of deposit are as follows:

2008	$132,033,888
2009	14,206,812
2010	1,397,889
2011	850,440
2012	3,563,835

$152,052,864

The Bank held brokered deposits of approximately $21,276,000 and $15,527,000 at December 31, 2007 and 2006, respectively. The broker receives a fee from the Bank for the brokered deposits. Total fee expense of $11,859 and $20,270 were recognized for the years ended December 31, 2007 and 2006, respectively.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2007, 5,087 shares, with an average fair value of $12.15 per share were committed to be released, resulting in ESOP compensation expense of $61,814, as compared to 5,088 shares, with an average fair value of $11.75 per share, resulting in ESOP compensation expense of $59,779 for 2006.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2007 and 2006, respectively, 15,263 shares at a fair value of $11.25, and 10,176 shares at a fair value of $12.61, have been classified as mezzanine capital.

	December 31,
	2007	2006
Shares allocated	15,263	10,176
Unallocated shares	61,051	66,138

Total ESOP shares	76,314	76,314

Fair value of unallocated shares	$686,824	$834,000

Defined benefit retirement plan

The Bank has a qualified defined-benefit retirement plan covering substantially all of its employees with the Financial Institutions Retirement Fund. The Financial Institutions Retirement Fund is a tax-qualified pension trust covering multiple participating employers, employee-members and retirees and beneficiaries. Expenses of $124,850 and $1,695,825 were recorded for the years ended December 31, 2007 and 2006, respectively, of which $1,297,000 during 2006 related to the anticipated freezing of the plan.

Governmental regulations impose certain requirements relative to multi-employer plans. In the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan’s unfunded vested benefits. The Bank has not received information from the plan’s administrators to determine its share of unfunded vested benefits, however management has accrued $240,000 in anticipation of additional funding requirements. On February 23, 2007, the Board of Directors of Ottawa Savings Bank approved the freezing of the Bank’s defined benefit pension plan (the “Plan”), effective April 1, 2007. The Plan provides benefits to eligible employees based on a participant’s years of benefit service and a participant’s highest five consecutive years of compensation. Effective with the freeze, each active participant’s pension benefit will be determined based on a participant’s compensation and period of employment as of March 31, 2007. Compensation and employment after that date will not be taken into account.

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with its executive officers to provide additional retirement benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent ratably over the remaining years to the date when the executive is first eligible for benefits. The SERP compensation charged to expense totaled $84,300 for the year ended December 31, 2007.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation subject to certain limits based on federal tax laws. In conjunction with the freeze of the Defined Benefit Plan, the Bank increased its matching contributions in the current 401(k) plan from 50 percent of the first 5 percent to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. During April 2007, the Bank also began to make discretionary contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Additionally, the Bank increased the maximum amount of voluntary deferrals allowed under the 401(k) plan from 15 percent to 75 percent of an employee’s salary, subject to all applicable federal tax laws and plan limits. Matching contributions vest to the employee equally over a five-year period. Matching expense was $47,158 for 2007 and $26,568 for 2006.

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2007 and 2006 were $83,892 and $92,483, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $874,696 and $846,135 as of December 31, 2007 and 2006, respectively.

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation:

	December 31,
	2007	2006
Number of participants:
Retirees	4	4
Active employees—fully eligible	1	1
Active employees—not yet eligible	4	4

Total	9	9

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Obligations and funded status:

	December 31,
	2007	2006
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$234	$399
Service cost	3	6
Interest cost	14	23
Actuarial (gain)	(17)	(185)
Benefits paid	(7)	(9)

Benefit obligation at end of year	227	234

Change in plan assets
Employer contributions	7	9
Benefits paid	(7)	(9)

Fair value of plan assets at year end	—	—
Funded status	(227)	(234)
Actuarial (gain)	(192)	(186)

Net amount recognized	$(419)	$(420)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2007	2006
Accumulated post-retirement benefit obligation:
Retirees	$(102,235)	$(131,451)
Active employees—fully eligible	(38,603)	(34,693)
Active employees—not yet eligible	(86,001)	(68,015)

Total	(226,839)	(234,159)
Plan assets at fair value	—	—
Funded status	(226,839)	(234,159)
Actuarial (gain)	(192,502)	(185,815)

(Accrued) cost included in other liabilities	$(419,341)	$(419,974)

Components of Net Periodic Benefit Cost:

	December 31,
	2007	2006
Service cost	$2,761	$6,280
Interest cost	13,812	22,628
Amortization net gain	(10,150)	—

Net cost	$6,423	$28,908

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Weighted average assumptions used to determine net periodic benefit cost:

	December 31,
	2007	2006
Discount rate	6.00%	6.00%
Expected long-term return on plan assets	—	—
Rate of compensation increase	—	—

Assumed health care cost trend rates:

	December 31,
	2007	2006
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2012	2011

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligation	$23	$(23)

Cash Flows:

Contributions: The Bank expects to contribute $7,500 to its other post-retirement benefit plan in 2008.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Other Benefits
(Amounts in thousands)
2008	$8
2009	8
2010	10
2011	10
2012	12
2013-2017	66

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 10. Stock Compensation

Management recognition plan

Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, the Company purchased 43,608 shares and granted 37,065 shares of restricted stock on November 21, 2006. The shares were purchased by the Company at an average cost of $13.46 per share. These shares vest in equal installments over a five year period, with ownership of the shares transferring to the recipient upon vesting. The unamortized cost of shares not yet vested of $479,982 and $579,449 at December 31, 2007 and 2006, respectively, are reported as reductions of stockholders’ equity.

A summary of the status of the MRP stock awards is as follows:

Restricted Stock Awards at December 31, 2007	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	37,065	$13.46
Granted	—	—
Vested and transferred to recipients	(7,411)	13.46
Forfeited	—	—

Outstanding and non-vested at end of year	29,654	$13.46

Restricted Stock Awards at December 31, 2006	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	—	$—
Granted	37,065	13.46
Vested and transferred to recipients	—	—
Forfeited	—	—

Outstanding and non-vested at end of year	37,065	$13.46

The total compensation cost at December 31, 2007, related to non-vested shares not yet recognized was approximately $390,000 with an average expense recognition period of 2.5 years. The Company recognized compensation expense of approximately $99,500 and $7,600, and a deferred tax asset of approximately $7,900 and $600 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, 29,654 shares remain non-vested and are expected to be exercisable in accordance with their original terms.

Stock option plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of stock options to directors, officers, and employees. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, on November 21, 2006, the Company granted stock options to purchase 92,666 shares of the Company’s common stock, at an exercise price of $12.35 per share on November 21, 2006. The options become exercisable in equal installments over a five year period from the grant date. The options expire ten years from the grant date.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. The fair value of the options granted on November 21, 2006, was estimated at the grant date using the Black-Scholes model and the following assumptions:

Black-Scholes assumptions
Dividend rate	0.40%
Risk-free interest rate	4.58%
Expected time to exercise	7 years
Volatility	10.87%

A summary of the outstanding status of the RRP stock options is as follows:

Stock Options at December 31, 2007	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	92,666	$12.35	9.92 years	$24,093

Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of year	92,666	$12.35	8.90 years	$(101,933)

Exercisable at year end	18,531		8.90 years	$(20,384)

Stock Options at December 31, 2006	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—
Granted	92,666	12.35
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	92,666	$12.35	9.92 years	$24,093

Exercisable at year end	—	$—	—	$—

Weighted average fair value per option granted during the year		$3.26

A summary of the vesting status of the RRP stock options at December 31, 2007 is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Non-vested at beginning of year	92,666	$12.35
Granted	—	—
Vested	(18,531)	12.35
Forfeited	—	—

Non-vested at end of year	74,135	$12.35

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The total compensation cost at December 31, 2007, related to non-vested options not yet recognized was approximately $234,000 with an average expense recognition period of 2.5 years. The Company recognized compensation expense of approximately $60,000 and $5,000, and a deferred tax asset of approximately $4,800 and $400 for the years ended December 31, 2007 and 2006, respectively.

Note 11. Income Taxes

The Company and Bank file consolidated federal income tax returns on a calendar year basis.

Income tax expense is summarized as follows:

	Years Ended December 31,
	2007	2006
Federal:
Current	$1,043,405	$17,665
Deferred	135,652	218,840

	1,179,057	236,505

State:
Current	—	20,827
Deferred	156,745	(20,827)

	156,745	—

	$1,335,802	$236,505

The Company’s income tax expense differed from the maximum statutory federal rate of 35% for the years ended December 31, 2007 and 2006, as follows:

	Years Ended December 31,
	2007	2006
Expected income taxes	$1,240,781	$413,337
Income tax effect of:
Tax exempt interest	—	(2,402)
State taxes, net of federal tax benefit	101,884	—
Income taxed at lower rates	(35,451)	(11,810)
Other	28,588	(162,620)

	$1,335,802	$236,505

The components of the net deferred tax asset are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$235,096	$162,964
Net operating loss carryforwards	70,326	574,026
Net unrealized loss on securities available for sale	12,842	214,300
Employee benefit plans	628,790	539,535
Other	85,744	35,828

Deferred tax asset	$1,032,798	$1,526,653

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Retained earnings at December 31, 2007 include approximately $1,169,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $453,000 at December 31, 2007.

Illinois net operating loss carryforwards of approximately $1,460,000 as of December 31, 2007, which expire in 2015 and 2016, are available to offset future state taxable income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes that as of December 31, 2007 and 2006, the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Total Risk-Based Capital (to Risk Weighted Assets)	$21,310,997	17.15%	$9,940,561	8.00%	$12,425,701	10.00%
Tier I Capital (to Risk Weighted Assets)	$20,705,547	16.66%	$4,970,280	4.00%	$7,455,421	6.00%
Tier I Capital (to Adjusted Total Assets)	$20,705,547	10.02%	$8,268,090	4.00%	$10,335,112	5.00%
Tangible Capital (to Adjusted Total Assets)	$20,705,547	10.02%	$3,100,534	1.50%	N/A	N/A
December 31, 2006:
Total Risk-Based Capital (to Risk Weighted Assets)	$17,994,829	16.30%	$8,831,920	8.00%	$11,039,900	10.00%
Tier I Capital (to Risk Weighted Assets)	$17,575,144	15.92%	$4,415,960	4.00%	$6,623,940	6.00%
Tier I Capital (to Adjusted Total Assets)	$17,575,144	8.59%	$8,180,600	4.00%	$10,225,750	5.00%
Tangible Capital (to Adjusted Total Assets)	$17,575,144	8.59%	$3,067,725	1.50%	N/A	N/A

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 13. Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse affect on the financial position of the Bank.

The Company’s mutual holding company waived its share of dividends declared by the Company amounting to $244,740 for each of the years ended December 31, 2007 and 2006, respectively.

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

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Variable rate	Fixed rate	Total	Range of rates on fixed rate commitments
As of December 31, 2007:
Commitments to originate loans	$210,700	$518,984	$729,684	7.25%-8.50%
Unfunded commitments on construction loans	2,866,963	395,450	3,262,413	6.875%-7.25%
Unfunded commitments under lines of credit	8,255,429	—	8,255,429	—

	11,333,092	914,434	12,247,526
Standby letters of credit	67,063	—	67,063	—

	$11,400,155	$914,434	$12,314,589

As of December 31, 2006:
Commitments to originate loans	$2,708,996	$420,523	$3,129,519	6.75%-8.00%
Unfunded commitments on construction loans	2,845,525	1,049,632	3,895,157	6.25%-7.25%
Unfunded commitments under lines of credit	9,120,052	—	9,120,052	—

	14,674,573	1,470,155	16,144,728
Standby letters of credit	1,809,260	29,600	1,838,860	7.00%-7.25%

	$16,483,833	$1,499,755	$17,983,588

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

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

Accrued Interest Receivable and Payable: The carrying amounts of accrued interest receivable and payable approximate fair values.

Mortgage Servicing Rights: The carrying amounts of these rights approximate their fair values.

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2007 and 2006, these items are immaterial in nature.

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$7,585,237	$7,585,237	$10,414,312	$10,414,312
Securities	29,346,067	29,331,534	40,366,083	40,354,527
Accrued interest receivable	1,055,328	1,055,328	947,613	947,613
Loans	157,702,260	157,499,000	142,536,815	141,103,000
Mortgage servicing rights	104,077	104,077	102,155	102,155
Financial Liabilities:
Deposits	183,081,619	184,319,000	182,856,756	182,300,000
Accrued interest payable	132,746	132,746	138,630	138,630

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

Note 15. Condensed Parent Only Financial Statements

	December 31,
	2007	2006
Statements of financial condition
Assets:
Interest bearing deposits	$58,967	$437,947
Equity in net assets of Ottawa Savings Bank	21,258,009	18,436,145
Other assets	640,310	675,537

Total assets	$21,957,286	$19,549,629

Liabilities and stockholders’ equity:
Liabilities	$—	$—

Redeemable common stock in ESOP plan	171,709	128,307

Stockholders’ Equity	21,785,577	19,421,322

Total Liabilities and stockholders’ equity	$21,957,286	$19,549,629

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

	Years ended December 31,
	2007	2006
Statements of income
Equity in net income of subsidiary	$2,209,711	$945,804
Interest income	59,413	70,404

Operating income	2,269,124	1,016,208
Other expenses	64,838	70,117

Income before income tax benefit	2,204,286	946,091
Income tax (benefit) expense	(5,000)	1,634

Net income	$2,209,286	$944,457

	Years ended December 31,
	2007	2006
Statements of cash flows
Operating activities:
Net income	$2,209,286	$944,457
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (less than) net income of subsidiary	(2,209,711)	(945,804)

Net cash used in operating activities	(425)	(1,347)

Investing activities:
Payments received on ESOP note receivable	35,227	33,155

Net cash provided by investing activities	35,227	33,155

Financing activities:
Cash dividends paid	(185,782)	(200,242)
Purchase of treasury stock	(228,000)	—

Net cash used in financing activities	(413,782)	(200,242)

Net decrease in cash and cash equivalents	(378,980)	(168,434)
Cash and cash equivalents:
Beginning of period	437,947	606,381

End of period	$58,967	$437,947

Supplemental Schedule of Noncash Investing and Financing Activities
Liability due to the recording of ESOP put options	$43,402	$128,307
Purchase of MRP shares	—	587,002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.

Date: March 19, 2008	By:	/s/ GARY OCEPEK
Gary Ocepek President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ GARY OCEPEK Gary Ocepek	President, Chief Executive Officer and Director (principal executive officer)	March 19, 2008

/S/ JON KRANOV Jon Kranov	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 19, 2008

/s/ JAMES A. FERRERO James A. Ferrero	Director	March 19, 2008

/S/ KEITH JOHNSON Keith Johnson	Director	March 19, 2008

/s/ ARTHUR C. MUELLER Arthur C. Mueller	Director	March 19, 2008

/S/ DANIEL J. REYNOLDS Daniel J. Reynolds	Director	March 19, 2008

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1	Ottawa Savings Bank Employee Stock Ownership Plan and Trust Agreement, (incorporated by reference to Exhibit 10.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.2	ESOP Loan Documents, (incorporated by reference to Exhibit 10.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

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

10.6	Ottawa Savings Bancorp, Inc. Director Emeritus Plan, (incorporated by reference to Exhibit 10.6 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.7	Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

10.8	Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.9	Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)

10.10	Amendment to Ottawa Savings Bank, Inc. Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

10.11	Salary Continuation Agreement between Ottawa Savings Bank and Gary L. Ocepek, (incorporated by reference to Exhibit 10.1 to Company’s Form 10-QSB, No. 000-51367, filed November 9, 2007)

10.12	Salary Continuation Agreement between Ottawa Savings Bank and Jon L. Kranov, (incorporated by reference to Exhibit 10.1 to Company’s Form 10-QSB, No. 000-51367, filed November 9, 2007)

10.13	Salary Continuation Agreement between Ottawa Savings Bank and Philip B. Devermann, (incorporated by reference to Exhibit 10.1 to Company’s Form 10-QSB, No. 000-51367, filed November 9, 2007)

Exhibit No.	Description of Exhibit

11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Company’s 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2007)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company’s 2005 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2006)

23.1	Consent of McGladrey and Pullen, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications