Form 10-Q
period 2008-03-31
Ottawa Savings Bancorp, Inc.
filed 2008-05-13
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 000-51367

OTTAWA SAVINGS BANCORP, INC.

(Exact name of registrant as specified in its charter)

United States	20-3074627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

925 LaSalle Street

Ottawa, Illinois 61350

(Address of principal executive offices)

(815) 433-2525

(Registrant’s telephone number including area code)

Not Applicable

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 12, 2008
Common Stock, $0.01 par value	2,130,211

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2008

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$3,021,684	$2,469,629
Interest bearing deposits	7,682,447	5,115,608

Total cash and cash equivalents	10,704,131	7,585,237
Securities held to maturity (fair value of $939,545 and $961,861 at March 31, 2008 and December 31, 2007, respectively)	946,378	976,394
Securities available for sale	24,839,280	25,834,721
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $529,868 and $605,450 at March 31, 2008 and December 31, 2007, respectively	157,975,818	157,702,260
Loans held for sale	178,409	—
Premises and equipment, net	7,689,300	7,755,284
Accrued interest receivable	959,915	1,055,328
Mortgage servicing rights	107,830	104,077
Foreclosed real estate	249,154	108,159
Deferred tax asset	863,699	1,032,798
Cash value of life insurance	1,421,422	1,405,380
Other assets	1,189,699	1,219,086

Total assets	$209,659,987	$207,313,676

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,579,572	$2,626,967
Interest bearing	182,600,016	180,454,652

Total deposits	185,179,588	183,081,619
Accrued interest payable	167,218	132,746
Other liabilities	2,241,459	2,142,025

Total liabilities	187,588,265	185,356,390

Commitments and contingencies
Redeemable common stock held by ESOP plan	181,885	171,709

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,624,655	8,607,615
Retained earnings	14,792,437	14,670,844
Unallocated ESOP shares	(597,793)	(610,512)
Unearned MRP shares	(454,287)	(479,982)
Accumulated other comprehensive income (loss)	177,711	(24,928)

	22,564,972	22,185,286
Less:
Treasury Shares at cost, 44,500 shares at March 31, 2008 and 21,000 shares at December 31, 2007	(493,250)	(228,000)
Maximum cash obligation related to ESOP shares	(181,885)	(171,709)

Total Stockholders’ Equity	21,889,837	21,785,577

Total liabilities and stockholders’ equity	$209,659,987	$207,313,676

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Income

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Interest and dividend income:
Interest and fees on loans	$2,545,798	$2,350,491
Securities:
Mortgage-backed and related securities	242,195	272,418
U.S. agency securities	78,724	197,557
Dividends on non-marketable equity securities	—	25,943
Interest-bearing deposits	48,938	101,310

Total interest and dividend income	2,915,655	2,947,719

Interest expense:
Deposits	1,867,679	1,883,256

Total interest expense	1,867,679	1,883,256

Net interest income	1,047,976	1,064,463
Provision for loan losses	(17,578)	(1,181,160)

Net interest income after provision for loan losses	1,065,554	2,245,623

Other income:
Gain on sale of securities available for sale	4,659	110
Gain on sale of loans	10,825	3,259
Origination of mortgage servicing rights, net of amortization	3,753	1,742
Loss on sale of OREO	(8,831)	—
Loss on sale of repossessed assets	(10,157)	—
Customer service fees	57,962	51,105
Income on bank owned life insurance	16,042	—
Other	18,845	7,587

Total other income	93,098	63,803

Other expenses:
Salaries and employee benefits	418,140	378,284
Directors fees	21,079	21,161
Occupancy	118,264	105,911
Deposit insurance premium	5,252	5,150
Legal and professional services	73,166	54,034
Data processing	90,659	67,960
Other	123,321	118,796

Total other expenses	849,881	751,296

Income before income taxes	308,771	1,558,130
Income tax expense	140,170	567,061

Net income	$168,601	$991,069

Basic earnings per share	$0.08	$0.47

Diluted earnings per share	$0.08	$0.47

Dividends per share	$0.05	$0.05

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Comprehensive income:
Net income	$168,601	$991,069
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale arising during period, net of income taxes	199,564	101,977
Reclassification adjustment for gains included in net income, net of tax expense	3,075	73

Comprehensive income	$371,240	$1,093,119

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net income	$168,601	$991,069
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	65,984	69,546
Provision for loan losses	(17,578)	(1,181,160)
Provision for deferred income taxes	64,709	545,832
Net amortization of premiums and discounts on securities	2,533	2,721
Gain on sale of available for sale securities	(4,659)	(110)
Origination of mortgage loans held for sale	(1,126,012)	(710,643)
Proceeds from sale of mortgage loans held for sale	958,428	479,298
Gain on sale of loans, net	(10,825)	(3,259)
Origination of mortgage servicing rights, net of amortization	(3,753)	(1,742)
Loss on sale of foreclosed real estate	8,831	—
Loss on sale of repossessed assets	10,157	—
ESOP compensation expense	14,203	16,959
MRP compensation expense	25,695	25,377
Compensation expense on stock options	15,556	14,951
Change in assets and liabilities:
Decrease in accrued interest receivable	95,413	13,579
Increase in cash value of life insurance	(16,042)	—
Increase in other assets	(9,813)	(38,379)
Increase (decrease) in accrued interest payable and other liabilities	133,906	(475,088)

Net cash provided by (used in) operating activities	375,334	(251,049)

Cash Flows from Investing Activities
Securities available for sale:
Purchases	—	(4,466,691)
Sales, calls, maturities and paydowns	1,305,145	3,230,797
Securities held to maturity:
Maturities and paydowns	29,467	49,491
Net increase in loans	(451,406)	(1,592,420)
Proceeds from sale of foreclosed real estate	15,000	—
Proceeds from sale of repossessed assets	59,643	2,500
Purchase of premises and equipment	—	(65,469)
Purchase of non-marketable equity securities	—	(137,970)

Net cash provided by (used in) investing activities	957,849	(2,979,762)

Cash Flows from Financing Activities
Net increase in deposits	2,097,969	2,650,235
Cash dividends paid	(47,008)	(46,455)
Purchase of treasury stock	(265,250)	—

Net cash provided by financing activities	1,785,711	2,603,780

Net increase (decrease) in cash and cash equivalents	3,118,894	(627,031)
Cash and cash equivalents:
Beginning	7,585,237	10,414,312

Ending	$10,704,131	$9,787,281

(Continued)

See accompanying notes to these unaudited consolidated financial statements

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,833,207	$1,850,491
Income taxes, net of refunds received	132,246	43,750
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	192,826	—
Other assets acquired in settlement of loans	30,600	32,500
Sale of foreclosed real estate through loan origination	28,000	—
Liability due to the recording of ESOP put options	10,176	23,336

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2007. Certain amounts in the accompanying financial statements and footnotes for 2007 have been reclassified with no effect on net income to be consistent with the 2008 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2008, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Form 10-KSB filed with the Securities and Exchange Commission in March 2008.

NOTE 4 – CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or income to be critical accounting policies. We consider the allowance for loan losses, to be our critical accounting policy.

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

	Three Months ended March 31,
	2008	2007
Net income available to common stockholders	$168,601	$991,069

Basic potential common shares:
Weighted average shares outstanding	2,192,944	2,224,911
Weighted average unallocated Employee Stock Ownership Plan shares	(60,613)	(65,701)
Weighted average unvested MRP shares	(36,197)	(43,608)

Basic weighted average shares outstanding	2,096,134	2,115,602
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	3,285	6,880
Weighted average RRP options outstanding	—	—

Dilutive weighted average shares outstanding	2,099,419	2,122,482

Basic earnings per share	$0.08	$0.47

Diluted earnings per share	$0.08	$0.47

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (“EPS”) computations. Dividends on allocated ESOP shares reduce retained earnings, and dividends on unallocated ESOP shares reduce accrued interest.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At March 31, 2008, 16,535 shares at a fair value of $11.00 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the plan:

	March 31, 2008	December 31, 2007
Shares allocated	16,535	15,263
Unallocated shares	59,779	61,051

Total ESOP shares	76,314	76,314

Fair value of unallocated shares	$657,569	$686,824

NOTE 7 – INVESTMENT SECURITIES

The following table reflects securities with gross unrealized losses at March 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
Debt securities:
Mortgage-backed securities	$864,429	$17,035	$6,179,938	$67,189	$7,044,367	$84,224

Securities Held to Maturity
Mortgage-backed securities	$40,712	$64	$544,727	$12,396	$585,439	$12,460

The unrealized losses at March 31, 2008, relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At March 31, 2008	At December 31, 2007
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	16,931	53,787

Total impaired loans	$16,931	$53,787

Valuation allowance related to impaired loans	$16,931	$53,787

Total non-accrual loans	$2,247,909	$2,551,092

Total loans past due ninety days or more and still accruing	$174,130	$352,923

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

On the basis of management’s review of its assets at March 31, 2008 and December 31, 2007, we had classified $998,000 and $729,000, respectively, of our assets as special mention, $1,121,000 and $1,216,000, respectively, of our assets as substandard, and $2,400 and $1,600, respectively, of our assets as doubtful.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

Following is a summary of activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	2008	2007
Balance at beginning of year	$605,450	$419,685
Provision credited to income	(17,578)	(1,181,160)
Loans charged off	(58,123)	(6,495)
Recoveries of loans previously charged off	119	1,184,193

Balance at end of period	$529,868	$416,223

NOTE 9 – STOCK COMPENSATION

The total stock-based compensation expense was approximately $41,000 and $40,000, respectively, for the three months ended March 31, 2008 and 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligible date, if earlier. For the three months ended March 31, 2008 and 2007, the Company did not grant additional options or shares under the Management Recognition Plan.

NOTE 10 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The adoption of this standard only resulted in additional disclosure requirements and had no impact on the Company’s financial condition or results of operation. See NOTE 12 – FAIR VALUE DISCLOSURE of the unaudited consolidated financial statements for further information regarding the fair value of the Company’s financial instruments.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial condition or results of operations. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

NOTE 12 – FAIR VALUE DISCLOSURE

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available for Sale

Securities classified as available for sale are recorded at fair value on a recurring basis utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds terms and conditions, among other things.

Loans Held for Sale

The loans held for sale are recorded at the lower of cost or market value on a non-recurring basis using Level 2 inputs. The fair value of loans held for sale is based on the contractual value of the loans committed to be sold.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as non-recurring Level 3.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at March 31, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
Securities available for sale	$—	$24,839,280	$—	$24,839,280

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at March 31, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
Loans held for sale	$—	$178,409	$—	$178,409
Foreclosed assets		273,254		273,254

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Ottawa Savings Bancorp, Inc. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2008, to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

In December 2004, we received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in non-residential real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. As of March 31, 2008, all of the foregoing loans are performing according to their terms. Although we have retained certain unsecured claims against the CLC Creditors Trust, we have charged-off the remaining $9.5 million of our investment in the CLC loan participations. In October 2005, March 2006, March 2007, June 2007 and October 2007, the Company received and recorded as recoveries, distributions of $190,000, $1.3 million, $1.2 million, $902,000, and $281,000, respectively, from the CLC Creditors Trust on previously charged-off loan participations with CLC. These settlements were recorded as recoveries to the allowance for loan losses.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND DECEMBER 31, 2007

The Company’s total assets increased $2.3 million, or 1.13%, to $209.7 million at March 31, 2008, from $207.3 million at December 31, 2007. The increase reflects an increase in cash and cash equivalents of $3.1 million, an increase in loans of $274,000, an increase in loans held for sale of $178,000, offset by decreases in securities available for sale of $995,000, accrued interest receivable $95,000, and deferred tax assets of $169,000.

Cash and cash equivalents increased $3.1 million, or 41.12%, to $10.7 million at March 31, 2008, from $7.6 million at December 31, 2007. The increase in cash and cash equivalents is primarily due to funds received as deposits and by maturities and pay-downs of securities available for sale.

Securities available for sale decreased $995,000, or 3.85%, to $24.8 million at March 31, 2008, from $25.8 million at December 31, 2007. The decrease was primarily the result of sales, maturities, and pay-downs of $1.3 million, offset by a $307,000 increase in market value.

Accrued interest receivable decreased $95,000, or 9.04%, to $960,000 at March 31, 2008, from $1.1 million at December 31, 2007. The decrease was primarily due to a decrease in accrued interest on loans of $33,000, due to lower interest rates, and an increase in the reserve for uncollected interest on non-accrual loans of $32,000. Additionally, accrued interest on securities decreased $30,000, due to decreased market rates and portfolio balance.

Loans increased $274,000, or 0.17%, to $158.0 million at March 31, 2008, from $157.7 million at December 31, 2007. The slight increase in loans was primarily due to the origination of 1-4 family loans and consumer loans, and the origination and the purchase of multi-family loans, offset by pay-offs and principal reductions on lines of credit, non-residential real estate, commercial and construction loans.

The deferred tax asset decreased $169,000, or 16.37%, to $864,000 at March 31, 2008, from $1.0 million at December 31, 2007. The decrease is primarily due to a decrease of $104,000 in deferred taxes on unrealized gains on available for sale securities, and tax carry-forwards from prior year losses applied against current income taxes.

Total deposits increased $2.1 million, or 1.15%, to $185.2 million at March 31, 2008, from $183.1 million at December 31, 2007. The increase reflects the addition of new accounts and deposits to existing accounts, offset by a slight decrease in non-interest bearing checking accounts.

Other liabilities increased $99,000, or 4.64%, to $2.2 million at March 31, 2008, from $2.1 million at December 31, 2007. The increase was due to increases in escrow payable of $143,000, property taxes of $18,000, SERP expenses of $31,000, and accrued retirement payments payable of $30,000. The increase was offset by decreases in federal taxes payable of $57,000 due to lower pre-tax income, and the absence of the $50,000 accrual for employee incentives. The increase in retirement payments payable is due to continued but decreased accruals for the defined benefit plan, which was terminated effective April 1, 2007, in anticipation of overall costs associated with withdrawing from the defined benefit plan and the absence of quarterly payments to fund the defined benefit plan.

Equity increased $104,000, or 0.48%, to $21.9 million at March 31, 2008, from $21.8 million at December 31, 2007. The increase in equity reflects net income for the three months ended March 31, 2008, of approximately $169,000 and an increase in other comprehensive income, net of taxes of $202,000, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $47,000 paid to stockholders and the purchase of 23,500 treasury shares for $265,250. The remaining changes to equity include increases of $55,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, offset by a decrease to equity of $10,000 to increase the cash obligation related to redeemable common stock held by the ESOP.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Net Income. The Company had net income of $169,000 for the three months ended March 31, 2008, compared to net income of $991,000 for the three months ended March 31, 2007.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,546	$2,351	$195	8.29%
Securities:
Mortgage-backed and related securities	242	272	(30)	(11.03)
U.S. agency securities	79	198	(119)	(60.10)
Non-marketable equity securities	—	26	(26)	(100.00)
Interest-bearing deposits	49	101	(52)	(51.49)

Total interest and dividend income	2,916	2,948	(32)	(1.09)

Interest expense:
Deposits	1,868	1,883	(15)	(0.80)

Total interest expense	1,868	1,883	(15)	(0.80)

Net interest income	$1,048	$1,065	$(17)	(1.60)%

The following table summarizes average balances and annualized average yield or cost of funds for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$26,252	$321	4.89%	$38,995	$470	4.82%
Loans receivable, net (1)	159,563	2,546	6.38%	143,866	2,351	6.54%
Non-marketable equity securities	2,536	—	—	2,536	26	4.10%
Other investments	6,421	49	3.05%	8,481	101	4.76%

Total interest-earning assets	194,772	2,916	5.99%	193,878	2,948	6.08%
Interest-bearing liabilities
Money Market accounts	$8,467	$50	2.34%	$8,929	$52	2.33%
Passbook accounts	11,370	14	0.49%	10,874	14	0.51%
Certificates of Deposit accounts	152,733	1,791	4.69%	154,114	1,804	4.68%
Checking	9,288	13	0.57%	8,990	13	0.58%

Total interest-bearing liabilities	181,858	1,868	4.11%	182,907	1,883	4.12%

NET INTEREST INCOME		$1,048			$1,065

NET INTEREST RATE SPREAD (2)			1.88%			1.96%

NET INTEREST MARGIN (3)			2.15%			2.20%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.10%			106.00%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents annualized net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in average balances due to rate and volume for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31, 2008 COMPARED TO 2007 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$(156)	$7	$(149)
Loans receivable, net	250	(55)	195
Non-marketable equity securities	—	(26)	(26)
Other investments	(16)	(36)	(52)

Total interest-earning assets	$78	$(110)	$(32)

Interest expense on
Money Market accounts	$(2)	$—	$(2)
Passbook accounts	1	(1)	—
Certificates of Deposit accounts	(16)	3	(13)
Checking	—	—	—

Total interest-bearing liabilities	(17)	2	(15)

Change in net interest income	$95	$(112)	$(17)

Net interest income decreased $17,000, or 1.55%, to $1.0 million for the three months ended March 31, 2008, from $1.1 million for the three months ended March 31, 2007. Interest and dividend income decreased slightly due to a decrease in the average yield on interest earning assets to 5.99% from 6.08% due to decreased market rates, offset by an increase of $894,000 in average interest earning assets to $194.8 million from $193.9 million for the three months ended March 31, 2008, compared to the same period in 2007. Interest expense decreased due to a decrease of $1.0 million in average interest bearing liabilities, and a minimal decrease in the average cost of interest bearing liabilities to 4.11% from 4.12% for the three months ended March 31, 2008, compared to the same period in 2007. The decrease in average interest bearing liabilities reflects decreased balances in these accounts at the beginning of the quarter offset by an overall increase in interest-bearing liabilities late in the quarter ended March 31, 2008, compared to the same period in 2007.

Provision for Loan Losses. Management recorded a negative loan loss provision of $18,000 for the three months ended March 31, 2008, compared to a negative provision of $1.2 million for the three months ended March 31, 2007. The greater negative loss provision recorded in 2007 compared to 2008 was primarily due to recoveries from the CLC Creditors Trust on previously charged off loans. Based on a general review of the loans that were in the loan portfolio at March 31, 2008, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended March 31, 2008 and 2007.

	2008	2007	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities available for sale	$5	$—	$5	100.00%
Gain on sale of loans	11	3	8	266.67
Amortization of mortgage servicing rights, net of originations	4	2	2	100.00
Loss on sale of foreclosed real estate	(9)	—	(9)	(100.00)
Loss on sale of repossessed assets	(10)	—	(10)	(100.00)
Customer service fees	58	51	7	13.73
Income on bank owned life insurance	16	—	16	100.00
Other	18	8	10	125.00

Total other income	$93	$64	$29	45.31%

The increase in total other income was primarily due to income on bank owned life insurance, increased customer service fees generated by ATM usage and overdrafts, and an increase in rental income due to the rental of office space for the entire period in 2008 as compared to only March of 2007. The increases were offset by losses on the sale of foreclosed real estate and repossessed assets.

Other Expenses. The following table summarizes other expenses for the three months ended March 31, 2008 and 2007.

	2008	2007	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$418	$378	$40	10.58%
Directors fees	21	21	—	—
Occupancy	118	106	12	11.32
Deposit insurance premium	5	5	—	—
Legal and professional services	73	54	19	35.19
Data processing	91	68	23	33.82
Other	124	119	5	4.20

Total other expenses	$850	$751	$99	13.18%

Efficiency ratio (1)	74.48%	66.59%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to an increase in salaries and employee benefits of $40,000 for the period ending March 31, 2008, as compared to the same period in 2007. The increase was due to the addition of expenses related to the SERP plan and increases in employee salaries and retirement compensation, offset by decreased insurance costs. Legal and professional costs increased in part due to expenses related to the implementation and testing of policies and procedures for Sarbanes-Oxley compliance.

Income Taxes. Income tax expense was $140,000 for the three months ended March 31, 2008, compared to $567,000 for the same period in 2007. The income tax expense is a direct result of the pre-tax income for the applicable period.

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

At March 31, 2008 the Bank had outstanding commitments to originate $2.7 million in loans, unfunded lines of credit of $8.7 million, unfunded commitments on construction loans of $2.5 million, and unfunded standby letters of credit of $67,000. In addition, as of March 31, 2008, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $131.3 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of March 31, 2008, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20% of our capital stock in the FHLB. There were no Federal Home Loan Bank advances outstanding at March 31, 2008.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at March 31, 2008 of 9.51%, 16.03% and 16.46%, respectively, and with ratios at December 31, 2007 of 10.02%, 16.66% and 17.15%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months ended March 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable as the Company is a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

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

In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1. Description of Business—Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. As of March 31, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-KSB. However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date:	May 12, 2008	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2008	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)