Form 10-Q
period 2008-06-30
Ottawa Savings Bancorp, Inc.
filed 2008-08-13
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

(815) 433-2525

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 13, 2008
Common Stock, $0.01 par value	2,124,791

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2008

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$1,879,497	$2,469,629
Interest bearing deposits	5,212,421	5,115,608

Total cash and cash equivalents	7,091,918	7,585,237
Securities held to maturity (fair value of $890,664 and $961,861 at June 30, 2008 and December 31, 2007, respectively)	900,062	976,394
Securities available for sale	28,566,785	25,834,721
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $570,434 and $605,450 at June 30, 2008 and December 31, 2007, respectively	157,238,331	157,702,260
Premises and equipment, net	7,625,787	7,755,284
Accrued interest receivable	957,452	1,055,328
Mortgage servicing rights	109,788	104,077
Foreclosed real estate	144,140	108,159
Deferred tax asset	1,116,041	1,032,798
Cash value of life insurance	1,436,579	1,405,380
Other assets	1,306,786	1,219,086

Total assets	$209,028,621	$207,313,676

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,416,329	$2,626,967
Interest bearing	182,880,830	180,454,652

Total deposits	185,297,159	183,081,619
Accrued interest payable	194,273	132,746
Other liabilities	2,209,424	2,142,025

Total liabilities	187,700,856	185,356,390

Commitments and contingencies
Redeemable common stock held by ESOP plan	218,136	171,709

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,642,255	8,607,615
Retained earnings	15,010,296	14,670,844
Unallocated ESOP shares	(585,074)	(610,512)
Unearned MRP shares	(429,590)	(479,982)
Accumulated other comprehensive loss	(171,681)	(24,928)

	22,488,455	22,185,286
Less:
Treasury shares at cost, 100,120 shares at June 30, 2008 and 21,000 shares at December 31, 2007	(1,160,690)	(228,000)
Maximum cash obligation related to ESOP shares	(218,136)	(171,709)

Total Stockholders’ Equity	21,109,629	21,785,577

Total liabilities and stockholders’ equity	$209,028,621	$207,313,676

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Income

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$2,522,545	$2,479,196	$5,068,342	$4,829,687
Securities:
Mortgage-backed and related securities	233,497	268,817	475,692	541,234
U.S. agency securities	73,347	215,175	152,071	412,732
Dividends on non-marketable equity securities	—	16,204	—	42,147
Interest-bearing deposits	40,937	82,915	89,873	184,225

Total interest and dividend income	2,870,326	3,062,307	5,785,978	6,010,025

Interest expense:
Deposits	1,732,931	1,931,576	3,600,610	3,814,832

Total interest expense	1,732,931	1,931,576	3,600,610	3,814,832

Net interest income	1,137,395	1,130,731	2,185,368	2,195,193
Provision for loan losses	51,013	(861,460)	33,435	(2,042,620)

Net interest income after provision for loan losses	1,086,382	1,992,191	2,151,933	4,237,813

Other income:
Gain on sale of securities available for sale	54,220	—	58,879	110
Gain on sale of loans	28,693	14,003	39,518	17,262
Origination of mortgage servicing rights, net of amortization	1,958	(2,395)	5,712	(653)
Gain (loss) on sale of foreclosed real estate	163	—	(8,668)	—
Loss on sale of repossessed assets	—	—	(10,157)	—
Customer service fees	62,005	57,240	119,967	108,346
Income on bank owned life insurance	15,157	—	31,199	—
Other	8,034	6,969	26,879	14,555

Total other income	170,230	75,817	263,329	139,620

Other expenses:
Salaries and employee benefits	451,603	451,882	869,743	830,166
Directors fees	21,079	21,161	42,157	42,321
Occupancy	122,418	134,622	240,681	240,533
Deposit insurance premium	5,142	5,519	10,394	10,669
Legal and professional services	64,255	49,181	137,421	103,215
Data processing	67,508	59,492	158,167	127,452
Other	171,218	134,292	294,540	253,088

Total other expenses	903,223	856,149	1,753,103	1,607,444

Income before income taxes	353,389	1,211,859	662,159	2,769,989
Income tax expense	95,331	470,918	235,500	1,037,978

Net income	$258,058	$740,941	$426,659	$1,732,011

Basic earnings per share	$0.13	$0.35	$0.21	$0.82

Diluted earnings per share	$0.13	$0.35	$0.21	$0.82

Dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Comprehensive income (loss):
Net income	$258,058	$740,941	$426,659	$1,732,011
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale arising during period, net of income taxes	(385,177)	(346,304)	(185,613)	(244,181)
Reclassification adjustment for gains (losses) included in net income, net of tax expense	35,785	—	38,860	(73)

Comprehensive income (loss)	$(91,334)	$394,637	$279,906	$1,487,757

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net income	$426,659	$1,732,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	131,968	136,270
Provision for loan losses	33,435	(2,042,620)
Provision for deferred income taxes	(7,643)	378,431
Net amortization of premiums and discounts on securities	5,503	9,152
Gain on sale of available for sale securities	(58,879)	(110)
Origination of mortgage loans held for sale	(1,846,992)	(1,388,006)
Proceeds from sale of mortgage loans held for sale	1,886,510	1,203,289
Gain on sale of loans, net	(39,518)	(17,262)
Origination of mortgage servicing rights, net of amortization	(5,712)	653
Loss on sale of foreclosed real estate	8,668	—
Loss on sale of repossessed assets	10,157	—
ESOP compensation expense	29,572	32,985
MRP compensation expense	50,392	50,073
Compensation expense on stock options	30,506	29,902
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	97,876	(107,388)
Increase in cash value of life insurance	(31,199)	—
Increase in other assets	(108,399)	(52,706)
Increase (decrease) in accrued interest payable and other liabilities	128,926	(160,639)

Net cash provided by (used in) operating activities	741,830	(195,965)

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(8,601,223)	(5,466,691)
Sales, calls, maturities and paydowns	5,701,505	4,215,176
Securities held to maturity:
Maturities and paydowns	75,009	128,898
Net decrease (increase) in loans	157,897	(9,847,864)
Proceeds from sale of foreclosed real estate	178,848	—
Proceeds from sale of repossessed assets	59,643	2,500
Purchase of premises and equipment	(2,471)	(129,034)
Purchase of non-marketable equity securities	—	(137,970)

Net cash used in investing activities	(2,430,792)	(11,234,985)

Cash Flows from Financing Activities
Net increase in deposits	2,215,540	5,395,432
Cash dividends paid	(87,207)	(92,908)
Purchase of treasury stock	(932,690)	—

Net cash provided by financing activities	1,195,643	5,302,524

Net decrease in cash and cash equivalents	(493,319)	(6,128,426)
Cash and cash equivalents:
Beginning	7,585,237	10,414,312

Ending	$7,091,918	$4,285,886

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$3,539,083	$3,799,624
Income taxes, net of refunds received	332,246	563,750
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	251,497	—
Other assets acquired in settlement of loans	49,100	31,539
Sale of foreclosed real estate through loan origination	28,000	—
Liability due to the recording of ESOP put options	46,427	27,501

See accompanying notes to these unaudited consolidated financial statements.

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

At June 30, 2008, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Form 10-KSB filed with the Securities and Exchange Commission in March 2008.

NOTE 4 – CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or income to be critical accounting policies. We consider the allowance for loan losses to be our critical accounting policy.

Allowance for Loan Losses. The allowance for loan losses is an amount necessary to absorb known or inherent losses that are both probable and reasonably estimable and is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Net income available to common stockholders	$258,058	$740,941	$426,659	$1,732,011

Basic potential common shares:
Weighted average shares outstanding	2,139,775	2,224,911	2,166,359	2,224,911
Weighted average unallocated Employee Stock Ownership Plan shares	(59,341)	(64,429)	(59,977)	(65,061)
Weighted average unvested MRP shares	(36,197)	(43,608)	(36,197)	(43,608)

Basic weighted average shares outstanding	2,044,237	2,116,874	2,070,185	2,116,242
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	6,933	—	6,149	—
Weighted average RRP options outstanding	—	—	—	—

Dilutive weighted average shares outstanding	2,051,170	2,116,874	2,076,334	2,116,242

Basic earnings per share	$0.13	$0.35	$0.21	$0.82

Diluted earnings per share	$0.13	$0.35	$0.21	$0.82

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At June 30, 2008, 17,807 shares at a fair value of $12.25 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the plan:

	June 30, 2008	December 31, 2007
Shares allocated	17,807	15,263
Unallocated shares	58,507	61,051

Total ESOP shares	76,314	76,314

Fair value of unallocated shares	$716,711	$686,824

NOTE 7 – INVESTMENT SECURITIES

The following table reflects securities with gross unrealized losses at June 30, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
Mortgage-backed securities	$10,268,097	$122,185	$5,745,164	$203,771	$16,013,261	$325,956

Securities Held to Maturity
Mortgage-backed securities	$58,904	$421	$513,388	$11,687	$572,292	$12,108

The unrealized losses at June 30, 2008, relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At June 30, 2008	At December 31, 2007
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	45,750	53,787

Total impaired loans	$45,750	$53,787

Valuation allowance related to impaired loans	$42,500	$53,787

Total non-accrual loans	$3,189,266	$2,551,092

Total loans past due ninety days or more and still accruing	$197,474	$352,923

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

On the basis of management’s review of its assets at June 30, 2008 and December 31, 2007, we classified $323,000 and $729,000, respectively, of our assets as special mention, $3,075,000 and $1,216,000, respectively, of our assets as substandard, and $1,500 and $1,600, respectively, of our assets as doubtful.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

Following is a summary of activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007.

	2008	2007
Balance at beginning of year	$605,450	$419,685
Provision charged (credited) to income	33,435	(2,042,620)
Loans charged off	(68,775)	(22,405)
Recoveries of loans previously charged off	324	2,086,726

Balance at end of period	$570,434	$441,386

NOTE 9 – STOCK COMPENSATION

The total stock-based compensation expense was approximately $80,000, for the six months ended June 30, 2008 and 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligible date, if earlier. For the six months ended June 30, 2008 and 2007, the Company did not grant additional options or shares under the Management Recognition Plan.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

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

NOTE 11 – FAIR VALUE DISCLOSURE

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at June 30, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
Securities available for sale	$—	$28,566,785	$—	$28,566,785

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at June 30, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
Loans held for sale	$—	$—	$—	$—
Foreclosed assets	—	186,740	—	186,740

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Ottawa Savings Bancorp, Inc. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2008, to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

In December 2004, we received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. As of June 30, 2008, all of the remaining loans are performing according to their terms. Although we have retained certain unsecured claims against the CLC Creditors Trust, we have charged-off the remaining $9.5 million of our investment in the CLC loan participations. During 2005, 2006, and 2007, the Company received and recorded as recoveries, distributions of $190,000, $1.3 million, and $2.4 million, respectively, from the CLC Creditors Trust on previously charged-off loan participations with CLC. These settlements were recorded as recoveries to the allowance for loan losses.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007

The Company's total assets increased $1.7 million, or 0.83%, to $209.0 million at June 30, 2008, from $207.3 million at December 31, 2007. The increase reflects an increase in securities available for sale of $2.7 million, an increase in other assets of $88,000, and an increase in deferred tax assets of $83,000. The increases are offset by a decrease in cash and cash equivalents of $493,000, a decrease in loans of $464,000, a decrease in premise and equipment of $130,000 due to depreciation, and a decrease in accrued interest receivable of $98,000.

Cash and cash equivalents decreased $493,000, or 6.50%, to $7.1 million at June 30, 2008, from $7.6 million at December 31, 2007. The decrease in cash and cash equivalents is primarily due to the purchase of securities available for sale, offset by funds received by sales, maturities and principal pay-downs of securities and by funds received as deposits.

Securities available for sale increased $2.7 million, or 10.58%, to $28.6 million at June 30, 2008, from $25.8 million at December 31, 2007. The increase was primarily the result of $8.6 million in purchases, offset by sales, maturities, and principal pay-downs of $5.7 million and a $222,000 decrease in the market values of the available for sale securities.

Accrued interest receivable decreased $98,000, or 9.27%, to $957,000 at June 30, 2008, from $1.1 million at December 31, 2007. The decrease was primarily due to a decrease in accrued interest on loans of $19,000 due to lower interest rates, and an increase in the reserve for uncollected interest on non-accrual loans of $44,000. Additionally, accrued interest on securities decreased $35,000 due to decreased market rates.

Loans decreased $464,000, or 0.29%, to $157.2 million at June 30, 2008, from $157.7 million at December 31, 2007. The slight decrease in loans was primarily due to pay-offs and principal reductions on non-residential real estate, commercial, and construction loans, offset by the origination of 1-4 family loans and the purchase of consumer auto loans.

The deferred tax asset increased $83,000, or 8.06%, to $1.1 million at June 30, 2008, from $1.0 million at December 31, 2007. The increase is due to an increase of $75,000 in deferred taxes on unrealized losses on available for sale securities, and an increase of $39,000 in deferred federal taxes, offset by a decrease of $31,000 in state tax carry-forwards from prior year losses applied against current income taxes.

Total deposits increased $2.2 million, or 1.21%, to $185.3 million at June 30, 2008, from $183.1 million at December 31, 2007. The increase reflects deposits to new and existing accounts, offset by slight decreases in certificate of deposit and non-interest bearing checking accounts.

Other liabilities increased $67,000, or 3.15%, to $2.2 million at June 30, 2008, from $2.1 million at December 31, 2007. The increase was due to increases in escrow payable of $48,000, SERP expenses of $62,000, accrued retirement payments payable of $48,000, exam and accounting expenses payable of $24,000, and data processing expenses payable of $27,000. The increases were offset by decreases in federal taxes payable of $89,000 due to lower pre-tax income, and the absence of the $50,000 accrual for employee incentives. The increase in retirement payments payable is due to continued but decreased accruals for the defined benefit plan, which was terminated effective April 1, 2007, in anticipation of overall costs associated with withdrawing from the defined benefit plan and the absence of quarterly payments to fund the defined benefit plan.

Equity decreased $676,000, or 3.10%, to $21.1 million at June 30, 2008, from $21.8 million at December 31, 2007. The decrease in equity reflects net income for the six months ended June 30, 2008, of approximately $427,000 and a decrease in other comprehensive income of $147,000, net of taxes, due to decreases in the market value of the available for sale securities portfolio, offset by dividends of $87,000 paid to stockholders and the purchase of 79,120 treasury shares for $933,000. The remaining changes to equity include increases of $110,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, offset by a decrease to equity of $46,000 to increase the cash obligation related to redeemable common stock held by the ESOP.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income. The Company had net income of $258,000 for the three months ended June 30, 2008, compared to net income of $741,000 for the three months ended June 30, 2007.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,523	$2,479	$44	1.77%
Securities:
Mortgage-backed and related securities	233	269	(36)	(13.38)
U.S. agency securities	73	215	(142)	(66.05)
Non-marketable equity securities	—	16	(16)	(100.00)
Interest-bearing deposits	41	83	(42)	(50.60)

Total interest and dividend income	2,870	3,062	(192)	(6.27)

Interest expense:
Deposits	1,733	1,931	(198)	(10.25)

Total interest expense	1,733	1,931	(198)	(10.25)

Net interest income	$1,137	$1,131	$6	0.53%

The following table summarizes average balances and annualized average yield or cost of funds for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$26,526	$306	4.63%	$38,943	$484	4.97%
Loans receivable, net (1)	157,766	2,523	6.39%	151,376	2,479	6.55%
Non-marketable equity securities	2,535	—	—	2,535	16	2.52%
Other investments	8,986	41	1.83%	4,343	83	7.64%

Total interest-earning assets	195,813	2,870	5.86%	197,197	3,062	6.21%
Interest-bearing liabilities
Money Market accounts	$12,286	$62	2.02%	$8,077	$50	2.48%
Passbook accounts	11,381	14	0.50%	11,784	14	0.48%
Certificates of Deposit accounts	149,806	1,644	4.39%	155,217	1,852	4.77%
Checking	9,145	13	0.57%	11,172	15	0.54%

Total interest-bearing liabilities	182,618	1,733	3.80%	186,250	1,931	4.15%

NET INTEREST INCOME		$1,137			$1,131

NET INTEREST RATE SPREAD (2)			2.06%			2.06%

NET INTEREST MARGIN (3)			2.32%			2.29%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.23%			105.88%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents annualized net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in average balances due to rate and volume for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30, 2008 COMPARED TO 2007 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$(143)	$(35)	$(178)
Loans receivable, net	102	(58)	44
Non-marketable equity securities	—	(16)	(16)
Other investments	21	(63)	(42)

Total interest-earning assets	$(20)	$(172)	$(192)

Interest expense on
Money Market accounts	$21	$(9)	$12
Passbook accounts	(1)	1	—
Certificates of Deposit accounts	(59)	(149)	(208)
Checking	(3)	1	(2)

Total interest-bearing liabilities	(42)	(156)	(198)

Change in net interest income	$22	$(16)	$6

Net interest income remained consistent with a modest increase of $6,000, or 0.59%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Interest and dividend income decreased $192,000, or 6.27%, to $2.9 million for the three months ended June 30, 2008, from $3.1 million for the three months ended June 30, 2007 due to a decrease in the average yield on interest earning assets to 5.86% from 6.21% due to decreased market rates and a decrease of $1.4 million in average interest earning assets to $195.8 million from $197.2 million for the three months ended June 30, 2008, compared to the same period in 2007. Interest expense decreased $198,000, or 10.28%, due to a decrease in the average cost of interest bearing liabilities to 3.80% from 4.15% due to a declining interest rate environment, and a decrease of $3.6 million in average interest bearing liabilities for the three months ended June 30, 2008, compared to the same period in 2007.

Provision for Loan Losses. Management recorded a loan loss provision of $51,000 for the three months ended June 30, 2008, compared to a negative provision of $861,000 for the three months ended June 30, 2007. The negative loss provision recorded in 2007 compared to 2008 was primarily due to recoveries from the CLC Creditors Trust on previously charged off loans. Based on a general review of the loans that were in the loan portfolio at June 30, 2008, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended June 30, 2008 and 2007.

	Three months ended June 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities available for sale	$54	$—	$54	100.00%
Gain on sale of loans	29	14	15	107.14
Amortization of mortgage servicing rights, net of originations	2	(2)	4	(200.00)
Customer service fees	62	57	5	8.77
Income on bank owned life insurance	15	—	15	100.00
Other	8	7	1	14.29

Total other income	$170	$76	$94	123.68%

The increase in total other income was primarily due to gains on the sale of available for sale securities, income on bank owned life insurance that was purchased in the fourth quarter of 2007, and increased activity in the origination and sale of loans originated for sale.

Other Expenses. The following table summarizes other expenses for the three months ended June 30, 2008 and 2007.

	Three months ended June 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$452	$452	$—	—%
Directors fees	21	21	—	—
Occupancy	122	135	(13)	(9.63)
Deposit insurance premium	5	6	(1)	(16.67)
Legal and professional services	64	49	15	30.61
Data processing	68	59	9	15.25
Other	171	134	37	27.61

Total other expenses	$903	$856	$47	5.49%

The increase in miscellaneous other expenses was primarily due to an increase in ATM fees of $14,000, of which approximately $8,000 was paid to change ATM processors. Additionally, bank service charges increased approximately $10,000 and the Company incurred $4,000 in expenses on foreclosed real estate. Legal and professional costs increased primarily due to increased costs incurred in maintaining compliance with various state and federal regulations.

Income Taxes. Income tax expense was $95,000 for the three months ended June 30, 2008, compared to $471,000 for the same period in 2007. The income tax expense is a direct result of the pre-tax income for the applicable period.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income. The Company had net income of $427,000 for the six months ended June 30, 2008, compared to net income of $1.7 million for the six months ended June 30, 2007.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$5,068	$4,830	$238	4.93%
Securities:
Mortgage-backed and related securities	476	541	(65)	(12.01)
U.S. agency securities	152	413	(261)	(63.20)
Non-marketable equity securities	—	42	(42)	(100.00)
Interest-bearing deposits	90	184	(94)	(51.09)

Total interest and dividend income	5,786	6,010	(224)	(3.73)

Interest expense:
Deposits	3,601	3,815	(214)	(5.61)

Total interest expense	3,601	3,815	(214)	(5.61)

Net interest income	$2,185	$2,195	$(10)	(0.46)%

The following table summarizes average balances and annualized average yield or cost of funds for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$26,526	$628	4.73%	$38,969	$954	4.90%
Loans receivable, net (1)	157,766	5,068	6.43%	147,621	4,830	6.54%
Non-marketable equity securities	2,535	—	—	2,535	42	3.33%
Other investments	8,986	90	2.00%	6,412	184	5.75%

Total interest-earning assets	195,813	5,786	5.91%	195,537	6,010	6.15%
Interest-bearing liabilities
Money Market accounts	$12,286	$112	1.82%	$8,503	$102	2.41%
Passbook accounts	11,381	28	0.50%	11,329	28	0.50%
Certificates of Deposit accounts	149,806	3,434	4.58%	154,665	3,657	4.73%
Checking	9,145	27	0.58%	10,081	28	0.55%

Total interest-bearing liabilities	182,618	3,601	3.94%	184,578	3,815	4.13%

NET INTEREST INCOME		$2,185			$2,195

NET INTEREST RATE SPREAD (2)			1.97%			2.02%

NET INTEREST MARGIN (3)			2.23%			2.25%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.23%			105.94%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents annualized net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in average balances due to rate and volume for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30, 2008 COMPARED TO 2007 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$(294)	$(32)	$(326)
Loans receivable, net	325	(87)	238
Non-marketable equity securities	—	(42)	(42)
Other investments	26	(120)	(94)

Total interest-earning assets	$57	$(281)	$(224)

Interest expense on
Money Market accounts	$34	$(25)	$9
Certificates of Deposit accounts	(111)	(111)	(222)
Checking	(3)	2	(1)

Total interest-bearing liabilities	(80)	(134)	(214)

Change in net interest income	$137	$(147)	$(10)

Net interest income decreased $10,000, or 0.45%, to $2.2 million for the six months ended June 30, 2008, from $2.2 million for the six months ended June 30, 2007. Interest and dividend income decreased $224,000, or 3.73%, to $5.8 million for the six months ended June 30, 2008, from $6.0 million for the six months ended June 30, 2007 due to a decrease in the average yield on interest earning assets to 5.91% from 6.15% due to decreased market rates, offset by an increase of $276,000 in average interest earning assets to $195.8 million from $195.5 million for the six months ended June 30, 2008, compared to the same period in 2007. Interest expense decreased $214,000, or 5.62%, due to a decrease in the average cost of interest bearing liabilities to 3.94% from 4.13% due to a declining interest rate environment, and a decrease of $2.0 million in average interest bearing liabilities for the six months ended June 30, 2008, compared to the same period in 2007.

Provision for Loan Losses. Management recorded a loan loss provision of $33,000 for the six months ended June 30, 2008, compared to a negative provision of $2.0 million for the six months ended June 30, 2007. The negative loss provision recorded in 2007 compared to 2008 was primarily due to recoveries from the CLC Creditors Trust on previously charged off loans. Based on a general review of the loans that were in the loan portfolio at June 30, 2008, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities available for sale	$59	$—	$59	100.00%
Gain on sale of loans	39	17	22	129.41
Amortization of mortgage servicing rights, net of originations	6	(1)	7	(700.00)
Loss on sale of foreclosed real estate	(9)	—	(9)	(100.00)
Loss on sale of repossessed assets	(10)	—	(10)	(100.00)
Customer service fees	120	108	12	11.11
Income on bank owned life insurance	31	—	31	100.00
Other	27	15	12	80.00

Total other income	$263	$139	$124	89.21%

The increase in total other income was primarily due to gains on the sale of available for sale securities, income on bank owned life insurance that was purchased in the fourth quarter of 2007, and increased activity in the origination and sale of loans originated for sale.

Other Expenses. The following table summarizes other expenses for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$870	$830	$40	4.82%
Directors fees	42	42	—	—
Occupancy	241	241	—	—
Deposit insurance premium	10	11	(1)	(9.09)
Legal and professional services	137	103	34	33.01
Data processing	158	127	31	24.41
Other	295	253	42	16.60

Total other expenses	$1,753	$1,607	$146	9.09%

The increase in salaries and employee benefits is primarily due to increases in the Company’s retirement expenses, offset by a decrease in insurance costs. Legal and professional costs increased primarily due to increased costs incurred in maintaining compliance with various state and federal regulations. The increase in miscellaneous other expenses was primarily due to an increase in ATM fees of $12,000, of which approximately $8,000 was paid to change ATM processors. Additionally, bank service charges increased approximately $19,000 and the Company incurred $8,000 in expenses on foreclosed real estate.

Income Taxes. Income tax expense was $235,000 for the six months ended June 30, 2008, compared to $1.0 million for the same period in 2007. The income tax expense is a direct result of the pre-tax income for the applicable period.

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

At June 30, 2008 the Bank had outstanding commitments to originate $3.3 million in loans, unfunded lines of credit of $8.1 million, unfunded commitments on construction loans of $2.5 million, and unfunded standby letters of credit of $148,000. In addition, as of June 30, 2008, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $112.4 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of June 30, 2008, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20% of our capital stock in the FHLB. There were no Federal Home Loan Bank advances outstanding at June 30, 2008.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at June 30, 2008 of 9.59%, 16.22% and 16.68%, respectively, compared to ratios at December 31, 2007 of 10.02%, 16.66% and 17.15%, respectively.

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

For the six months ended June 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1. Description of Business—Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. As of June 30, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-KSB. However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 8, 2008. At the meeting, two items were put to a vote of the shareholders. The shareholders voted to approve the ratification of McGladrey & Pullen LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2008. The shareholders also voted to approve the election of Gary Ocepek as director of the Company for a three year term.

The matters approved by the shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.	To ratify the selection of McGladrey & Pullen LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008:

FOR	WITHHELD	ABSTAIN
1,964,204	6,500	150

2.	For the election of one director of the Company:

	FOR	WITHHELD
Gary Ocepek	1,912,048	58,806

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 13, 2008	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2008	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)