Form 10-Q
period 2008-09-30
Ottawa Savings Bancorp, Inc.
filed 2008-11-14
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2008
Common Stock, $0.01 par value	2,124,791

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2008

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$2,394,033	$2,469,629
Interest bearing deposits	2,405,039	5,115,608

Total cash and cash equivalents	4,799,072	7,585,237
Securities held to maturity (fair value of $860,230 and $961,861 at September 30, 2008 and December 31, 2007, respectively)	869,679	976,394
Securities available for sale	28,608,193	25,834,721
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $530,926 and $605,450 at September 30, 2008 and December 31, 2007, respectively	157,185,999	157,702,260
Premises and equipment, net	7,559,804	7,755,284
Accrued interest receivable	1,075,242	1,055,328
Mortgage servicing rights	108,523	104,077
Foreclosed real estate	—	108,159
Deferred tax asset	1,053,119	1,032,798
Cash value of life insurance	1,451,630	1,405,380
Other assets	1,183,396	1,219,086

Total assets	$206,429,609	$207,313,676

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$1,946,873	$2,626,967
Interest bearing	180,352,726	180,454,652

Total deposits	182,299,599	183,081,619
Accrued interest payable	374,577	132,746
Other liabilities	1,998,818	2,142,025

Total liabilities	184,672,994	185,356,390

Commitments and contingencies
Redeemable common stock held by ESOP plan	200,330	171,709

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,658,160	8,607,615
Retained earnings	15,314,128	14,670,844
Unallocated ESOP shares	(572,355)	(610,512)
Unearned MRP shares	(404,893)	(479,982)
Accumulated other comprehensive loss	(99,984)	(24,928)

	22,917,305	22,185,286
Less:
Treasury shares at cost, 100,120 shares at September 30, 2008 and 21,000 shares at December 31, 2007	(1,160,690)	(228,000)
Maximum cash obligation related to ESOP shares	(200,330)	(171,709)

Total Stockholders’ Equity	21,556,285	21,785,577

Total liabilities and stockholders’ equity	$206,429,609	$207,313,676

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$2,506,505	$2,598,251	$7,574,847	$7,427,938
Securities:
Mortgage-backed and related securities	284,237	264,942	759,930	806,176
U.S. agency securities	101,686	193,762	253,757	606,493
Dividends on non-marketable equity securities	—	16,384	—	58,531
Interest-bearing deposits	11,436	27,829	101,309	212,054

Total interest and dividend income	2,903,864	3,101,168	8,689,843	9,111,192

Interest expense:
Deposits	1,625,527	1,968,201	5,226,137	5,783,033
Other borrowings	433	8,542	433	8,542

Total interest expense	1,625,960	1,976,743	5,226,570	5,791,575

Net interest income	1,277,904	1,124,425	3,463,273	3,319,617
Provision for loan losses	—	22,117	33,435	(2,020,503)

Net interest income after provision for loan losses	1,277,904	1,102,308	3,429,838	5,340,120

Other income:
Gain (loss) on sale of securities available for sale	6,750	(372)	65,629	(261)
Gain on sale of loans	8,620	11,812	48,139	29,075
Origination of mortgage servicing rights, net of amortization	(1,265)	1,314	4,446	661
Gain (loss) on sale of foreclosed real estate	318	—	(8,350)	—
Loss on sale of repossessed assets	(16,655)	—	(26,812)	—
Customer service fees	67,476	65,978	187,443	174,323
Income on bank owned life insurance	15,051	—	46,250	—
Other	8,579	14,003	35,458	28,558

Total other income	88,874	92,735	352,203	232,356

Other expenses:
Salaries and employee benefits	427,138	424,228	1,296,881	1,254,394
Directors fees	21,078	21,161	63,236	63,482
Occupancy	123,689	119,903	364,370	360,436
Deposit insurance premium	27,924	5,307	38,318	15,977
Legal and professional services	56,823	55,089	194,244	158,304
Data processing	58,459	65,440	216,626	192,892
Other	116,655	135,779	411,195	388,867

Total other expenses	831,766	826,907	2,584,870	2,434,352

Income before income taxes	535,012	368,136	1,197,171	3,138,124
Income tax expense	189,178	120,064	424,678	1,158,042

Net income	$345,834	$248,072	$772,493	$1,980,082

Basic earnings per share	$0.17	$0.12	$0.38	$0.94

Diluted earnings per share	$0.17	$0.12	$0.37	$0.94

Dividends per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Comprehensive income (loss):
Net income	$345,834	$248,072	$772,493	$1,980,082
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale arising during period, net of income taxes	76,152	343,467	(31,741)	99,287
Less: Reclassification adjustment for gains (losses) included in net income, net of tax expense	4,455	(246)	43,315	(172)

Comprehensive income	$417,531	$591,785	$697,437	$2,079,541

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net income	$772,493	$1,980,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	197,951	202,993
Provision for loan losses	33,435	(2,020,503)
Provision for deferred income taxes	18,344	347,662
Net amortization of premiums and discounts on securities	13,070	10,605
(Gain) loss on sale of available for sale securities	(65,629)	261
Origination of mortgage loans held for sale	(2,163,931)	(2,245,657)
Proceeds from sale of mortgage loans held for sale	2,212,070	2,274,732
Gain on sale of loans, net	(48,139)	(29,075)
Origination of mortgage servicing rights, net of amortization	(4,446)	(661)
Loss on sale of foreclosed real estate	8,350	—
Loss on sale of repossessed assets	26,812	—
ESOP compensation expense	43,245	48,035
MRP compensation expense	75,089	74,770
Compensation expense on stock options	45,457	44,854
Change in assets and liabilities:
Increase in accrued interest receivable	(19,914)	(163,847)
Increase in cash value of life insurance	(46,250)	—
Decrease (increase) in other assets	7,890	(51,712)
Increase (decrease) in accrued interest payable and other liabilities	98,624	(430,036)

Net cash provided by operating activities	1,204,521	42,503

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(11,101,223)	(5,466,691)
Sales, calls, maturities and paydowns	8,268,403	11,124,363
Securities held to maturity:
Maturities and paydowns	104,901	175,576
Net decrease (increase) in loans	274,819	(11,788,197)
Proceeds from sale of foreclosed real estate	222,716	—
Proceeds from sale of repossessed assets	86,088	12,500
Purchase of premises and equipment	(2,471)	(133,683)
Purchase of non-marketable equity securities	—	(137,970)

Net cash used in investing activities	(2,146,767)	(6,214,102)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(782,020)	947,676
Cash dividends paid	(129,209)	(138,707)
Purchase of treasury stock	(932,690)	—

Net cash (used in) provided by financing activities	(1,843,919)	808,969

Net decrease in cash and cash equivalents	(2,786,165)	(5,362,630)
Cash and cash equivalents:
Beginning	7,585,237	10,414,312

Ending	$4,799,072	$5,051,682

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$4,984,306	$5,766,834
Interest paid on other borrowings	433	8,542
Income taxes, net of refunds received	550,296	718,750
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	251,497	56,831
Other assets acquired in settlement of loans	85,100	58,000
Sale of foreclosed real estate through loan origination	128,590	—
Liability due to the recording of ESOP put options	28,621	39,585

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

At September 30, 2008, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Form 10-KSB filed with the Securities and Exchange Commission in March 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income available to common stockholders	$345,834	$248,072	$772,493	$1,980,082

Basic potential common shares:
Weighted average shares outstanding	2,124,791	2,224,911	2,152,402	2,224,911
Weighted average unallocated Employee Stock Ownership Plan shares	(58,074)	(63,162)	(59,338)	(64,421)
Weighted average unvested MRP shares	(36,197)	(43,608)	(36,197)	(43,608)

Basic weighted average shares outstanding	2,030,520	2,118,141	2,056,867	2,116,882
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	8,105	—	7,098	—
Weighted average RRP options outstanding	—	—	—	—

Dilutive weighted average shares outstanding	2,038,626	2,118,141	2,063,966	2,116,882

Basic earnings per share	$0.17	$0.12	$0.38	$0.94

Diluted earnings per share	$0.17	$0.12	$0.37	$0.94

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2008, 19,079 shares at a fair value of $10.50 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the plan:

	September 30, 2008	December 31, 2007
Shares allocated	19,079	15,263
Unallocated shares	57,235	61,051

Total ESOP shares	76,314	76,314

Fair value of unallocated shares	$600,968	$686,824

NOTE 7 – INVESTMENT SECURITIES

The following table reflects securities with gross unrealized losses at September 30, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
Mortgage-backed securities	$10,039,980	$(58,135)	$6,434,975	$(165,674)	$16,474,955	$(223,809)

Securities Held to Maturity
Mortgage-backed securities	$56,885	$(126)	$496,512	$(12,558)	$553,397	$(12,684)

The unrealized losses at September 30, 2008, relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At September 30, 2008	At December 31, 2007
Impaired loans without a valuation allowance	$1,084,000	$—
Impaired loans with a valuation allowance	1,353	53,787

Total impaired loans	$1,085,353	$53,787

Valuation allowance related to impaired loans	$1,353	$53,787

Total non-accrual loans	$3,979,507	$2,551,092

Total loans past due ninety days or more and still accruing	$179,984	$352,923

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

On the basis of management’s review of its assets at September 30, 2008 and December 31, 2007, we classified $2,341,000 and $729,000, respectively, of our assets as special mention, $3,147,000 and $1,216,000, respectively, of our assets as substandard, and $1,400 and $1,600, respectively, of our assets as doubtful.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

Following is a summary of activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007.

	2008	2007
Balance at beginning of year	$605,450	$419,685
Provision charged (credited) to income	33,435	(2,020,503)
Loans charged off	(109,391)	(42,103)
Recoveries of loans previously charged off	1,432	2,092,031

Balance at end of period	$530,926	$449,110

NOTE 9 – STOCK COMPENSATION

The total stock-based compensation expense was approximately $121,000 and $120,000, for the nine months ended September 30, 2008 and 2007, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligible date, if earlier. For the nine months ended September 30, 2008 and 2007, the Company did not grant additional options or shares under the Management Recognition Plan.

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

Basis of Fair Value Measurement:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•

Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

•	Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available for Sale

Securities classified as available for sale are recorded at fair value on a recurring basis utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.

Loans Held for Sale

The loans held for sale are recorded at the lower of cost or market value on a non-recurring basis using Level 2 inputs. The fair value of loans held for sale is based on the contractual value of the loans committed to be sold. As of September 30, 2008, there were no loans held for sale.

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

Impaired Loans

Impaired loans are evaluated and adjusted to fair value at the time the loan is identified as impaired. Impaired loans are carried at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as non-recurring Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at September 30, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
Securities available for sale	$—	$28,608,193	$—	$28,608,193

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at September 30, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$—	$35,500	$—	$35,500
Impaired loans	—	—	1,084,000	1,084,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Ottawa Savings Bancorp, Inc. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2008, to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

In December 2004, we received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. As of September 30, 2008, all of the remaining loans are performing according to their terms. Although we have retained certain unsecured claims against the CLC Creditors Trust, we have charged-off the remaining $9.5 million of our investment in the CLC loan participations. During 2005, 2006, and 2007, the Company received and recorded as recoveries, distributions of $190,000, $1.3 million, and $2.4 million, respectively, from the CLC Creditors Trust on previously charged-off loan participations with CLC. These settlements were recorded as recoveries to the allowance for loan losses.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

The Company’s total assets decreased $884,000, or 0.43%, to $206.4 million at September 30, 2008, from $207.3 million at December 31, 2007. The decrease reflects a decrease in cash and cash equivalents of $2.8 million, a decrease in loans of $516,000, a decrease in premises and equipment of $195,000 due primarily to depreciation, and a decrease in foreclosed real estate of $108,000. The decreases are offset by an increase in securities available for sale of $2.8 million.

Cash and cash equivalents decreased $2.8 million, or 36.73%, to $4.8 million at September 30, 2008, from $7.6 million at December 31, 2007. The decrease in cash and cash equivalents is primarily due to the purchase of securities available for sale.

Securities available for sale increased $2.8 million, or 10.74%, to $28.6 million at September 30, 2008, from $25.8 million at December 31, 2007. The increase was primarily the result of $11.1 million in purchases, offset by sales, maturities, and principal pay-downs of $8.3 million and an $113,000 decrease in market values of the available for sale securities.

Loans decreased $516,000, or 0.33%, to $157.2 million at September 30, 2008, from $157.7 million at December 31, 2007. The slight decrease in loans was primarily due to pay-offs and principal reductions on non-residential real estate, multi-family real estate, and construction loans, offset by the increase in 1-4 family loans and commercial loans due to origination efforts, and line of credit advances.

Total deposits decreased $782,000, or 0.43%, to $182.3 million at September 30, 2008, from $183.1 million at December 31, 2007. The decrease reflects decreases in savings accounts, certificates of deposit, and checking accounts, offset by increases in money market accounts.

Accrued interest payable increased $242,000, or 182.18% to $375,000 at September 30, 2008, from $133,000 at December 31, 2007. The increase is due to an increase in certificates of deposit with terms of less than one year, which pay interest at maturity.

Other liabilities decreased $143,000, or 6.69%, to $2.0 million at September 30, 2008, from $2.1 million at December 31, 2007. The decrease was primarily due to decreases in deferred director compensation investment accounts payable of $51,000, and escrow payable of $81,000, decreases in federal taxes payable of $136,000 due to lower pre-tax income, decreases in accrued property taxes payable of $40,000, and the absence of the $50,000 accrual for employee incentives. The decrease in accrued property taxes payable is primarily due to monthly accruals and TIF refunds during the fourth quarter of 2007, which have not occurred yet as of September 30, 2008. The decreases were offset by increases in SERP expenses of $93,000, exam and accounting expenses payable of $58,000, and accrued retirement benefits payable of $76,000. The increase in retirement benefits payable is due to continued but decreased accruals for the defined benefit plan, which was terminated effective April 1, 2007, in anticipation of overall costs associated with withdrawing from the defined benefit plan and the absence of quarterly payments to fund the defined benefit plan.

Equity decreased $229,000, or 1.05%, to $21.6 million at September 30, 2008, from $21.8 million at December 31, 2007. The decrease in equity reflects net income for the nine months ended September 30, 2008, of approximately $772,000, offset by decrease in other comprehensive income of $75,000, net of taxes, due to decreases in the market value of the available for sale securities portfolio, dividends of $129,000 paid to stockholders and the purchase of 79,120 treasury shares for $933,000. The remaining changes to equity include increases of $164,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, offset by a decrease to equity of $29,000 to increase the cash obligation related to redeemable common stock held by the ESOP.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income. The Company had net income of $346,000 for the three months ended September 30, 2008, compared to net income of $248,000 for the three months ended September 30, 2007.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,507	$2,598	$(91)	(3.50)%
Securities:
Mortgage-backed and related securities	284	265	19	7.17
U.S. agency securities	102	194	(92)	(47.42)
Non-marketable equity securities	—	16	(16)	(100.00)
Interest-bearing deposits	11	28	(17)	(60.71)

Total interest and dividend income	2,904	3,101	(197)	(6.35)

Interest expense:
Deposits	1,626	1,968	(342)	(17.38)
Other borrowings	—	9	(9)	(100.00)

Total interest expense	1,626	1,977	(351)	(17.75)

Net interest income	$1,278	$1,124	$154	13.70%

The following table summarizes average balances and annualized average yield or cost of funds for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$30,841	$386	5.01%	$35,075	$459	5.23%
Loans receivable, net (1)	156,972	2,507	6.39%	153,260	2,598	6.78%
Non-marketable equity securities	2,535	—	—	2,535	16	2.59%
Other investments	3,611	11	1.27%	2,781	28	4.00%

Total interest-earning assets	193,959	2,904	5.99%	193,651	3,101	6.41%
Interest-bearing liabilities
Money Market accounts	$12,860	$74	2.29%	$8,514	$52	2.47%
Passbook accounts	10,833	14	0.50%	10,893	14	0.51%
Certificates of Deposit accounts	148,363	1,525	4.11%	153,751	1,889	4.91%
Checking	8,865	13	0.59%	9,144	13	0.59%
Advances from Federal Home Loan Bank	111	—	—	609	9	5.61%

Total interest-bearing liabilities	181,032	1,626	3.59%	182,911	1,977	4.32%

NET INTEREST INCOME		$1,278			$1,124

NET INTEREST RATE SPREAD (2)			2.40%			2.08%

NET INTEREST MARGIN (3)			2.63%			2.32%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.14%			105.87%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents annualized net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2008 and 2007. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30, 2008 compared to 2007 Increase (decrease) due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$(53)	$(20)	$(73)
Loans receivable, net	59	(150)	(91)
Non-marketable equity securities	—	(16)	(16)
Other investments	2	(19)	(17)

Total interest-earning assets	$8	$(205)	$(197)

Interest expense on
Money Market accounts	$25	$(3)	$22
Passbook accounts	—	—	—
Certificates of Deposit accounts	(55)	(309)	(364)
Checking	—	—	—
Advances from Federal Home Loan Bank	(2)	(7)	(9)

Total interest-bearing liabilities	(32)	(319)	(351)

Change in net interest income	$40	$114	$154

Net interest income increased $154,000, or 13.70%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Interest and dividend income decreased $197,000, or 6.35%, to $2.9 million for the three months ended September 30, 2008, from $3.1 million for the three months ended September 30, 2007 due to a decrease in the average yield on interest earning assets to 5.99% from 6.41%, due to decreased market rates, offset by a slight increase of $308,000 in average interest earning assets to $194.0 million from $193.7 million for the three months ended September 30, 2008, compared to the same period in 2007. Interest expense decreased $351,000, or 17.75%, due to a decrease in the average cost of interest bearing liabilities to 3.59% from 4.32% due to a declining interest rate environment, and a decrease of $1.9 million in average interest bearing liabilities for the three months ended September 30, 2008, compared to the same period in 2007.

Provision for Loan Losses. Management recorded no loan loss provision for the three months ended September 30, 2008, compared to a provision of $22,000 for the three months ended September 30, 2007. Based on a general review of the loans that were in the loan portfolio at September 30, 2008, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Other income:
Gain (loss) on sale of securities available for sale	$7	$—	$7	100.00%
Gain on sale of loans	9	12	(3)	(25.00)
Amortization of mortgage servicing rights, net of originations	(1)	1	(2)	(200.00)
Loss on sale of repossessed assets	(17)	—	(17)	(100.00)
Customer service fees	67	66	1	1.52
Income on bank owned life insurance	15	—	15	100.00
Other	9	14	(5)	(35.71)

Total other income	$89	$93	$(4)	(4.30)%

The decrease in total other income was primarily due to losses on the sale of four repossessed vehicles during the three months ended September 2008 as compared to none for the same period in 2007. The decrease was offset by gains on the sale of available for sale securities and income on bank owned life insurance that was purchased in the fourth quarter of 2007.

Other Expenses. The following table summarizes other expenses for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$427	$424	$3	0.71%
Directors fees	21	21	—	—
Occupancy	124	120	4	3.33
Deposit insurance premium	28	5	23	460.00
Legal and professional services	57	55	2	3.64
Data processing	58	66	(8)	(12.12)
Other	117	136	(19)	(13.97)

Total other expenses	$832	$827	$5	0.60%

The increase in other expenses was primarily due to an increase in deposit insurance premiums of $23,000 due to the depletion of our one-time credit from the FDIC, offset by decreases in other miscellaneous expenses of $19,000. The decrease in other miscellaneous expenses includes decreases in ATM fees of $10,000 as a result of changing processors, and decreases in bank service charges of $4,000 primarily as a result of a refund for incorrect billing during 2008. The Company incurred $4,000 in expenses on foreclosed real estate during the three months ended September 30, 2008 and none during the same period in 2007.

Income Taxes. Income tax expense was $189,000 for the three months ended September 30, 2008, compared to $120,000 for the same period in 2007. The difference in income tax expense for the periods is a direct result of the differences in pre-tax income for the applicable periods. The effective tax rates for the three months ended September 30, 2008 and 2007 were 35.36% and 32.61%, respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income. The Company had net income of $772,000 for the nine months ended September 30, 2008, compared to net income of $2.0 million for the nine months ended September 30, 2007.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$7,575	$7,428	$147	1.98%
Securities:
Mortgage-backed and related securities	760	806	(46)	(5.71)
U.S. agency securities	254	606	(352)	(58.09)
Non-marketable equity securities	—	59	(59)	(100.00)
Interest-bearing deposits	101	212	(111)	(52.36)

Total interest and dividend income	8,690	9,111	(421)	(4.62)

Interest expense:
Deposits	5,226	5,783	(557)	(9.63)
Other borrowings	—	9	(9)	(100.00)

Total interest expense	5,226	5,792	(566)	(9.77)

Net interest income	$3,464	$3,319	$145	4.37%

The following table summarizes average balances and annualized average yield or cost of funds for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$27,873	$1,014	4.85%	$37,671	$1,412	5.00%
Loans receivable, net (1)	158,100	7,575	6.39%	149,501	7,428	6.62%
Non-marketable equity securities	2,535	—	—	2,535	59	3.08%
Other investments	6,812	101	1.98%	5,201	212	5.40%

Total interest-earning assets	195,320	8,690	5.93%	194,908	9,111	6.23%
Interest-bearing liabilities
Money Market accounts	$11,204	$185	2.20%	$8,506	$155	2.43%
Passbook accounts	11,195	42	0.50%	11,183	42	0.50%
Certificates of Deposit accounts	150,300	4,960	4.40%	154,360	5,545	4.79%
Checking	9,100	39	0.58%	9,769	41	0.56%
Advances from Federal Home Loan Bank	37	—	—	205	9	5.56%

Total interest-bearing liabilities	181,836	5,226	3.83%	184,023	5,792	4.20%

NET INTEREST INCOME		$3,464			$3,319

NET INTEREST RATE SPREAD (2)			2.10%			2.03%

NET INTEREST MARGIN (3)			2.36%			2.27%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.42%			105.92%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents annualized net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2008 and 2007. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30, 2008 compared to 2007 Increase (decrease) due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$(356)	$(42)	$(398)
Loans receivable, net	412	(265)	147
Non-marketable equity securities	—	(59)	(59)
Other investments	24	(135)	(111)

Total interest-earning assets	$80	$(501)	$(421)

Interest expense on
Money Market accounts	$44	$(14)	$30
Certificates of Deposit accounts	(134)	(451)	(585)
Checking	(3)	1	(2)
Advances from Federal Home Loan Bank	(2)	(7)	(9)

Total interest-bearing liabilities	(95)	(471)	(566)

Change in net interest income	$175	$(30)	$145

Net interest income increased $145,000, or 4.37%, to $3.5 million for the nine months ended September 30, 2008, from $3.3 million for the nine months ended September 30, 2007. Interest and dividend income decreased $421,000, or 4.62%, to $8.7 million for the nine months ended September 30, 2008, from $9.1 million for the nine months ended September 30, 2007 due to a decrease in the average yield on interest earning assets to 5.93% from 6.23% due to decreased market rates, offset by an increase of $412,000 in average interest earning assets to $195.3 million from $194.9 million for the nine months ended September 30, 2008, compared to the same period in 2007. Interest expense decreased $566,000, or 9.77%, due to a decrease in the average cost of interest bearing liabilities to 3.83% from 4.20% due to a declining interest rate environment, and a decrease of $2.2 million in average interest bearing liabilities for the nine months ended September 30, 2008, compared to the same period in 2007.

Provision for Loan Losses. Management recorded a loan loss provision of $33,000 for the nine months ended September 30, 2008, compared to a negative provision of $2.0 million for the nine months ended September 30, 2007. The negative loss provision recorded in 2007 compared to 2008 was primarily due to recoveries from the CLC Creditors Trust on previously charged off loans. Based on a general review of the loans that were in the loan portfolio at September 30, 2008, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Other income:
Gain (loss) on sale of securities available for sale	$66	$—	$66	100.00%
Gain on sale of loans	48	29	19	65.52
Amortization of mortgage servicing rights, net of originations	4	1	3	300.00
Loss on sale of foreclosed real estate	(8)	—	(8)	(100.00)
Loss on sale of repossessed assets	(27)	—	(27)	(100.00)
Customer service fees	187	174	13	7.47
Income on bank owned life insurance	46	—	46	100.00
Other	36	28	8	28.57

Total other income	$352	$232	$120	51.72%

The increase in total other income was primarily due to gains on the sale of available for sale securities, income on bank owned life insurance that was purchased in the fourth quarter of 2007, and increased activity in the origination and sale of loans originated for sale. The increase was offset by losses on the sale of foreclosed real estate and repossessed assets.

Other Expenses. The following table summarizes other expenses for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,297	$1,254	$43	3.43%
Directors fees	63	64	(1)	(1.56)
Occupancy	365	360	5	1.39
Deposit insurance premium	38	16	22	137.50
Legal and professional services	194	158	36	22.78
Data processing	217	193	24	12.44
Other	411	389	22	5.66

Total other expenses	$2,585	$2,434	$151	6.20%

The increase in salaries and employee benefits is primarily due to increases in the Company’s retirement expenses. The increase in deposit insurance premiums is primarily due the depletion of our one-time credit from the FDIC. Legal and professional costs increased primarily due to increased costs incurred in maintaining compliance with various state and federal regulations.

Income Taxes. Income tax expense was $425,000 for the nine months ended September 30, 2008, compared to $1.2 million for the same period in 2007. The difference in income tax expense for the periods is a direct result of the differences in pre-tax income for the applicable periods. The effective tax rates for the nine months ended September 30, 2008 and 2007 were 35.47% and 36.90%, respectively.

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

At September 30, 2008 the Bank had outstanding commitments to originate $1.7 million in loans, unfunded lines of credit of $7.8 million, unfunded commitments on construction loans of $1.4 million, and unfunded standby letters of credit of $148,000. In addition, as of September 30, 2008, the total amount of certificates of deposit that were scheduled to mature in the following 12 months was $131.7 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of September 30, 2008, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20 times the amount of our capital stock in the FHLB. There were no Federal Home Loan Bank advances outstanding at September 30, 2008.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at September 30, 2008 of 9.93%, 16.81% and 17.24%, respectively, compared to ratios at December 31, 2007 of 10.02%, 16.66% and 17.15%, respectively.

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

For the nine months ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1—LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 1A—RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1. Description of Business—Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. As of September 30, 2008, the risk factors of the Company have not changed materially except as described below, from those reported in the Company’s Annual Report on Form 10-KSB. However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The impact on the Company of recently enacted legislation, in particular, the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). The legislation was the result of a proposal by the United States Treasury Department (“Treasury”) Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets. EESA increases the amount of deposits insured by the FDIC to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. The increased insurance coverage is effective through December 30, 2009, unless otherwise extended by the FDIC. All eligible institutions will be covered under the program until the opt-out deadline of December 5, 2008 without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The Company will participate in this program. We may be required to pay significantly higher FDIC premiums in addition to participation in the Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. Additionally, the behavior of depositors in regard to the level of FDIC insurance is unpredictable and could cause the Bank’s existing customers to change the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin.

On October 14, 2008, Treasury announced the TARP Capital Purchase Program, pursuant to which Treasury will purchase up to $250 billion of senior preferred stock on standardized terms in banks. The first $125 billion of this program was allocated to nine major financial institutions. Applications to participate in TARP were required to be filed by November 14, 2008 for the remaining $125 billion. The Company has not filed an application to participate in TARP, and does not expect this decision to have an adverse affect on its business, financial condition or future results.

ITEM 2—UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5—OTHER INFORMATION

Not applicable.

ITEM 6—EXHIBITS

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

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: November 14, 2008	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)