Form 10-K
period 2008-12-31
Ottawa Savings Bancorp, Inc.
filed 2009-03-30
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, Par Value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated filer	☒ Smaller Reporting Company
(do not check if a smaller reporting company)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of June 30, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $9,215,761 (based on the last sale price of the common stock on the OTC Bulletin Board of $12.25 per share).

The number of shares of Common Stock of the registrant issued and outstanding as of March 23, 2009 was 2,123,017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filled with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA SAVINGS BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2008

i

PART I

Forward-Looking Statements

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements. A number of factors, some of which are beyond our ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to: recent and future bail out actions by the government; a further slowdown in the national and Illinois economies; a further deterioration in asset values locally and nationwide; volatility of rate sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in the securities markets; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; effect of additional provision for loan losses; fluctuations of our stock price; success and timing of our business strategies; impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; and political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions. The consequences of these factors, any of which could hurt our business, could include, among others: increased loan delinquencies; an escalation in problem assets and foreclosures; a decline in demand for our products and services; a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans; a reduction in the value of certain assets held by our company; an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. See also “Item 1A. Risk Factors” and other risk factors discussed elsewhere in this Annual Report.

ITEM 1.	BUSINESS

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

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing quality customer service and innovative new products. In addition, Ottawa Savings Bank completed its building expansion in May 2005, adding two drive-up lanes, a separate ATM drive-up, and an additional 7,800 square feet of office space, which enhances our ability to provide quality customer service and increases our presence in the community.

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

	At December 31,
	2008		2007		2006		2005		2004
	(Dollars in Thousands)
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
One-to four-family	$100,057	62.83%	$96,571	59.74%	$87,469	59.56%	$75,846	58.21%	$66,513	55.43%
Multi-family	3,809	2.39%	5,542	3.43%	8,063	5.49%	11,836	9.09%	14,195	11.83%
Lines of credit	13,300	8.35%	9,632	5.96%	8,596	5.85%	9,774	7.50%	9,047	7.54%
Non-residential real estate	22,473	14.11%	27,748	17.17%	22,072	15.03%	11,945	9.17%	8,456	7.05%
Commercial	4,367	2.75%	2,600	1.61%	888	0.60%	—	—	—	—
Construction	5,158	3.24%	8,138	5.03%	7,767	5.29%	11,827	9.08%	13,411	11.18%
Consumer	10,081	6.33%	11,404	7.06%	12,012	8.18%	9,052	6.95%	8,357	6.97%

Total loans, gross	159,245	100.00%	161,635	100.00%	146,867	100.00%	130,280	100.00%	$119,979	100.00%

Undisbursed portion of loan funds	(1,114)		(3,262)		(3,895)		(5,008)		(4,888)
Allowance for loan losses	(1,605)		(605)		(420)		(391)		(439)
Deferred loan costs (fees), net	(82)		(66)		(15)		58		174

Total loans, net	$156,444		$157,702		$142,537		$124,939		$114,826

Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
One-to four-family	$703	$737	$766	$979	$379
Multi-family	1,821	3,545	6,375	9,132	12,185
Lines of Credit	—	—	—	—	158
Non-residential real estate	7,661	13,203	11,440	5,296	4,641
Consumer	8,067	9,286	10,156	7,742	7,377

Total	$18,252	$26,771	$28,737	$23,149	$24,740

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2008. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2008
	One-to- four family	Multi-family	Lines of credit	Non-residential real estate	Commercial	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$26	$—	$598	$4,640	$—	$5,158	$475	$10,897

After one year
More than one year to three years	95	730	2,752	1,853	59	—	2,906	8,395
More than three years to five years	1,067	922	392	825	554	—	5,457	9,217
More than five years to ten years	6,440	—	2,889	1,749	3,754	—	1,140	15,972
More than ten years to twenty years	30,607	758	6,669	3,821	—	—	103	41,958
More than twenty years	61,822	1,399	—	9,585	—	—	—	72,806

Total due after December 31, 2009	100,031	3,809	12,702	17,833	4,367	—	9,606	148,348

Gross Loans Receivable	$100,057	$3,809	$13,300	$22,473	$4,367	$5,158	$10,081	$159,245

Less:
Loans in process								(1,114)
Allowance for loan losses								(1,605)
Plus: Deferred loan costs (fees)								(82)

Total loans, net								$156,444

						Due After December 31, 2008
						Fixed	Adjustable	Total
						(In Thousands)
One-to-four family						$39,235	$60,796	$100,031
Multi-family						730	3,079	3,809
Lines of credit						6	12,696	12,702
Non-residential real estate						3,479	14,354	17,833
Commercial						—	4,367	4,367
Consumer						9,601	5	9,606

Total						$53,051	$95,297	$148,348

Asset Quality. Although we have no subprime or Alt-A loans in our loan portfolio, and no subprime- or Alt-A- backed issues among our securities, the subprime crisis may affect us indirectly, albeit to a lesser extent than it will likely impact those banks and thrifts that produced and retained significant portfolios of such loans. While we believe that the nature of our one-to-four family lending niche and the conservative nature of our underwriting standards will limit the impact of the downward turn in the credit cycle on the quality of our assets—particularly in comparison with those institutions that were involved in subprime and Alt-A lending—the downturn in the credit cycle could result in our experiencing an increase in charge-offs and/or our provisions for loan losses, which would have an adverse impact on our results of operations.

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the National Monthly Median cost of funds ratio for all Deposit Insurance Fund (“DIF”)-insured institutions. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 5.00%, 5.25% and 5.50% for the 1, 3 and 5 year adjustable rate loans, respectively, and 6.00%, 6.25% and 6.50% for non-owner occupied one-to-four family properties, respectively, at this time. Initial and floor rates on multi-family and non-residential properties are generally based on prime, with a floor of 6.50%.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 97%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our Board of Directors and licensed by the State of Illinois. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, or flood insurance for loans on property located in a flood zone, before closing the loan.

We participate with the USDA Rural Development Company to offer loans to qualifying customers. Loans are granted up to 100% of appraised value and the USDA guarantees up to 90% of the loan. These loans require no down payment but are subject to maximum income limitations.

Lines of Credit. We offer lines of credit, principally home equity lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 15 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses.

Multi-Family and Non-Residential Real Estate Loans. We offer fixed rate balloon and adjustable-rate mortgage loans secured by multi-family and non-residential real estate. Our multi-family and non-residential real estate loans are generally secured by condominiums, apartment buildings, single-family subdivisions and owner-occupied properties used for businesses.

We originate and purchase multi-family and non-residential real estate loans with terms generally up to 25 years. Interest rates and payments on adjustable-rate loans adjust every 1, 3 or 5 years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to the interest rate used for one- to- four family loan products, plus 50 basis points to 100 basis points based on credit-worthiness and risk. The adjustment per period is 1% to 2% based on the loan contract, to a lifetime cap of 5%. Loan amounts generally do not exceed 70% of the appraised value for well-qualified borrowers.

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

Commercial Loans. The loans consist of secured owner and non-owner occupied real estate, operating lines of credit secured by general business assets and equipment loans. We loan primarily to businesses with less than $5,000,000 in annual revenues. The real estate loans are typically 20 years in length with the interest rate adjustments occurring every 1, 3 or 5 years based on the original contract. The operating lines of credit are generally short term in nature with interest rates tied to short term rates and adjustments occurring daily, monthly, or quarterly based on the original contract. The equipment loans are typically made with maturities of less than 5 years and are priced with a fixed interest rate. Ottawa Savings Bank also purchases commercial loans from Bankers Health Group. Bankers Health Group specializes in loans to healthcare professionals of all specialties throughout the United States. These loans are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house. As of December 31, 2008, all commercial loans were performing as agreed.

Construction and Land Development Loans. We originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use and land development loans for personal or commercial use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. Land development loans generally can be made with a maximum loan to value ratio of 70% and maximum term up to 10 years. The largest outstanding residential construction loan at December 31, 2008 was $325,000, of which $282,000 was disbursed. The largest outstanding land development loan at December 31, 2008 was $2.8 million, of which $2.6 million was disbursed. These loans were performing according to their terms at December 31, 2008. We also make commercial construction loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan for both residential and commercial construction loans. The largest outstanding commercial construction loan at December 31, 2008 was $320,000, of which $241,000 was disbursed. This loan was performing according to its terms at December 31, 2008.

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

Consumer Loans. We offer a variety of consumer loans, which include auto, share loans and personal unsecured loans to our customer base and related individuals. Unsecured loans generally have a maximum borrowing limit of $25,000 and a maximum term of four years.

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

Auto Loan Participations. Ottawa Savings Bank purchases auto loan participations from regulated financial institutions. At December 31, 2008 and 2007, we had $8.1 million and $9.3 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the sale of any given loan pool.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2008, we had an aggregate of $18.3 million in loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2008 was $1.6 million, of which $1.1 million was disbursed.

Beginning in 2003, we began selling some of the longer-term fixed-rate loans that we originate. We sell these loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $2.8 million and $3.1 million of loans in the years ended December 31, 2008 and 2007, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Beginning balance, net	$157,702	$142,537	$124,939	$114,826	$109,567
Loans originated
One-to-four family	14,500	21,258	21,908	22,299	14,678
Multi-family	518	642	—	450	160
Lines of credit	2,664	618	1,571	5,898	4,858
Non-residential real estate	2,115	5,771	3,682	1,717	3,653
Commercial	2,514	2,131	50	—	—
Construction	1,799	8,118	6,979	6,351	10,574
Consumer	1,301	1,577	1,651	1,168	735

Total loans originated	25,411	40,115	35,841	37,883	34,658
Loans purchased
One- to four-family	—	—	—	731	1,133
Multi-family	24	51	2,737	4,879	6,980
Non-residential real estate	744	2,348	7,712	3,434	4,374
Commercial	—	—	928	—	—
Consumer	1,800	4,420	6,194	4,183	2,698

Total loans purchased	2,568	6,819	17,571	13,227	15,185
Loan sales(1)	(2,785)	(3,148)	(1,735)	(1,809)	(5,681)
Principal payments	(27,584)	(29,018)	(35,090)	(39,000)	(37,878)
Change in allowance for loan losses	(1,000)	(185)	(29)	48	(56)
Change in undisbursed loan funds	2,148	633	1,113	(120)	(952)
Change in deferred loan costs (fees)	(16)	(51)	(73)	(116)	(17)

Ending balance, net	$156,444	$157,702	$142,537	$124,939	$114,826

(1)	All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.

For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $400,000 and two members of our Board of Directors must approve loans over $400,000. Residential loans and all commercial loans respectively above $400,000 up to $1 million in the aggregate to any borrower(s) must be approved by a majority of our inside loan committee. This committee consists of our President, Senior Vice President, Vice President and our Commercial Banking Officer. For loans to any borrower(s) in the aggregate of more than $1 million to $2 million, approval is required by a majority of our level two loan committee, which consists of the inside loan committee, one designated outside director and our Chairman of the Bank’s Board. For loan requests above the $2 million aggregate to any borrower(s), approval is required by a majority of the Board level loan committee, which consists of the inside loan committee and the Bank’s Board of Directors as a whole.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulations to generally 15% of our stated capital and reserves. At December 31, 2008 our regulatory maximum was $3.2 million. However, we made an application to the OTS to increase the limit for loans that will be made to finance the construction and sale of homes related to a development project on the south side of Ottawa. The OTS granted that waiver and our limit for this project is at 20% of regulatory capital as measured on June 30, 2006 or $3.8 million. This is our largest lending relationship and stands at $3.5 million, which was performing according to the original repayment terms at December 31, 2008.

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

Management informs the Board of Directors on a monthly basis of the amount of loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property that we own. All loans in excess of 90 days past due, with the exception of lines of credit, are placed on non-accrual.

Delinquent Loans

Nonperforming Assets. The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2008
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	21	$1,550	31	$3,534	52	$5,084
Multi-family	—	—	2	453	2	453
Lines of credit	1	48	5	73	6	121
Non-residential real estate	7	1,550	2	1,188	9	2,738
Construction	1	54	—	—	1	54
Consumer	7	70	5	32	12	102

Total	37	$3,272	45	$5,280	82	$8,552

	December 31, 2007
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	17	$1,405	18	$1,303	35	$2,708
Lines of credit	2	58	6	353	8	411
Non-residential real estate	1	146	3	1,159	4	1,305
Construction	1	204	—	—	1	204
Consumer	8	22	9	89	17	111

Total	29	$1,835	36	$2,904	65	$4,739

	December 31, 2006
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	10	$790	8	$957	18	$1,747
Lines of credit	2	19	1	45	3	64
Non-residential real estate	1	133	2	105	3	238
Construction	1	80	—	—	1	80
Consumer	2	42	3	8	5	50

Total	16	$1,064	14	$1,115	30	$2,179

	December 31, 2005
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	12	$644	12	$944	24	$1,588
Multi-family	—	—	—	—	—	—
Lines of credit	—	—	5	97	5	97
Non-residential real estate	2	289	2	179	4	468
Construction	—	—	3	401	3	401
Consumer	6	72	9	83	15	155

Total	20	$1,005	31	$1,704	51	$2,709

	December 31, 2004
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	7	$394	7	$547	14	$941
Multi-family	—	—	—	—	—	—
Lines of credit	3	67	2	35	5	102
Non-residential real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	4	28	5	42	9	70

Total	14	$489	14	$624	28	$1,113

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

An insured institution is required to establish allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision.

On the basis of management’s review of its assets, at December 31, 2008 and 2007 we had classified $4.0 million and $729,000, respectively, of our assets as special mention and $2.8 million and $1.2 million, respectively, of our assets as substandard. We had classified $1,000 and $2,000 of our assets as doubtful at December 31, 2008 and 2007, respectively. There were no assets classified as loss for the years ended December 31, 2008 or 2007. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

We have no other loans of concern other than as set forth in the table below:

Nonperforming Assets

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Non-accrual:
One-to-four family	$3,534	$1,303	$957	$944	$547
Multi-family	453	—	—	—	—
Non-residential real estate	1,188	1,159	105	179	—
Construction	—	—	—	401	—
Consumer	32	89	8	83	42

Total non-accrual loans	5,207	2,551	1,070	1,607	589

Past due greater than 90 days and still accruing:
Lines of credit	73	353	45	97	35

Total nonperforming loans	5,280	2,904	1,115	1,704	624
Foreclosed real estate	95	108	—	—	210

Total nonperforming assets	$5,375	$3,012	$1,115	$1,704	$834

Ratios

	December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses as a percent of gross loans receivable	1.01%	0.37%	0.29%	0.30%	0.37%
Allowance for loan losses as a percent of total nonperforming loans	30.40%	20.83%	37.67%	22.95%	70.35%
Nonperforming loans as a percent of gross loans receivable	3.32%	1.80%	0.76%	1.31%	0.52%
Nonperforming loans as a percent of total assets	2.55%	1.40%	0.54%	0.92%	0.37%

The total amount of non-accrual loans increased to $5.2 million from $2.6 million for the years ended December 31, 2008 and 2007, respectively. Management is monitoring the increase closely and in response has increased the allowance for loan losses accordingly. For the years ended December 31, 2008 and 2007, gross interest income of $193,000 and $47,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. No interest income was recognized on these loans.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2008 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of year	$605	$420	$391	$439	$383

Chargeoffs:
One-to-four family	63	—	1	1	1,876
Multi-family	—	—	—	—	3,331
Non-residential real estate	—	—	—	—	2,123
Consumer	105	56	41	53	16

	168	56	42	54	7,346

Recoveries:
One-to-four family	—	—	5	—	—
Multi-family	—	2,366	1,308	190	—
Consumer	4	7	21	6	11

	4	2,373	1,334	196	11

Net Charge-offs (recoveries)	164	(2,317)	(1,292)	(142)	7,335

Additions charged to operations	1,164	(2,132)	(1,263)	(190)	7,391

Balance at end of year	$1,605	$605	$420	$391	$439

Net Charge-offs (recoveries) to average gross loans outstanding	1.04%	(1.50)%	(0.96)%	(0.12)%	6.04%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2008
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	504	31.40%	62.83%
Multi-family	47	2.93%	2.39%
Lines of credit(1)	—	—%	8.35%
Non-residential real estate	876	54.58%	14.11%
Commercial	29	1.81%	2.75%
Construction(1)	—	—%	3.24%
Consumer	149	9.28%	6.33%
Unallocated	—	—%	—%

Total allowance for loan losses	$1,605	100.00%	100.00%

	2007
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	332	54.89%	59.74%
Multi-family	17	2.82%	3.43%
Lines of credit(1)	—	—%	5.96%
Non-residential real estate	119	19.66%	17.17%
Commercial	14	2.30%	1.61%
Construction(1)	—	—%	5.03%
Consumer	123	20.33%	7.06%
Unallocated	—	—%	—%

Total allowance for loan losses	$605	100.00%	100.00%

	2006
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	131	31.19%	59.56%
Multi-family	41	9.76%	5.49%
Lines of credit(1)	—	—%	5.85%
Non-residential real estate	172	40.95%	15.03%
Commercial	10	2.38%	0.60%
Construction(1)	—	—%	5.29%
Consumer	64	15.24%	8.18%
Unallocated	2	0.48%	—%

Total allowance for loan losses	$420	100.00%	100.00%

	2005
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	104	26.60%	58.21%
Multi-family	59	15.09%	9.09%
Lines of credit(1)	—	—%	7.50%
Non-residential real estate	124	31.71%	9.17%
Construction(1)	—	—%	9.08%
Consumer	83	21.23%	6.95%
Unallocated	21	5.37%	—%

Total allowance for loan losses	$391	100.00%	100.00%

	2004
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	103	23.46%	55.43%
Multi-family	81	18.45%	11.83%
Lines of credit(1)	—	—%	7.54%
Non-residential real estate	116	26.42%	7.05%
Construction(1)	—	—%	11.18%
Consumer	74	16.86%	6.97%
Unallocated	65	14.81%	—%

Total allowance for loan losses	$439	100.00%	100.00%

(1)	General allowances applicable to Lines of Credit and Construction loans are maintained in the related category of the underlying collateral.

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

At December 31, 2008, our investment portfolio consisted primarily of U.S. agency securities with maturities of five to ten years, mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

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

The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2008		2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Held-to-maturity
Mortgage-Backed Securities	$839	$822	$976	$962	$1,183	$1,171

Available-for-sale
US Agency Securities	7,595	7,595	5,752	5,752	15,715	15,715
Mortgage-Backed Securities	22,987	22,987	20,083	20,083	21,071	21,071

Total Available-for-sale	$30,582	$30,582	$25,835	$25,835	$36,786	$36,786

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2008
	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$—	—	$—	—	$265	5.29%	$574	5.45%	$839	5.40%

Available for Sale Debt Securities:
U.S agency securities	$—	—	$2,015	2.55%	$5,580	2.11%	$—	—	$7,595	2.23%
Mortgage-backed securities	46	8.19%	490	5.10%	2,357	4.98%	20,094	4.34%	22,987	4.43%

Total debt securities available for sale	$46	—	$2,505	3.05%	$7,937	2.96%	$20,094	4.34%	$30,582	3.88%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. The vast majority of our depositors are residents of LaSalle County. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts and various retirement accounts. The Bank also is a member of the Certificate of Deposit Registry Service (CDARS), which allows the Bank to retain high deposit relationships with its depository customer base, while still allowing the customer to enjoy FDIC deposit insurance on amounts in excess of the current limit of $250,000. Other than our relationship with CDARS, we do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	December 31,
	2008		2007		2006
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$2,296	1.31%	$2,627	1.44%	$2,460	1.35%
Interest Bearing Checking	8,802	5.02%	9,460	5.17%	8,679	4.75%
Money Market accounts	12,354	7.05%	7,858	4.29%	8,443	4.62%
Passbook accounts	10,584	6.04%	11,084	6.05%	10,593	5.79%
Certificates of Deposit accounts	141,194	80.58%	152,053	83.05%	152,682	83.49%

Total deposit accounts	$175,230	100.00%	$183,082	100.00%	$182,857	100.00%

Certificate Accounts
1.00% to 1.99%	$88	0.06%	$—	0.02%	$37	0.02%
2.00% to 2.99%	24,244	17.17%	817	54.00%	4,776	3.13%
3.00% to 3.99%	84,367	59.75%	18,687	12.29%	20,359	13.34%
4.00% to 4.99%	24,040	17.03%	59,630	39.22%	47,930	31.39%
5.00% to 5.99%	8,407	5.96%	72,871	47.92%	79,470	52.05%
6.00% to 6.99%	48	0.03%	48	0.03%	110	0.07%

Total Certificate Accounts	$141,194	100.00%	$152,053	100.00%	$152,682	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	December 31,
	2008		2007		2006
	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$2,314	0.00%	$2,337	0.00%	$2,317
Interest Bearing Checking	0.59%	9,096	0.60%	9,638	1.04%	8,967
Money Market accounts	2.20%	11,398	2.45%	8,350	2.40%	10,346
Passbook accounts	0.50%	11,054	0.50%	11,142	0.50%	10,988
Certificate of Deposit accounts	3.77%	148,812	4.80%	153,435	4.77%	136,352

Total	3.48%	$182,674	4.45%	$184,902	4.44%	$168,970

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Beginning of period	$183,082	$182,857	$164,881
Net deposits (withdrawals)	(13,919)	(6,727)	12,387
Interest credited on deposit accounts	6,067	6,952	5,428

End of period	$175,230	$183,082	$182,857

Percent change	-4.29%	0.12%	10.90%

The following table indicates the amount of certificates of deposit as of December 31, 2008, by time remaining until maturity.

	Three Months Or Less	Over Three To Six Months	Over Six To Twelve Months	Over Twelve Months	Total
	(In Thousands)
Less than $100,000	$22,768	$20,767	$46,334	$13,944	$103,813
$100,000 or more	4,038	7,648	17,166	8,529	37,381

Total	$26,806	$28,415	$63,500	$22,473	$141,194

	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Total
	(In Thousands)
1.00% to 1.99%	$88	$—	$—	$—	$—	$88
2.00% to 2.99%	22,276	1,961	7	—	—	24,244
3.00% to 3.99%	70,539	1,587	432	6,968	4,841	84,367
4.00% to 4.99%	18,561	1,399	495	2,760	825	24,040
5.00% to 5.99%	7,209	348	312	538	—	8,407
6.00% to 6.99%	48	—	—	—	—	48

Total	$118,721	$5,295	$1,246	$10,266	$5,666	$141,194

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. At December 31, 2008, our borrowings consisted of a balance of $6.3 million on an open line advance from the Federal Home Loan Bank of Chicago. The interest rate can change daily and at December 31, 2008, the rate was .52%. At December 31, 2008, we had the ability to borrow an additional $40.6 million from the Federal Home Loan Bank of Chicago.

Personnel

At December 31, 2008 we had 21 full-time employees and 7 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only subsidiary is Ottawa Savings Bank.

REGULATION AND SUPERVISION

General

Ottawa Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits. Ottawa Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation. Ottawa Savings Bank must file reports with the OTS and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ottawa Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC and Ottawa Savings Bank and their operations. Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC, as savings and bank holding companies, are required to file certain reports which, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Ottawa Savings Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to Ottawa Savings Bank, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Ottawa Savings Bank, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC and is qualified in its entirety by reference to the actual statutes and regulations.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risk profile of the institution involved. At December 31, 2008, the Bank met each of its capital requirements.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2008, Ottawa Savings Bank maintained 94.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the FDIC has adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC subsequently adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively make the range seven to 77 1/2 basis points. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. The FDIC has also imposed on all insured institutions an emergency special assessment of 20 basis points of assessable deposits as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund and has mentioned the possibility of additional emergency assessments of up to ten basis points per quarter, as deemed necessary.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank, and Ottawa Savings Bancorp, Inc. opted to not participate in the unsecured debt guarantee program.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank had an investment in Federal Home Loan Bank stock at December 31, 2008 of $2.35 million.

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

Conversion to Stock Form. Office of Thrift Supervision regulations permit Ottawa Savings Bancorp MHC to convert from the mutual form of organization to the capital stock form of organization. In a conversion transaction, a new holding company would be formed as the successor to Ottawa Savings Bancorp MHC and Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC’s corporate existence would end and certain depositors in the Bank would receive a right to subscribe for shares of a new holding company. In a conversion transaction, each share of common stock of Ottawa Savings Bancorp, Inc. held by stockholders other than Ottawa Savings Bancorp MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than Ottawa Savings Bancorp MHC own the same percentage of common stock in the new holding company as they owned in Ottawa Savings Bancorp, Inc. immediately before conversion. The total number of shares held by stockholders other than Ottawa Savings Bancorp MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

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

Federal Securities Laws

Ottawa Savings Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Ottawa Savings Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2005. Ottawa Savings Bank’s maximum federal income tax rate was 35% for both the 2008 and 2007 tax year.

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

State Taxation

Ottawa Savings Bancorp, Inc. is subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 4.8% and 2.5%, respectively, for fiscal year 2009. These amounts remain unchanged from 2008 and 2007. These taxes are imposed on our federal taxable income, with certain adjustments.

ITEM 1A.	RISK FACTORS

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Ottawa Savings Bancorp, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in assets values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Future FDIC Assessments Will Hurt Our Earnings

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 20 basis points of assessable deposits as of June 30, 2009. The assessment will be collected on September 30, 2009. The special assessment will negatively impact the Company’s earnings. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Short-term market interest rates (which we use as a guide to price our deposits) have decreased to historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not decreased as significantly. This change in the market yield curve has had a positive impact on our interest rate spread and net interest margin. For the year ended December 31, 2008 our interest rate spread was 2.20% compared to 2.01% for December 31, 2007. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Over the last year however, the U.S. Federal Reserve has decreased its target for the federal funds rate to .25% from 4.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the Federal Deposit Insurance Corporation

(“FDIC”), as of June 30, 2008, we held approximately 29.17% of all bank and thrift deposits in Ottawa, Illinois, which was the largest market share of deposits out of six financial institutions (excluding credit unions) in the city of Ottawa. Notwithstanding our market share, we face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

As of December 31, 2008, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle County in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.

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

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price at which you purchased shares. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to this facility at December 31, 2008.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2008	Square Footage	Owned/ Leased	Date of Lease Expiration
925 LaSalle Street Ottawa, IL 61350	1958	$7,140,000	21,000	Owned	N/A

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than legal proceedings occurring in the ordinary course of business. Such legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2008, the Company had 388 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2008 and 2007. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2008			2007
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$11.50	$11.00	$0.05	$13.65	$12.50	$0.05
Second quarter	$12.50	$10.00	$0.05	$13.25	$12.25	$0.05
Third quarter	$12.25	$9.75	$0.05	$13.50	$11.25	$0.05
Fourth quarter	$10.50	$7.25	$0.05	$12.00	$10.00	$0.05

On November 28, 2007, the Board of Directors of Ottawa Savings Bancorp, Inc. (the “Company”) approved a repurchase program for up to 100,120 shares of the Company’s outstanding common stock, which is approximately 10.0% of the Company’s outstanding shares not held by Ottawa Savings Bancorp, MHC. The Company completed the repurchase program in May 2008. There were no repurchases during the quarter ended December 31, 2008.

Dividend Policy

The Company paid cash dividends of $0.20 per share during 2008 and 2007. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any future cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank. Federal and state law imposes certain limitations on dividends by savings banks. See “Item 1. Business”.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-1.

	At December 31,
	2008	2007	2006
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$205,914	$207,314	$204,865
Loans, net(1)	156,444	157,702	142,537
Securities held to maturity	839	976	1,183
Securities available for sale	30,582	25,835	36,786
Deposits	175,230	183,082	182,857
Stockholders’ Equity	21,828	21,786	19,421
Book Value per common share	$10.28	$9.88	$8.73

	Years Ended December 31,
	2008	2007	2006
	(In Thousands, except per share data)
Operation Data:
Total interest and dividend income	$11,538	$12,125	$10,328
Total interest expense	6,716	7,706	6,034

Net interest income	4,822	4,419	4,294
Provision for loan losses	1,164	(2,132)	(1,263)
Other income	492	328	276
Other expense	3,417	3,334	4,652
Income tax expense (benefit)	257	1,336	237

Net income (loss)	$476	$2,209	$944

Basic earnings per share	$0.23	$1.04	$0.44

Diluted earnings per share	$0.23	$1.04	$0.43

(1)	Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.

	At or for the Years Ended December 31,
	2008	2007	2006
Performance Ratios:
Return on average assets	0.23%	1.06%	0.50%
Return on average stockholders’ equity	2.31	10.54	4.71
Average stockholders’ equity to average assets	9.92	10.05	10.56
Stockholders’ equity to total assets at end of period	10.60	10.51	9.48
Net interest rate spread(1)	2.20	2.01	2.26
Net interest margin(2)	2.47	2.27	2.45
Average interest-earning assets to average interest-bearing liabilities	107.78	106.51	105.38
Other expense to average assets	1.64	1.60	2.45
Efficiency ratio(3)	64.30	70.24	70.24
Dividend payout ratio	0.86	0.19	0.19

Regulatory Capital Ratios:
Tangible capital	9.81	10.02	8.59
Tier 1 core capital	9.81	10.02	8.59
Total risk-based capital	17.64	17.15	16.30

Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	1.04	(1.50)	(0.96)
Allowance for loan losses to gross loans outstanding	1.01	0.37	0.29
Non-performing loans to gross loans	3.32	1.80	0.76
Non-performing assets to total assets(4)	2.61	1.45	0.54

Other Data:
Number of full-service offices	1	1	1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)	Non-performing assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In December 2004, we received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in non-residential real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. As of December 31, 2008, all of the foregoing loans are paid off as per their original terms. Although we have retained certain unsecured claims against the CLC Creditors Trust, we have charged-off the remaining $9.5 million of our investment in the CLC loan participations. In October 2005 and March 2006, March 2007, June 2007 and October 2007, the Company received and recorded as recoveries, distributions of $190,000, $1.3 million, $1.2 million, $902,000, and $281,000, respectively from the CLC Creditors Trust on previously charged-off loan participations with CLC. These settlements were recorded as a recovery to the allowance for loan losses.

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

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

The Company’s total assets decreased $1.4 million, or .67%, to $205.9 million at December 31, 2008, from $207.3 million at December 31, 2007. The decrease reflects a decrease in cash and cash equivalents of $4.5 million, a decrease in loans of $1.3 million, a decrease in premises and equipment of $252,000 due primarily to depreciation, a decrease in securities held to maturity of $137,000 due primarily to principal pay-downs, and a decrease in other assets of $137,000. The decreases were offset by an increase in securities available for sale of $4.7 million, an increase in deferred tax assets of $150,000, and an increase in the value of bank owned life insurance of $60,000.

Cash and cash equivalents decreased $4.5 million, or 59.17%, to $3.1 million at December 31, 2008 from $7.6 million at December 31, 2007. The decrease in cash is primarily due to the purchase of securities available for sale.

Securities available for sale increased $4.7 million, or 18.37%, to $30.6 million at December 31, 2008 from $25.8 million at December 31, 2007. The increase was primarily the result of $15.5 million in purchases, offset by sales, maturities, and principal pay-downs of $11.5 million and a $712,000 increase in market values of the available for sale securities.

Loans, net of allowances for loan losses, decreased $1.3 million, or .80%, to $156.4 million at December 31, 2008, from $157.7 million at December 31, 2007. The decrease in loans, net of allowances for loan losses, was primarily due to the increase in the allowance for loan loss of $1.0 million in response to an increase in impaired and non-accrual loans. The remainder of the decrease in loans was primarily due to pay-offs and principal reductions on multi-family real estate, construction loans, non-residential real estate and consumer loans, offset by an increase in 1-4 family loans, commercial loans, and line of credit advances.

Accrued interest receivable decreased $74,000, or 7.01%, to $1.0 million at December 31, 2008, from $1.1 million at December 31, 2007. The decrease was primarily due to an increase in the reserve for uncollected interest on non-accrual loans of $145,000, offset by an increase in accrued interest on loans of $57,000, and an increase in accrued interest on securities of $14,000.

Other assets, comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, decreased $137,000, or 11.26%, to $1.1 million at December 31, 2008, from $1.2 million at December 31, 2007. The decrease is primarily due to a decrease in the deferred director compensation investment accounts of $127,000 due to investment losses, a decrease in auto loan repossessions, net of proceeds from sales, totaling $21,000, a decrease in prepaid dealer reserve on purchased auto loans of $19,000, a decrease in maintenance and insurance pre-payments of $10,000, and a decrease in the CDARs prepaid placement fees and ratebridge payments of $16,000. The decreases were offset by an increase in prepaid FDIC premiums of $32,000 and the presence of $23,000 in interest advanced on purchased securities.

Total deposits decreased $7.9 million, or 4.29%, to $175.2 million at December 31, 2008, from $183.1 million at December 31, 2007. The decrease is primarily due to decreases in certificates of deposit, savings, and checking accounts, offset by an increase in money market accounts, as a result of lower interest rates. The Company made a decision not to match rates in its market that it felt were too high given the lower returns available in the market.

Accrued interest payable increased $72,000, or 54.0%, to $205,000 at December 31, 2008, from $133,000 at December 31, 2007. The increase is due to an increase in certificates of deposit with terms of less than one year, which pay interest at maturity.

Federal Home Loan Bank (FHLB) advances increased $6.3 million, or 100.0%, to $6.3 at December 31, 2008, from none at December 31, 2007. Funds from the FHLB advances were primarily utilized to fund the decrease in deposits.

Other liabilities increased $38,000, or 1.79%, to $2.2 million at December 31, 2008, from $2.1 million at December 31, 2007. The increase was primarily due to an increase in accrued retirement payments payable of $106,000, an increase in the accrued SERP payable of $124,000, an increase in escrow payable of $27,000, and an increase in property taxes payable of $17,000. The increase in retirement payments payable is due to continued but decreased accruals for the defined benefit plan, which was terminated effective April 1, 2007 in anticipation of overall costs associated with withdrawing from the defined benefit plan and the absence of quarterly payments to fund the defined benefit plan. The increases were offset by decreases in deferred director compensation payable of $102,000, the absence of the $50,000 accrual for employee incentives, and a decrease in income taxes payable of $81,000, due to lower pre-tax income. The decrease in the deferred director accounts payable is primarily due to the withdrawal of funds by retired directors and negative earnings on the investments.

Equity increased $43,000, or .20%, to $21.8 million at December 31, 2008, from $21.8 million at December 31, 2007. The increase in equity reflects net income for the year ended December 31, 2008 of approximately $477,000, an increase in other comprehensive income, net of taxes of $470,000, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $171,000 paid to stockholders and the repurchase of 80,894 shares of the Company’s stock for an aggregate of $950,000. The remaining changes to equity include increases of $217,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options.

Comparison of Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

General. Net income for the year ended December 31, 2008 was $477,000 compared to $2.2 million for the year ended December 31, 2007.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$10,039	$10,038	$1	0.01%
Securities:
Mortgage-backed and related securities	1,049	1,058	(9)	(0.85)
U.S. agency securities	342	717	(375)	(52.30)
Non-marketable equity securities	2	60	(58)	(96.67)
Interest-bearing deposits	106	252	(146)	(57.94)

Total interest and dividend income	11,538	12,125	(587)	(4.84)

Interest expense:
Deposits	6,712	7,696	(984)	(12.79)
Other borrowings	4	10	(6)	(60.00)

Total interest expense	6,716	7,706	(990)	(12.85)

Net interest income	$4,822	$4,419	$403	9.12%

Net interest income increased $403,000, or 9.12% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Interest and dividend income decreased due to a decrease in the average yield on interest earning assets to 5.90% from 6.23% due to decreased market rates, offset by an increase of $700,000 in average interest earning assets to $195.5 million from $194.8 million for the year ended December 31, 2008, compared to the same period in 2007. Interest expense decreased due to a decrease of $1.4 million in average interest bearing liabilities, and a decrease in the cost of interest bearing liabilities to 3.70% from 4.21%, due to a declining interest rate environment for the year ended December 31, 2008, compared to the same period in 2007.

Provision for Loan Losses. Management recorded a loss provision of $1.2 million for the year ended December 31, 2008, compared to a negative loss provision of $2.1 million for the year ended December 31, 2007. The increased loss provision for the year ended December 31, 2008 was in response to the increase in non-performing loans from 1.62% of outstanding loans at December 31, 2007 to 3.33% as of December 31, 2008, which are primarily attributable to the current decline of economic conditions. The $1.2 million provision for 2008 includes $818,000 of valuation allowances related to impaired loans. The negative loss provision for the year ended December 31, 2007 was due to recoveries from the CLC Creditors Trust on previously charged off loans. Based on a general review of the loans that were in the loan portfolio at December 31, 2008, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the year ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities available for sale	$66	$—	$66	100.00%
Gain on sale of loans	58	47	11	23.40
Origination of mortgage servicing rights, net of amortization	3	2	1	50.00
Customer service fees	256	239	17	7.11
Income on bank owned life insurance	60	5	55	1,100.00
Other	49	35	14	40.00

Total other income	$492	$328	$164	50.00%

The increase in other income was primarily due to gains on the sale of securities available for sale and income on bank owned life insurance that was purchased during the fourth quarter of 2007. The increase in customer service fees was primarily due to an increase in the number of checking accounts with overdraft and ATM activity.

Other Expenses. The following table summarizes other expenses for the year ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,732	$1,701	$31	1.82%
Directors fees	84	85	(1)	(1.18)
Occupancy	488	480	8	1.67
Deposit insurance premium	76	21	55	261.90
Legal and professional services	193	270	(77)	(28.52)
Data processing	283	239	44	18.41
Loss on sale of foreclosed real estate	8	—	8	(100.00)
Loss on sale of repossessed assets	24	—	24	(100.00)
Other	529	538	(9)	(1.67)

Total other expenses	$3,417	$3,334	$83	2.49%

Efficiency ratio(1)	64.30%	70.24%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The increase in deposit insurance premiums was primarily due to the depletion of our one-time credit from the FDIC. Legal and professional costs decreased due primarily to a decrease in the amount paid for audit, accounting and compliance services, offset by an increase in the amount paid for legal services.

Income Taxes. Income tax expense was $257,000 for the year ended December 31, 2008, compared to $1.3 million for the same period in 2007. The difference in income tax expense for the periods is a direct result of the differences in pre-tax income for the applicable periods.

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

	Year Ended December 31,
	2008			2007			2006
	(Dollars in Thousands)
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
ASSETS
Interest-earning assets
Securities, net(1)	$28,690	$1,391	4.85%	$35,436	$1,775	5.01%	$37,628	$1,753	4.66%
Loans receivable, net(2)	158,121	10,039	6.35%	151,510	10,038	6.63%	130,024	8,234	6.33%
Non-marketable equity securities	2,535	2	0.08%	2,535	60	2.37%	3,368	114	3.38%
Other investments	6,177	106	1.72%	5,281	252	4.77%	4,594	227	4.94%

Total interest-earning assets	195,523	11,538	5.90%	194,762	12,125	6.23%	175,614	10,328	5.88%

Non-interest-earning assets	12,502			13,640			13,985

TOTAL ASSETS	$208,025			$208,402			$189,599

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$11,398	$251	2.20%	$8,350	$205	2.46%	$10,346	$222	2.15%
Passbook accounts	11,054	55	0.50%	11,142	56	0.50%	10,988	59	0.54%
Certificates of Deposit accounts	148,812	6,353	4.27%	153,435	7,380	4.81%	136,352	5,698	4.18%
Checking	9,096	53	0.58%	9,638	55	0.57%	8,967	55	0.61%
Advances from Federal Home Loan Bank	1,050	4	0.38%	292	10	3.42%	—	—	0.00%

Total interest-bearing liabilities	181,410	6,716	3.70%	182,857	7,706	4.21%	166,653	6,034	3.62%

Non-interest-bearing liabilities	5,969			4,595			2,919

TOTAL LIABILITIES	187,379			187,452			169,572
EQUITY	20,646			20,950			20,027

TOTAL LIABILITIES AND EQUITY	$208,025			$208,402			$189,599

NET INTEREST INCOME		$4,822			$4,419			$4,294

NET INTEREST RATE SPREAD(3)			2.20%			2.01%			2.26%

NET INTEREST MARGIN(4)			2.47%			2.27%			2.45%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.78%			106.51%			105.38%

(1)	Includes unamortized discounts and premiums.

(2)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $229,000, $195,000, and $145,000, for 2008, 2007 and 2006, respectively.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	2008 COMPARED TO 2007 INCREASE (DECREASE) DUE TO			2007 COMPARED TO 2006 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$(327)	$(57)	$(384)	$(110)	$132	$22
Loans receivable, net	420	(419)	1	1,424	380	1,804
Non-marketable equity securities	—	(58)	(58)	(20)	(34)	(54)
Other investments	15	(161)	(146)	33	(8)	25

Total interest-earning assets	$108	$(695)	$(587)	$1,327	$470	$1,797

Interest expense on
Money Market accounts	$67	$(21)	$46	$(49)	$32	$(17)
Passbook accounts	(1)	—	(1)	1	(4)	(3)
Certificates of Deposit accounts	(197)	(830)	(1,027)	821	861	1,682
Checking	(3)	1	(2)	4	(4)	—
Advances from Federal Home Loan Bank	3	(9)	(6)	10	—	10

Total interest-bearing liabilities	(131)	(859)	(990)	787	885	1,672

Change in net interest income	$239	$164	$403	$540	$(415)	$125

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

Net Portfolio Value. The net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides institutions an interest rate sensitivity report of net portfolio value. The OTS’s simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases by 50 to 300 basis points, or decreases by 50 to 200 basis points instantaneously in 50 and 100 basis point increments. Due to interest rates reaching historically low levels in 2008, the OTS removed the 200 point decrease from the model. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, as of the periods indicated, net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

	December 31, 2008
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$12,828	$(5,527)	-30.00%	6.49%	(236)
+200	15,318	(3,036)	-17.00%	7.61%	(125)
+100	17,139	(1,215)	-7.00%	8.38%	(48)
50	17,811	(544)	-3.00%	8.65%	(21)
0	18,355	—	—	8.86%	—
-50	18,494	139	1.00%	8.89%	3
-100	18,678	324	2.00%	8.95%	9

	December 31, 2007
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$10,885	$(8,522)	-44.00%	5.58%	(381)
+200	14,112	(5,295)	-27.00%	7.08%	(231)
+100	17,021	(2,386)	-12.00%	8.37%	(102)
50	18,292	(115)	-6.00%	8.92%	(47)
0	19,407	—	—	9.39%	—
-50	20,373	966	5.00%	9.78%	40
-100	21,176	1,769	9.00%	10.10%	72
-200	$22,303	$2,896	15.00%	10.53%	114

The table above indicates that at December 31, 2008, in the event of a 100 basis point decrease in interest rates, we would experience an increase of approximately 2% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 17% in net portfolio value.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 7.4% for the year ended December 31, 2008 compared to 11.6% for the year ended December 31, 2007. The decrease in average liquidity was primarily due to decreased deposit inflows and the purchase of mortgage backed securities, which are not included in liquidity calculations. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included with the Consolidated Financial Statements which begin on page F-1 of this Form 10-K.

Our primary investing activities are the origination and purchase of one- to four-family, non-residential real estate and multi-family and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2008 and 2007, our loan originations totaled $25.4 million and $40.1 million, respectively. For the years ended December 31, 2008 and 2007, we purchased loans totaling $2.6 million and $6.8 million, respectively. For the years ended December 31, 2008 and 2007, we received $2.8 million and $3.1 million, respectively, from the sale of loans, resulting in gains of $58,000 and $47,000, respectively. Cash received from the calls, maturities and pay-downs on securities totaled $11.6 million and $17.2 million for the years ended December 31, 2008 and 2007, respectively. We purchased $15.5 million and $5.5 million in securities for the years ended December 31, 2008 and 2007, respectively. For a more detailed breakdown of our loan activity, see the section entitled “Our Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits decreased $7.9 million for the year ended December 31, 2008 and increased $225,000 for the year ended December 31, 2007. For a more detailed breakdown of our deposit activity, see the section entitled “Deposit Activities and Other Sources of Funds.”

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances. We had advances from the FHLBC of $6.3 million and none, for the years ended, December 31, 2008 and 2007, respectively. We had an available borrowing limit of $46.9 million for both years, based on 20 times the value of our capital stock investment in the FHLBC.

At December 31, 2008 we had outstanding commitments to originate loans of $4.9 million, unfunded commitments under lines of credit of $8.6 million, unfunded commitments on construction loans of $1.1 million, and unfunded standby letters of credit of $148,000. At December 31, 2008, certificates of deposit scheduled to mature in less than one year totaled $118.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect in its financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(revised) (SFAS No. 141(R)), Business Combinations. The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expensed as incurred. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, this Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009.

On February 20, 2008, the FASB issued FSP No. FAS 140-3 (FSP 140-3), Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under Statement of Financial Accounting Standards No. 140, unless certain criteria are met. This Statement is effective for fiscal years beginning after November 15, 2008. Accordingly, this Statement is effective for the Company beginning on January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for annual financial statements issued for periods beginning after November 15, 2008, with early application encouraged. The Company will adopt the Standard as of January 1, 2009. SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption of SFAS 161 will not have an impact on the Company’s financial position and results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages F-1 through F-32 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to page 49 of this Annual Report on Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2009 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Securities Authorized for Issuance under Equity Compensation Plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	98,117	12.21	10,903
Equity Compensation Plans not Approved by Stockholders	—	—	—

Total	98,117	12.21	10,903

(b)	Stock Ownership. The information required in response to this item will be contained in the Proxy Statement under the caption “Stock Ownership” and the information included therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 1—Election of Directors and Transactions with Related Persons” and the information included therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 2—Ratification of Independent Registered Public Accounting Firm” and the information included therein is incorporated herein by reference.

ITEM 15.	EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1	Ottawa Savings Bank Employee Stock Ownership Plan and Trust Agreement, (incorporated by reference to Exhibit 10.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.2	ESOP Loan Documents, (incorporated by reference to Exhibit 10.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.3	Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Gary L. Ocepek.

10.4	Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Jon L. Kranov.

10.5	Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Philip B. Devermann.

10.6	Ottawa Savings Bancorp, Inc. Director Emeritus Plan, (incorporated by reference to Exhibit 10.6 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.7	Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

10.8	Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.9	Ottawa Savings Bank Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)

10.10	Amendment to Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

10.11	Salary Continuation Agreement between Ottawa Savings Bank and Gary L. Ocepek, as amended.

10.12	Salary Continuation Agreement between Ottawa Savings Bank and Jon L. Kranov, as amended.

10.13	Salary Continuation Agreement between Ottawa Savings Bank and Philip B. Devermann, as amended.

11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reverence to Exhibit 14.1 to Company’s 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2007)

Exhibit No.	Description of Exhibit
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company’s 2005 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2006)

23.1	Consent of McGladrey and Pullen, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ottawa Savings Bancorp, Inc.

Ottawa, Illinois

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine managements’ assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in the accompanying management’s report on internal control over financial reporting and, accordingly, we do not express an opinion theron.

/s/ MCGLADREY & PULLEN, LLP
Champaign, Illinois March 25, 2009

McGladrey & Pullen LLP serves clients’ global business needs through its membership in RSM International (an affiliation of separate and independent accounting and consulting firms)

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Cash and due from banks	$1,432,594	$2,469,629
Interest bearing deposits	1,664,148	5,115,608

Total cash and cash equivalents	3,096,742	7,585,237
Securities held to maturity (fair value of $821,840 and $961,861 at December 31, 2008 and 2007, respectively)	839,236	976,394
Securities available for sale	30,582,039	25,834,721
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $1,604,731 and $605,450 at December 31, 2008 and 2007, respectively	156,444,223	157,702,260
Premises and equipment, net	7,503,726	7,755,284
Accrued interest receivable	981,330	1,055,328
Mortgage servicing rights	107,274	104,077
Foreclosed real estate	95,000	108,159
Deferred tax asset	1,182,387	1,032,798
Cash value of life insurance	1,465,753	1,405,380
Other assets	1,081,825	1,219,086

Total assets	$205,914,487	$207,313,676

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,295,792	$2,626,967
Interest bearing	172,934,309	180,454,652

Total deposits	175,230,101	183,081,619
Accrued interest payable	204,425	132,746
FHLB Advances	6,300,000	—
Other liabilities	2,180,283	2,142,025

Total liabilities	183,914,809	185,356,390

Commitments and contingencies (Note 14)
Redeemable common stock held by ESOP plan	171,270	171,709

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,673,250	8,607,615
Retained earnings	14,976,595	14,670,844
Unallocated ESOP shares	(559,636)	(610,512)
Unearned MRP shares	(379,199)	(479,982)
Accumulated other comprehensive income (loss)	444,672	(24,928)

	23,177,931	22,185,286
Less:
Treasury Shares at cost, 2008 101,894 shares; 2007 21,000 shares	(1,178,253)	(228,000)
Maximum cash obligation related to ESOP shares	(171,270)	(171,709)

Total Stockholders’ Equity	21,828,408	21,785,577

Total liabilities and stockholders’ equity	$205,914,487	$207,313,676

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2008 and 2007

	2008	2007
Interest and dividend income:
Interest and fees on loans	$10,038,939	$10,037,834
Securities:
Mortgage-backed and related securities	1,049,432	1,058,117
U.S. agency securities	341,720	716,890
Dividends on non-marketable equity securities	2,331	60,547
Interest-bearing deposits	106,076	251,887

Total interest and dividend income	11,538,498	12,125,275

Interest expense:
Deposits	6,711,308	7,695,951
Other Borrowings	4,489	9,731

Total interest expense	6,715,797	7,705,682

Net interest income	4,822,701	4,419,593
Provision for loan losses	1,164,126	(2,132,100)

Net interest income after provision for loan losses	3,658,575	6,551,693

Other income:
Gain (loss) on sale of securities available for sale	65,629	(164)
Gain on sale of loans	57,785	46,880
Origination of mortgage servicing rights, net of amortization	3,197	1,922
Customer service fees	255,604	238,976
Income on bank owned life insurance	60,373	5,380
Other	49,120	34,565

Total other income	491,708	327,559

Other expenses:
Salaries and employee benefits	1,732,186	1,700,650
Directors fees	84,314	84,643
Occupancy	488,209	480,652
Deposit insurance premium	75,934	21,365
Legal and professional services	192,319	269,847
Data processing	282,678	238,824
Loss on sale of foreclosed real estate	8,350	—
Loss on sale of reposessed assets	23,612	—
Other	528,936	538,183

Total other expenses	3,416,538	3,334,164

Income before income taxes	733,745	3,545,088
Income tax expense	257,217	1,335,802

Net income	$476,528	$2,209,286

Basic earnings per share	$0.23	$1.04

Diluted earnings per share	$0.23	$1.04

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2006	22,249	8,536,872	12,647,340	(661,388)	(579,449)	(415,995)	—	(128,307)	19,421,322
Comprehensive income:
Net income	—	—	2,209,286	—	—	—	—	—	2,209,286
Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $201,402	—	—	—	—	—	390,959	—	—	390,959
Reclassification adjustment for losses included in net income, net of tax benefit of $56	—	—	—	—	—	108	—	—	108

Comprehensive income									2,600,353

Allocation of 5,087 of ESOP shares	—	10,938	—	50,876	—	—	—	—	61,814
Compensation expense on MRP awards granted	—	—	—	—	99,467	—	—	—	99,467
Compensation expense on RRP options granted	—	59,805	—	—	—	—	—	—	59,805
Cash dividends paid, $0.20 per share	—	—	(185,782)	—	—	—	—	—	(185,782)
Purchase of 21,000 Treasury shares	—	—	—	—	—	—	(228,000)	—	(228,000)
Change related to ESOP shares cash obligation	—	—	—	—	—	—	—	(43,402)	(43,402)

Balance, December 31, 2007	22,249	8,607,615	14,670,844	(610,512)	(479,982)	(24,928)	(228,000)	(171,709)	21,785,577

Comprehensive income:
Net income	—	—	476,528	—	—	—	—	—	476,528
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $264,229	—	—	—	—	—	512,915	—	—	512,915
Reclassification adjustment for gains included in net income, net of tax expense of $(22,314)	—	—	—	—	—	(43,315)	—	—	(43,315)

Comprehensive income									946,128

Allocation of 5,088 of ESOP shares	—	4,622	—	50,876	—	—	—	—	55,498
Compensation expense on MRP awards granted	—	—	—	—	100,783	—	—	—	100,783
Compensation expense on RRP options granted	—	61,013	—	—	—	—	—	—	61,013
Cash dividends paid, $0.20 per share	—	—	(170,777)	—	—	—	—	—	(170,777)
Purchase of 80,894 Treasury shares	—	—	—	—	—	—	(950,253)	—	(950,253)
Change related to ESOP shares cash obligation	—	—	—	—	—	—	—	439	439

Balance, December 31, 2008	$22,249	$8,673,250	$14,976,595	$(559,636)	$(379,199)	$444,672	$(1,178,253)	$(171,270)	$21,828,408

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities
Net income	$476,528	$2,209,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	267,929	266,901
Provision for loan losses	1,164,126	(2,132,100)
Provision for deferred income taxes	(391,504)	292,397
Net amortization of premiums and discounts on securities	18,040	19,306
(Gain) loss on sale of available for sale securities	(65,629)	164
Origination of mortgage loans held for sale	(2,784,833)	(3,148,316)
Proceeds from sale of mortgage loans held for sale	2,842,618	3,195,196
Gain on sale of loans, net	(57,785)	(46,880)
Origination of mortgage servicing rights, net of amortization	(3,197)	(1,922)
Loss on sale of foreclosed real estate	8,350	—
Loss on sale of repossesses assets	23,612	—
ESOP compensation expense	55,498	61,814
MRP compensation expense	100,783	99,467
Compensation expense on RRP options granted	61,013	59,805
Increase in cash surrender value of life insurance	(60,373)	(5,380)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	73,998	(107,715)
Decrease (increase) in other assets	115,881	(53,028)
Increase (decrease) in accrued interest payable and other liabilities	109,937	(184,003)

Net cash provided by operating activities	1,954,992	524,992

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(15,484,658)	(5,466,691)
Sales, calls, maturities and paydowns	11,498,742	16,994,888
Securities held to maturity:
Maturities and paydowns	134,860	202,844
Purchase of life insurance policies	—	(1,400,000)
Net increase in loans	(237,096)	(13,234,761)
Proceeds from sale of foreclosed real estate	222,716	5,000
Proceeds from sale of repossessed assets	110,868	27,457
Purchase of premises and equipment	(16,371)	(155,915)
Purchase of non-marketable equity securities	—	(137,970)

Net cash (used in) investing activities	(3,770,939)	(3,165,148)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(7,851,518)	224,863
Proceeds from Federal Home Loan Bank advances	9,500,000	3,500,000
Principal reduction of Federal Home Loan Bank advances	(3,200,000)	(3,500,000)
Cash dividends paid	(170,777)	(185,782)
Purchase of treasury stock	(950,253)	(228,000)

Net cash (used in) financing activities	(2,672,548)	(188,919)

Net (decrease) in cash and cash equivalents	(4,488,495)	(2,829,075)
Cash and cash equivalents:
Beginning	7,585,237	10,414,312

Ending	$3,096,742	$7,585,237

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$6,639,629	$7,701,835
Interest paid on other borrowings	4,489	9,731
Income taxes, net of refunds received	729,746	893,750
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	346,497	113,159
Other assets acquired in settlement of loans	113,100	88,257
Sale of foreclosed real estate through loan origination	128,590	—
Liability due to the recording of ESOP put options	(439)	43,402

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

Nature of business

The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in providing a variety of financial services to individual and corporate customers in the Ottawa, Illinois area, which is primarily an agricultural area. The Bank’s primary source of revenue is interest and fees related to single-family residential loans to middle-income individuals.

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

Non-marketable equity securities

Investments in the Federal Home Loan Bank, Bankers Bancorp, and the Upper Illinois River Valley Development Corporation are carried at cost.

Since October 2007, the Federal Home Loan Bank of Chicago (FHLBC) has been under a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases, redemptions of FHLBC stock, and dividend declarations are subject to prior written approval from the Finance Board, and the FHLBC has not declared or paid a dividend since the third quarter of 2007. The Company is required to maintain these equity securities as a member of the FHLBC. The Company views its investment in the FHLBC as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s views on the FHLBC’s long term performance, which includes factors such as its operating performance, the severity and duration of declines of the market value of its net assets relative to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislative and regulation changes on FHLBC and accordingly, on the members of FHLBC, and its liquidity and funding position. The FHLBC reported net income during the third quarter of 2008. The Company does not believe that its investment in the FHLB was impaired as of December 31, 2008.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as either, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109 (FIN 48), effective January 1, 2007. No adjustment was recognized for uncertain tax positions. The Company is subject to U.S. Federal income taxes, as well as State of Illinois income taxes. Tax years ending December 31, 2004 through December 31, 2007 remain open to examination by these jurisdictions. The Company recognizes interest and penalties related to tax positions in income tax expense. At December 31, 2008, there was no accrual for uncertain tax positions or related interest.

Premises and equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. Premises and equipment are depreciated using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets:

Years
Buildings	5 - 50
Furniture and equipment	5 - 39

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

In accordance with the provisions of SFAS 123(R), the Company recognizes compensation cost for all stock-based awards granted on or after November 21, 2006, based on the estimated grant date fair value. The fair value of stock options are estimated using a Black-Scholes option pricing model and amortized to expense over the option’s vesting periods, as more fully disclosed in Note 11.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed Note 15. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Fair value measurement

The Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The adoption of SFAS 157 did not have a material impact on the consolidated financial statements or results of operations of the Company. SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis. See Note 15 for additional information.

The Company also adopted Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115, as of January 1, 2008. SFAS 159 provides companies the option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. The Company has not elected the fair value option for any financial assets or liabilities.

Earnings per share

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and vested stock awards. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options.

	Years ended December 31,
	2008	2007
Net income available to common stockholders	$476,528	$2,209,286

Basic potential common shares:
Weighted average shares outstanding	2,145,282	2,224,001
Weighted average unallocated Employee Stock Ownership Plan shares	(58,699)	(63,782)
Weighted average unvested MRP shares	(35,367)	(42,755)

Basic weighted average shares outstanding	2,051,216	2,117,464
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares**	15,548	—
Weighted average RRP options outstanding**	—	—

Dilutive weighted average shares outstanding	2,066,764	2,117,464

Basic earnings per share	$0.23	$1.04

Diluted earnings per share	$0.23	$1.04

**	The effect of share options for 2008 and the effect of share awards and options for 2007 were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

Recent accounting pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(revised) (SFAS No. 141(R)), Business Combinations. The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expensed as incurred. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, this Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009.

On February 20, 2008, the FASB issued FSP No. FAS 140-3 (FSP 140-3), Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under Statement of Financial Accounting Standards No. 140, unless certain criteria are met. This Statement is effective for fiscal years beginning after November 15, 2008. Accordingly, this Statement is effective for the Company beginning on January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for annual financial statements issued for periods beginning after November 15, 2008, with early application encouraged. The Company will adopt the Standard as of January 1, 2009. SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption of SFAS 161 will not have an impact on the Company’s financial position and results of operations.

Note 2. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2008 and 2007, these reserve balances amounted to $250,000 and $25,000 respectively.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 3. Investment Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Held to Maturity
Mortgage-backed securities	$839,236	$887	$18,283	$821,840

Available for Sale
U.S. agency securities	$7,354,779	$240,124	$—	$7,594,903
Mortgage-backed securities	22,553,515	526,423	92,802	22,987,136

	$29,908,294	$766,547	$92,802	$30,582,039

December 31, 2007:
Held to Maturity
Mortgage-backed securities	$976,394	$1,848	$16,382	$961,861

Available for Sale
U.S. agency securities	$5,686,459	$65,806	$140	$5,752,125
Mortgage-backed securities	20,186,032	109,966	213,402	20,082,596

	$25,872,491	$175,772	$213,542	$25,834,721

At December 31, 2008 and 2007, U.S. agency securities with a carrying value of approximately $3,150,000 and $2,860,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value at December 31, 2008, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	1,983,092	2,015,310
Due after five years through ten years	—	—	5,371,687	5,579,593
Due after ten years	—	—	—	—
Mortgage-backed securities	839,236	821,840	22,553,515	22,987,136

	$839,236	$821,840	$29,908,294	$30,582,039

Proceeds from the sale of securities were $3,553,875 in 2008 and $4,148,223 in 2007. There were $65,629 in gross realized gains in 2008 and $7,907 in gross realized gains in 2007. Gross realized losses amounted to none for 2008 and $8,071 in 2007. The tax (provision) benefit applicable to these net realized gains and losses amounted to $(22,314) and $56, respectively.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Securities Held to Maturity
Mortgage-backed securities	$271,186	$3,443	$481,093	$14,840	$752,279	$18,283

Securities Available for Sale
Mortgage-backed securities	$774,031	$18,049	$1,755,852	$74,753	$2,529,883	$92,802

December 31, 2007
Securities Held to Maturity
Mortgage-backed securities	$75,201	$281	$585,206	$16,101	$660,407	$16,382

Securities Available for Sale
Debt securities:
U.S. agency securities	$—	$—	$999,860	$140	$999,860	$140
Mortgage-backed securities	1,984,350	27,499	9,178,645	185,903	11,162,995	213,402

	$1,984,350	$27,499	$10,178,505	$186,043	$12,162,855	$213,542

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

At December 31, 2008, 35 securities have unrealized losses with aggregate depreciation of 3.27% from the Company’s amortized cost basis. These unrealized losses relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 4. Loans

The components of loans are as follows:

	December 31,
	2008	2007
Mortgage loans:
Secured by one-to-four family residences	$100,056,725	$96,570,717
Multi-family	3,808,419	5,541,828
Construction	5,158,171	8,138,616
Home equity lines of credit	8,751,803	7,930,973

	117,775,118	118,182,134
Less:
Undisbursed portion of construction and other mortgage loans	(1,034,654)	(2,171,456)

Total mortgage loans	116,740,464	116,010,678
Other loans:
Non-residential real estate	22,472,897	27,748,261
Non-residential lines of credit	1,302,572	825,188
Commercial	4,367,219	2,600,639
Commercial lines of credit	3,245,627	875,903
Consumer loans	10,080,691	11,404,193

	41,469,006	43,454,184
Less:
Undisbursed portion of non-residential and commercial loans	(78,946)	(1,090,957)

Total other loans	41,390,060	42,363,227

Less: Allowance for loan losses	(1,604,731)	(605,450)
Less: Deferred loan (fees)	(81,570)	(66,195)

Loans, net	$156,444,223	$157,702,260

Activity in the allowance for loan losses is summarized as follows for the year ended December 31:

	Years Ended December 31,
	2008	2007
Balance at beginning of year	$605,450	$419,685
Provision charged (credited) to income	1,164,126	(2,132,100)
Loans charged off	(168,508)	(55,597)
Recoveries of loans previously charged off	3,663	2,373,462

Balance at end of year	$1,604,731	$605,450

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

The following is a summary of information pertaining to impaired and non-accrual loans:

	Years Ended December 31,
	2008	2007
Impaired loans without a valuation allowance	$—	$53,787
Impaired loans with a valuation allowance	1,413,888	—

Total impaired loans	$1,413,888	$53,787

Valuation allowance related to impaired loans	$818,063	$—

Total non-accrual loans	$5,207,757	$2,551,092

Total loans past due ninety days or more and still accruing	$73,411	$352,923

	Years Ended December 31,
	2008	2007
Average investment in impaired loans	$400,512	$10,494

Interest income recognized on impaired loans	$—	$—

Interest income recognized on a cash basis on impaired loans	$—	$—

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

Note 5. Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $16,365,679 and $15,769,178 at December 31, 2008 and 2007, respectively.

Note 6. Accrued Interest Receivable

Accrued interest receivable at December 31, 2008 and 2007, are summarized as follows:

	2008	2007
U.S. agency securities	$74,163	$70,077
Mortgage-backed securities	96,467	86,009
Loans	810,700	899,242

	$981,330	$1,055,328

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 7. Premises and Equipment

Premises and equipment at December 31, 2008 and 2007, are summarized as follows:

	2008	2007
Cost:
Land	$1,966,899	$1,966,899
Buildings	6,681,721	6,681,721
Furniture and equipment	1,476,809	1,480,210

	10,125,429	10,128,830
Less: Accumulated depreciation	2,621,703	2,373,546

	$7,503,726	$7,755,284

Note 8. Deposits

Deposits at December 31, 2008 and 2007 are summarized as follows:

	2008		2007
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$2,295,792	1.31%	$2,626,967	1.44%

Interest bearing checking	8,801,632	5.02%	9,460,205	5.17%
Money market	12,353,974	7.05%	7,857,370	4.29%
Passbook savings	10,584,170	6.04%	11,084,213	6.05%
Certificates of deposit	141,194,533	80.58%	152,052,864	83.05%

Interest bearing	172,934,309	98.69%	180,454,652	98.56%

Total	$175,230,101	100.00%	$183,081,619	100.00%

Interest expense on deposits for the years ended December 31, 2008 and 2007, is summarized as follows:

	2008	2007
Money market	$250,859	$204,563
Passbook savings	55,415	55,794
Certificates of deposit	6,352,347	7,380,527
Checking	52,687	55,067

	$6,711,308	$7,695,951

Deposits from directors, principal officers, and their immediate families at December 31, 2008 and 2007 were $1,093,416 and $1,137,443, respectively.

The aggregate amount of public deposits at December 31, 2008 and 2007 were $7,631,450 and $8,134,311, respectively.

The aggregate amount of jumbo certificates of deposit within a minimum denomination of $100,000 was approximately $37,381,000 and $39,037,000 at December 31, 2008 and 2007, respectively.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2008, scheduled maturities of certificates of deposit are as follows:

2009	$118,721,090
2010	5,295,012
2011	1,245,655
2012	10,266,310
2013	5,666,466

$141,194,533

The Bank held brokered deposits of approximately $23,041,000 and $21,276,000 at December 31, 2008 and 2007, respectively. The broker receives a fee from the Bank for the brokered deposits. Total fee expense of $26,845 and $11,859 were recognized for the years ended December 31, 2008 and 2007, respectively.

Note 9. Borrowings

Our borrowings consist of open line advances from the Federal Home Loan Bank of Chicago. The interest rate on the open line advance can change daily and at December 31, 2008, the rate was .52%. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2008, we had the ability to borrow an additional $40.6 million from the FHLBC, based on 20 times the value of the Bank’s FHLBC stock, less outstanding advances.

	December 31,
	2008	2007
Advances from the Federal Home Loan Bank	$6,300,000	$—

Note 10. Employment Benefit and Retirement Plans

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2008, 5,088 shares, with an average fair value of $10.91 per share were committed to be released, resulting in ESOP compensation expense of $55,498, as compared to 5,087 shares, with an average fair value of $12.15 per share, resulting in ESOP compensation expense of $61,814 for 2007.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2008 and 2007, respectively, 19,030 shares at a fair value of $9.00, and 15,263 shares at a fair value of $11.25, have been classified as mezzanine capital.

	December 31,
	2008	2007
Shares allocated	20,351	15,263
Shares withdrawn from the plan	(1,321)	—
Unallocated shares	55,963	61,051

Total ESOP shares	74,993	76,314

Fair value of unallocated shares	$503,667	$686,824

Defined benefit retirement plan

The Bank had a qualified defined-benefit retirement plan covering substantially all of its employees with the Financial Institutions Retirement Fund. The Financial Institutions Retirement Fund is a tax-qualified pension trust covering multiple participating employers, employee-members and retirees and beneficiaries. On February 23, 2007, the Board of Directors of Ottawa Savings Bank approved the freezing of the Bank’s multi-employer benefit pension plan effective April 1, 2007. Effective with the freeze, each active participant’s pension benefit was determined based on a participant’s compensation and period of employment as of March 31, 2007.

The Ottawa Savings Bank Defined Benefit Plan was established on April 1, 2007 as a single employer plan to facilitate the distribution of plan assets received from the Financial Institutions Retirement Fund. Expenses of $123,761 and $124,850 were recorded for the years ended December 31, 2008 and 2007, respectively. The Ottawa Savings Bank Defined Benefit Plan was terminated on September 30, 2008. Governmental regulations impose certain requirements relative to plan terminations. An employer may be liable for a portion of the plan’s unfunded vested benefits. The Bank has not received information from the plan’s administrators to determine its share of unfunded vested benefits, however management has accrued approximately $346,000 in anticipation of additional funding requirements.

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent ratably over the remaining years to the date when the executive is first eligible for benefits. The SERP compensation charged to expense totaled $124,200 and $84,300 for the years ended December 31, 2008 and 2007, respectively.

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation subject to certain limits based on federal tax laws. In conjunction with the freeze of the Defined Benefit Plan, the Bank increased its matching contributions in the current 401(k) plan from

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

50 percent of the first 5 percent to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. During April 2007, the Bank also began to make discretionary contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Additionally, the Bank increased the maximum amount of voluntary deferrals allowed under the 401(k) plan from 15 percent to 75 percent of an employee’s salary, subject to all applicable federal tax laws and plan limits. Matching contributions vest to the employee equally over a five-year period. Matching expense was $58,676 for 2008 and $47,158 for 2007.

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2008 and 2007 were $66,728 and $70,412, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $776,866 and $874,696 as of December 31, 2008 and 2007, respectively.

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation:

	December 31,
	2008	2007
Number of participants:
Retirees	3	4
Active employees—fully eligible	1	1
Active employees—not yet eligible	4	4

Total	8	9

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Obligations and funded status:

	Year ended December 31,
	2008	2007
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$227	$234
Service cost	3	3
Interest cost	13	14
Actuarial (gain)	(47)	(17)
Benefits paid	(4)	(7)

Benefit obligation at end of year	192	227

Change in plan assets
Employer contributions	4	7
Benefits paid	(4)	(7)

Fair value of plan assets at year end	—	—
Funded status	(192)	(227)
Actuarial (gain)	(230)	(192)

Net amount recognized	$(422)	$(419)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2008	2007
Accumulated post-retirement benefit obligation:
Retirees	$(34,305)	$(102,235)
Active employees—fully eligible	(49,766)	(38,603)
Active employees—not yet eligible	(108,007)	(86,001)

Total	(192,078)	(226,839)
Plan assets at fair value	—	—
Funded status	(192,078)	(226,839)
Actuarial (gain)	(229,530)	(192,502)

(Accrued) cost included in other liabilities	$(421,608)	$(419,341)

Components of Net Periodic Benefit Cost:

	December 31,
	2008	2007
Service cost	$3,375	$2,761
Interest cost	13,365	13,812
Amortization net gain	(10,614)	(10,150)

Net cost	$6,126	$6,423

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Weighted average assumptions used to determine net periodic benefit cost:

	December 31,
	2008	2007
Discount rate	6.50%	6.00%
Expected long-term return on plan assets	—	—
Rate of compensation increase	—	—

Assumed health care cost trend rates:

	December 31,
	2008	2007
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2013	2012

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligation	$29	$(24)

Cash Flows:

Contributions: The Bank expects to contribute $4,500 to its other post-retirement benefit plan in 2009.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Other Benefits
(Amounts in thousands)
2009	$4
2010	8
2011	8
2012	8
2013	9
2014-2018	58

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 11. Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, the Company granted 37,065 of the 43,608 shares of restricted stock on November 21, 2006. The 43,608 shares were purchased by the Company in November 2006, at an average cost of $13.46 per share. These shares vest in equal installments over a five year period, with ownership of the shares transferring to the recipient upon vesting. On December 21, 2008 the Company granted an additional 2,180 shares. The unamortized cost of shares not yet vested of $379,199 and $479,982 at December 31, 2008 and 2007, respectively, is reported as reductions of stockholders’ equity.

A summary of the status of the MRP stock awards is as follows:

Restricted Stock Awards at December 31, 2008	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	29,654	$13.46
Granted	2,180	9.90
Vested and transferred to recipients	(7,411)	13.46
Forfeited	—	—

Outstanding and non-vested at end of year	24,423	$13.14

Restricted Stock Awards at December 31, 2007	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	37,065	$13.46
Granted	—	—
Vested and transferred to recipients	(7,411)	13.46
Forfeited	—	—

Outstanding and non-vested at end of year	29,654	$13.46

The total compensation cost at December 31, 2008, related to non-vested shares not yet recognized was approximately $320,000 with an average expense recognition period of 2.1 years. The Company recognized compensation expense of approximately $100,800 and $99,500, and a deferred tax asset of approximately $8,000 and $7,900 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, 24,423 shares remain non-vested and are expected to be exercisable in accordance with their original terms.

Stock option plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of stock options to directors, officers and employees. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, on November 21, 2006, the Company granted stock options to purchase 92,666 shares of the Company’s common stock, at an exercise price of $12.35 per share on November 21, 2006. Under the same plan, on December 21, 2008, the Company granted stock options to purchase 5,421 shares of the Company’s common stock, at an exercise price of $9.90 per share. The options become exercisable in equal installments over a five year period from the grant date. The options expire ten years from the grant date.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. The fair value of the options granted on December 21, 2008 were estimated at the grant date using the Black-Scholes model and the following assumptions:

Black-Scholes assumptions at December 21, 2008
Dividend rate	0.51%
Risk-free interest rate	1.66%
Expected time to exercise	7 years
Volatility	35.62%

A summary of the status of the outstanding RRP stock options is as follows:

Stock Options at December 31, 2008	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	92,666	$12.35	8.90 years	$(101,933)

Granted	5,451	9.90	9.98 years

Exercised	—	—
Forfeited	—	—

Outstanding at end of year	98,117	$12.21	8.01 years	$(315,337)

Exercisable at year end	37,062	$12.35	7.90 years	$(124,158)

Weighted average fair value per option granted during the year		$3.71

Stock Options at December 31, 2007	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	92,666	$12.35	9.90 years	$24,093

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	92,666	$12.35	8.90 years	$(101,933)

Exercisable at year end	18,531		8.90 years	$(20,384)

A summary of the vesting status of the RRP stock options at December 31, 2008 is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Non-vested at beginning of year	74,135	$12.35
Granted	5,451	9.90
Vested	(18,531)	12.35
Forfeited	—	—

Non-vested at end of year	61,055	$12.13

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The total compensation cost at December 31, 2008, related to non-vested options not yet recognized was approximately $196,471 with an average expense recognition period of 2.1 years. The Company recognized compensation expense of approximately $61,000 and $60,000, and a deferred tax asset of approximately $4,900 and $4,800 for the years ended December 31, 2008 and 2007, respectively.

Note 12. Income Taxes

The Company and Bank file consolidated federal income tax returns on a calendar year basis.

Income tax expense is summarized as follows:

	Years Ended December 31,
	2008	2007
Federal:
Current	$624,141	$1,043,405
Deferred	(398,738)	135,652

	225,403	1,179,057

State:
Current	24,580	—
Deferred	7,234	156,745

	31,814	156,745

	$257,217	$1,335,802

The Company’s income tax expense differed from the maximum statutory federal rate of 35% for the years ended December 31, 2008 and 2007, as follows:

	Years Ended December 31,
	2008	2007
Expected income taxes	$256,811	$1,240,781
Income tax effect of:
State taxes, net of federal tax benefit	20,679	101,884
Income taxed at lower rates	(7,337)	(35,451)
Other	(12,936)	28,588

	$257,217	$1,335,802

The components of the net deferred tax asset are as follows:

	December 31,
	2008	2007
Deferred tax assets
Employee benefit plans	$680,765	$628,790
Allowance for loan losses	623,117	235,096
Other	107,578	85,744
Unrealized loss on securities available for sale	—	12,842
Net operating loss carryforwards	—	70,326

	1,411,460	1,032,798

Deferred tax liabilities
Unrealized gain on securities available for sale	(229,073)	—

Net deferred tax asset	$1,182,387	$1,032,798

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Retained earnings at December 31, 2008 include approximately $1,169,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $453,000 at December 31, 2008. Management has determined that the probability of recapturing the reserve is not sufficient to record a liability in accordance with FIN48, therefore no disclosure is necessary.

Note 13. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes as of December 31, 2008 and 2007, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Total Risk-Based Capital (to Risk Weighted Assets)	$21,594,664	17.64%	$9,790,778	8.00%	$12,238,473	10.00%
Tier I Capital (to Risk Weighted Assets)	$20,063,930	16.39%	$4,895,389	4.00%	$7,343,084	6.00%
Tier I Capital (to Adjusted Total Assets)	$20,063,930	9.81%	$8,183,269	4.00%	$10,229,087	5.00%
Tangible Capital (to Adjusted Total Assets)	$20,063,930	9.81%	$3,068,726	1.50%	N/A	N/A
December 31, 2007:
Total Risk-Based Capital (to Risk Weighted Assets)	$21,310,997	17.15%	$9,940,561	8.00%	$12,425,701	10.00%
Tier I Capital (to Risk Weighted Assets)	$20,705,547	16.66%	$4,970,280	4.00%	$7,455,421	6.00%
Tier I Capital (to Adjusted Total Assets)	$20,705,547	10.02%	$8,268,090	4.00%	$10,335,112	5.00%
Tangible Capital (to Adjusted Total Assets)	$20,705,547	10.02%	$3,100,534	1.50%	N/A	N/A

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 14. Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse affect on the financial position of the Bank.

The Company’s mutual holding company waived its share of dividends declared by the Company amounting to $244,740 for both years ended December 31, 2008 and 2007.

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

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Variable rate	Fixed rate	Total	Range of rates on fixed rate commitments
As of December 31, 2008:
Commitments to originate loans	$2,692,900	$2,157,648	$4,850,548	4.75%-7.75%
Unfunded commitments on construction loans	895,835	217,765	1,113,600	5.25%-7.25%
Unfunded commitments under lines of credit	8,636,401	—	8,636,401	—

	12,225,136	2,375,413	14,600,549
Standby letters of credit	148,414	—	148,414	—

	$12,373,550	$2,375,413	$14,748,963

As of December 31, 2007:
Commitments to originate loans	$210,700	$518,984	$729,684	7.25%-8.50%
Unfunded commitments on construction loans	2,866,963	395,450	3,262,413	6.875%-7.25%
Unfunded commitments under lines of credit	8,255,429	—	8,255,429	—

	11,333,092	914,434	12,247,526
Standby letters of credit	67,063	—	67,063	—

	$11,400,155	$914,434	$12,314,589

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

Note 15. Fair Values Measurements

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

Impaired Loans

Impaired loans are evaluated and adjusted to fair value at the time the loan is identified as impaired. Impaired loans are carried at the lower of cost or fair value. Fair value is measured based on the value of the

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

collateral securing these loans. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at December 31, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
Securities available for sale	$—	$30,582,039	$—	$30,582,039

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$—	$136,920	$—	$136,920
Impaired loans	—	285,042	310,783	595,825

Note 16. Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. Fair value is determined under the framework established by SFAS 157. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the company. The following information presents estimated fair value of the Company’s financial instruments as of December 31, 2008 and 2007 and the methods and assumptions used to estimate those values.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Securities: Securities classified as available for sale are recorded at fair value on a recurring basis utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things. The carrying value of non-marketable equity securities approximates fair value.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using underlying collateral values, where applicable.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued Interest Receivable and Payable: The carrying amounts of accrued interest receivable and payable approximate fair values.

Mortgage Servicing Rights: The carrying amounts of these rights approximate their fair values.

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2008 and 2007, these items are immaterial in nature.

FHLB Advances: Due to the short term nature of the advances, the carrying amounts of these advances approximate their fair values.

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$3,096,742	$3,096,742	$7,585,237	$7,585,237
Securities	33,956,227	33,938,831	29,346,067	29,331,534
Accrued interest receivable	981,330	981,330	1,055,328	1,055,328
Loans	156,444,223	159,989,000	157,702,260	157,499,000
Mortgage servicing rights	107,274	107,274	104,077	104,077
Financial Liabilities:
Deposits	175,230,101	179,350,000	183,081,619	184,319,000
FHLB advances	6,300,000	6,300,000	—	—
Accrued interest payable	204,425	204,425	132,746	132,746

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 17. Condensed Parent Only Financial Statements

	December 31,
	2008	2007
Statements of financial condition
Assets:
Interest bearing deposits	$159,638	$58,967
Equity in net assets of Ottawa Savings Bank	21,237,048	21,258,009
ESOP note receivable	602,992	640,310

Total assets	$21,999,678	$21,957,286

Liabilities and stockholders’ equity:
Liabilities	$—	$—

Redeemable common stock in ESOP plan	171,270	171,709

Stockholders’ Equity	21,828,408	21,785,577

Total Liabilities and stockholders’ equity	$21,999,678	$21,957,286

	December 31,
	2008	2007
Statements of income
Equity in net income of subsidiary	$492,145	$2,209,711
Interest income	49,236	59,413

Operating income	541,381	2,269,124
Other expenses	64,853	64,838

Income before income tax benefit	476,528	2,204,286
Income tax (benefit) expense	—	(5,000)

Net income	$476,528	$2,209,286

	December 31,
	2008	2007
Statements of cash flows
Operating activities:
Net income	$476,528	$2,209,286
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of net income of subsidiary	(492,145)	(2,209,711)

Net cash used in operating activities	(15,617)	(425)

Investing activities:
Dividends received from subsidiary	1,200,000	—
Payments received on ESOP note receivable	37,318	35,227

Net cash provided by investing activities	1,237,318	35,227

Financing activities:
Cash dividends paid	(170,777)	(185,782)
Purchase of treasury stock	(950,253)	(228,000)

Net cash used in financing activities	(1,121,030)	(413,782)

Net increase (decrease) in cash and cash equivalents	100,671	(378,980)
Cash and cash equivalents:
Beginning of period	58,967	437,947

End of period	$159,638	$58,967

Supplemental Schedule of Noncash Investing and Financing Activities
Liability due to the recording of ESOP put options	$(439)	$43,402

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.

Date: March 27, 2009	By:	/s/ GARY OCEPEK
Gary Ocepek President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY OCEPEK Gary Ocepek	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2009

/s/ JON KRANOV Jon Kranov	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 27, 2009

/s/ JAMES A. FERRERO James A. Ferrero	Director	March 27, 2009

/s/ KEITH JOHNSON Keith Johnson	Director	March 27, 2009

/s/ ARTHUR C. MUELLER Arthur C. Mueller	Director	March 27, 2009

/s/ DANIEL J. REYNOLDS Daniel J. Reynolds	Director	March 27, 2009

S-1