Form 10-Q
period 2009-03-31
Ottawa Savings Bancorp, Inc.
filed 2009-05-11
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 11, 2009
Common Stock, $0.01 par value	2,123,017

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2009

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$1,802,925	$1,432,594
Interest bearing deposits	920,884	1,664,148

Total cash and cash equivalents	2,723,809	3,096,742
Securities held to maturity (fair value of $805,716 and $821,840 at March 31, 2009 and December 31, 2008, respectively)	813,188	839,236
Securities available for sale	28,720,549	30,582,039
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $1,072,696 and $1,604,731 at March 31, 2009 and December 31, 2008, respectively)	154,936,701	156,444,223
Loans held for sale	434,051	—
Premises and equipment, net	7,445,213	7,503,726
Accrued interest receivable	936,377	981,330
Mortgage servicing rights	125,500	107,274
Foreclosed real estate	405,905	95,000
Deferred tax asset	981,620	1,182,387
Cash value of life insurance	1,470,789	1,465,753
Other assets	1,048,657	1,081,825

Total assets	$202,577,311	$205,914,487

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,606,444	$2,295,792
Interest bearing	174,924,366	172,934,309

Total deposits	177,530,810	175,230,101
Accrued interest payable	235,687	204,425
FHLB Advances	—	6,300,000
Other liabilities	2,457,918	2,180,283

Total liabilities	180,224,415	183,914,809

Commitments and contingencies
Redeemable common stock held by ESOP plan	182,718	171,270

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,680,657	8,673,250
Retained earnings	15,114,438	14,976,595
Unallocated ESOP shares	(546,917)	(559,636)
Unearned MRP shares	(345,672)	(379,199)
Accumulated other comprehensive income	606,394	444,672

	23,531,149	23,177,931
Less:
Treasury Shares at cost; 101,894 shares	(1,178,253)	(1,178,253)
Maximum cash obligation related to ESOP shares	(182,718)	(171,270)

Total Stockholders’ Equity	22,170,178	21,828,408

Total liabilities and stockholders’ equity	$202,577,311	$205,914,487

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Income

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Interest and dividend income:
Interest and fees on loans	$2,398,294	$2,545,798
Securities:
Mortgage-backed and related securities	280,493	242,195
U.S. agency securities	86,838	78,724
Interest-bearing deposits	420	48,938

Total interest and dividend income	2,766,045	2,915,655

Interest expense:
Deposits	1,305,681	1,867,679
Other Borrowings	5,932	—

Total interest expense	1,311,613	1,867,679

Net interest income	1,454,432	1,047,976
Provision for loan losses	261,993	(17,578)

Net interest income after provision for loan losses	1,192,439	1,065,554

Other income:
Gain on sale of securities available for sale	—	4,659
Gain on sale of loans	56,105	10,825
Origination of mortgage servicing rights, net of amortization	18,226	3,753
Customer service fees	62,942	57,962
Income on bank owned life insurance	5,036	16,042
Other	10,949	18,845

Total other income	153,258	112,086

Other expenses:
Salaries and employee benefits	468,033	418,140
Directors fees	21,033	21,079
Occupancy	127,448	118,264
Deposit insurance premium	125,702	5,252
Legal and professional services	47,733	73,166
Data processing	68,418	90,659
Foreclosed real estate	68,089	3,408
Loss on sale of foreclosed real estate	—	8,831
Loss on sale of reposessed assets	5,453	10,157
Other	131,154	123,321

Total other expenses	1,063,063	872,277

Income before income taxes	282,634	305,363
Income tax expense	102,950	140,170

Net income	$179,684	$165,193

Basic earnings per share	$0.09	$0.08

Diluted earnings per share	$0.09	$0.08

Dividends per share	$0.05	$0.05

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Comprehensive income:
Net income	$179,684	$165,193
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale arising during period, net of income taxes	161,722	199,564
Less: Reclassification adjustment for gains included in net income, net of tax expense	—	3,075

Comprehensive income	$341,406	$361,682

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net income	$179,684	$168,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,255	65,984
Provision for loan losses	261,993	(17,578)
Provision for deferred income taxes	117,456	64,709
Net amortization of premiums and discounts on securities	6,963	2,533
Gain on sale of available for sale securities	—	(4,659)
Origination of mortgage loans held for sale	(5,098,646)	(1,126,012)
Proceeds from sale of mortgage loans held for sale	4,720,700	958,428
Gain on sale of loans, net	(56,105)	(10,825)
Origination of mortgage servicing rights, net of amortization	(18,226)	(3,753)
Loss on sale of foreclosed real estate	—	8,831
Loss on sale of repossesses assets	5,453	10,157
ESOP compensation expense	11,935	14,203
MRP compensation expense	33,527	25,695
Compensation expense on RRP options granted	8,191	15,556
Increase in cash surrender value of life insurance	(5,036)	(16,042)
Change in assets and liabilities:
Decrease in accrued interest receivable	44,953	95,413
Decrease (increase) in other assets	27,756	(9,813)
Increase in accrued interest payable and other liabilities	308,897	133,906

Net cash provided by operating activities	614,750	375,334

Cash Flows from Investing Activities
Securities available for sale:
Sales, calls, maturities and paydowns	2,100,115	1,305,145
Securities held to maturity:
Maturities and paydowns	25,493	29,467
Net decrease (increase) in loans	913,624	(451,406)
Proceeds from sale of foreclosed real estate	—	15,000
Proceeds from sale of repossessed assets	20,959	59,643
Purchase of premises and equipment	(6,742)	—

Net cash provided by investing activities	3,053,449	957,849

Cash Flows from Financing Activities
Net increase in deposits	2,300,709	2,097,969
Principal reduction of Federal Home Loan Bank advances	(6,300,000)	—
Cash dividends paid	(41,841)	(47,008)
Purchase of treasury stock	—	(265,250)

Net cash (used in) provided by financing activities	(4,041,132)	1,785,711

Net (decrease) increase in cash and cash equivalents	(372,933)	3,118,894
Cash and cash equivalents:
Beginning	3,096,742	7,585,237

Ending	$2,723,809	$10,704,131

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,274,419	$1,833,207
Interest paid on other borrowings	5,932	—
Income taxes, net of refunds received	70,887	132,246
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	310,905	192,826
Other assets acquired in settlement of loans	21,000	30,600
Sale of foreclosed real estate through loan origination	—	28,000
Liability arising from ESOP put options	11,448	10,176

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2008. Certain amounts in the accompanying financial statements and footnotes for 2008 have been reclassified with no effect on net income or stockholders’ equity to be consistent with the 2009 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2009, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.

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

	Three Months Ended March 31,
	2009	2008
Net income available to common stockholders	$179,684	$165,193

Basic potential common shares:
Weighted average shares outstanding	2,123,017	2,192,944
Weighted average unallocated Employee Stock Ownership Plan shares	(55,526)	(60,613)
Weighted average unvested MRP shares	(28,786)	(36,197)

Basic weighted average shares outstanding	2,038,705	2,096,134
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	16,955	3,285
Weighted average RRP options outstanding **	—	—

Dilutive weighted average shares outstanding	2,055,660	2,099,419

Basic earnings per share	$0.09	$0.08

Diluted earnings per share	$0.09	$0.08

**	The effect of share options were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At March 31, 2009, 20,302 shares at a fair value of $9.00 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the plan:

	March 31, 2009	December 31, 2008
Shares allocated	21,623	20,351
Shares withdrawn from the plan	(1,321)	(1,321)
Unallocated shares	54,691	55,963

Total ESOP shares	74,993	74,993

Fair value of unallocated shares	$492,219	$503,667

NOTE 7 – INVESTMENT SECURITIES

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2009
Securities Held to Maturity
Mortgage-backed securities	$71,154	$150	$465,380	$11,440	$536,534	$11,590

Securities Available for Sale
Mortgage-backed securities	$—	$—	$1,315,620	$28,096	$1,315,620	$28,096

The unrealized losses at March 31, 2009, relate principally to interest rates relative to the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity or recovery in value, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At March 31, 2008	At December 31, 2008
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	1,651,284	1,413,888

Total impaired loans	$1,651,284	$1,413,888

Valuation allowance related to impaired loans	$250,245	$818,063

Total non-accrual loans	$4,128,429	$5,207,757

Total loans past due ninety days or more and still accruing interest	$46,047	$73,411

Total non-accrual loans decreased $1.1 million due to the transfer of an impaired loan to foreclosed real estate. The Company also charged off approximately $774,000 through the allowance for loan loss to record this property at fair value.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

On the basis of management’s review of its assets at March 31, 2009 and December 31, 2008, we classified $1.5 million and $4.0 million, respectively, of our assets as special mention, $3.3 million and $2.8 million, respectively, of our assets as substandard, and $597,000 and $1,000, respectively, of our assets as doubtful.

Following is a summary of activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008.

	2009	2008
Balance at beginning of year	$1,604,731	$605,450
Provision charged (credited) to income	261,993	(17,578)
Loans charged off	(794,330)	(58,123)
Recoveries of loans previously charged off	302	119

Balance at end of period	$1,072,696	$529,868

NOTE 9 – STOCK COMPENSATION

The total stock-based compensation expense was approximately $42,000 and $41,000, for the three months ended March 31, 2009 and 2008, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligible date, if earlier. For the three months ended March 31, 2009 and 2008, the Company did not grant additional options or shares under the Management Recognition Plan.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In April 2009, the FASB issued FSP FAS 115–2 and FAS 124–2, “Recognition and Presentation of Other–Than–Temporary Impairments” (“FSP FAS 115–2/124–2”). FSP FAS 115–2/124–2 requires entities to separate an other–than–temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other–than–temporary impairment related to a credit loss is recognized in earnings, and the amount of the other–than–temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115–2/124–2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115–2/124–2 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157–4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157–4”). Under FSP FAS 157–4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157–4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115–4 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107–1 and APB 28–1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107–1 and APB 28–1”). FSP FAS 107–1 and APB 28–1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107–1 and APB 28–1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 107–1 and APB 28–1 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

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

Foreclosed Real Estate and Repossessed Assets

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

Impaired Loans

Impaired loans are evaluated and adjusted to fair value at the time the loan is identified as impaired. Impaired loans are carried at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The table below presents the recorded amount of assets measured at fair value on a recurring basis at March 31, 2009.

	Level 1	Level 2	Level 3	Total Fair Value
Securities available for sale	$—	$28,720,549	$—	$28,720,549

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The table below presents the recorded amount of assets measured at fair value on a non-recurring basis at March 31, 2009.

	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed real estate and repossessed assets	$—	$442,413	$—	$442,413
Impaired loans	—	1,401,039	—	1,401,039

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Ottawa Savings Bancorp, Inc. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2009, to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or in our market areas, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

The Bank is a community and customer oriented savings bank. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one-to-four family residential loans, consumer loans and other loans. The Bank completed its reorganization pursuant to its plan of conversion on July 11, 2005, upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank. The Bank completed its reorganization on that same date, pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to Ottawa Savings Bancorp, Inc. As part of the reorganization, Ottawa Savings Bancorp, Inc. issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp, MHC

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008

The Company’s total assets decreased $3.3 million, or 1.62%, to $202.6 million at March 31, 2009, from $205.9 million at December 31, 2008. The decrease reflects a decrease in cash and cash equivalents of $373,000, a decrease in securities available for sale of $1.9 million, a decrease in loans of $1.5 million, a decrease in deferred tax assets of $201,000, and a decrease in accrued interest receivable of $45,000. The decreases are offset by an increase in foreclosed real estate of $311,000 and an increase in loans held for sale of $434,000.

Cash and cash equivalents decreased $373,000, or 12.04%, to $2.7 million at March 31, 2009, from $3.1 million at December 31, 2008. The decrease in cash and cash equivalents is primarily due to the repayment of FHLB advances with funds in excess of those received from additions to the deposit portfolio, calls and repayments on securities available for sale, and payments on loans.

Securities available for sale decreased $1.9 million, or 6.09%, to $28.7 million at March 31, 2009, from $30.6 million at December 31, 2008. The decrease was primarily the result of $2.1 million in calls, maturities, and principal pay-downs, offset by a $245,000 increase in market values of the available for sale securities.

Loans decreased $1.5 million, or 0.96%, to $154.9 million at March 31, 2009, from $156.4 million at December 31, 2008. The decrease in loans was primarily due to pay-offs and principal reductions on purchased non-residential real estate loans and purchased consumer loans. In addition, the Company had $434,000 in loans held for sale at March 31, 2009.

Foreclosed real estate increased $311,000, or 327.27%, to $406,000 at March 31, 2009, from $95,000 at December 31, 2008. The increase was due to the foreclosure of property securing one loan.

The deferred tax asset decreased $201,000, or 16.98%, to $982,000 at March 31, 2009, from $1.2 million at December 31, 2008. The decrease is due to a decrease of $83,000 in deferred taxes on unrealized gains on available for sale securities and a decrease of $118,000 primarily due to a decrease in the allowance for loan loss, offset by increases in deferred compensation liabilities.

Total deposits increased $2.3 million, or 1.31%, to $177.5 million at March 31, 2009, from $175.2 million at December 31, 2008. The increase reflects increases in savings accounts, and checking accounts, offset by decreases in certificate of deposit accounts.

Accrued interest payable increased $31,000, or 15.29% to $236,000 at March 31, 2009, from $204,000 at December 31, 2008. The increase is due to an increase in certificates of deposit with terms of less than one year, which pay interest at maturity.

Other liabilities increased $278,000, or 12.73%, to $2.5 million at March 31, 2009, from $2.2 million at December 31, 2008. The increase was primarily due to increases in escrow payable of $146,000, increases in FDIC premiums payable of $89,000, increases in accrued property taxes payable of $18,000, increases in SERP expenses of $33,000, increases in accrued retirement benefits payable of $30,000, increases in the Certificate of Deposit Account Registry service payable of $32,000, and an increase in the data processing payable of $22,000. The increases were offset by decreases in federal taxes payable of $85,000 due to lower pre-tax income and a decrease in deferred director compensation investment accounts payable of $8,000 due to lower interest rates. The increase in FDIC insurance premiums payable is due to an increase in assessments imposed by the FDIC. The increase in retirement benefits payable is due to continued accruals for the defined benefit plan, which was terminated effective April 1, 2007, in anticipation of overall costs associated with withdrawing from the defined benefit plan and the absence of quarterly payments to fund the defined benefit plan.

Stockholders’ equity increased $342,000, or 1.57%, to $22.2 million at March 31, 2009, from $21.8 million at December 31, 2008. The increase in stockholders’ equity reflects net income for the three months ended March 31, 2009 of approximately $180,000 and an increase in other comprehensive income of $162,000, net of taxes, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $42,000 paid to stockholders. The remaining changes to stockholders’ equity include increases of approximately $53,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, offset by a decrease to stockholders’ equity of $11,000 to increase the cash obligation related to redeemable common stock held by the ESOP.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Net Income. The Company had net income of $180,000 for the three months ended March 31, 2009, compared to net income of $169,000 for the three months ended March 31, 2008.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,398	$2,546	$(148)	(5.81)%
Securities:
Mortgage-backed and related securities	280	242	38	15.70
U.S. agency securities	87	79	8	10.13
Interest-bearing deposits	1	49	(48)	(97.96)

Total interest and dividend income	2,766	2,916	(150)	(5.14)

Interest expense:
Deposits	1,306	1,868	(562)	(30.09)
Other borrowings	6	—	6	100.00

Total interest expense	1,312	1,868	(556)	(29.76)

Net interest income	$1,454	$1,048	$406	38.74%

The following table summarizes average balances and average yield or cost of funds for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009			2008
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$29,794	$367	4.93%	$26,252	$321	4.89%
Loans receivable, net (1)	157,361	2,398	6.10%	159,563	2,546	6.38%
Other investments	2,269	1	0.18%	6,421	49	3.05%

Total interest-earning assets	189,424	2,766	5.76%	192,236	2,916	6.07%
Interest-bearing liabilities
Money Market accounts	$11,814	$62	2.09%	$8,467	$50	2.34%
Passbook accounts	11,607	10	0.34%	11,370	14	0.49%
Certificates of Deposit accounts	140,796	1,224	3.48%	152,733	1,791	4.69%
Checking accounts	9,564	10	0.41%	9,288	13	0.57%
Advances from Federal Home Loan Bank	3,267	6	0.73%	—	—	—

Total interest-bearing liabilities	177,048	1,312	2.96%	181,858	1,868	4.11%

NET INTEREST INCOME		$1,454			$1,048

NET INTEREST RATE SPREAD (2)			2.88%			1.96%

NET INTEREST MARGIN (3)			3.07%			2.18%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.99%			105.71%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2009 and 2008. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31, 2009 Compared to 2008 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$44	$2	$46
Loans receivable, net	(34)	(114)	(148)
Other investments	(2)	(46)	(48)

Total interest-earning assets	$8	$(158)	$(150)

Interest expense on
Money Market accounts	$18	$(6)	$12
Passbook accounts	—	(4)	(4)
Certificates of Deposit accounts	(104)	(463)	(567)
Checking	—	(3)	(3)
Advances from Federal Home Loan Bank	6	—	6

Total interest-bearing liabilities	(80)	(476)	(556)

Change in net interest income	$88	$318	$406

Net interest income increased $406,000, or 38.77%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Interest and dividend income decreased $150,000, or 5.13%, to $2.8 million for the three months ended March 31, 2009, from $2.9 million for the three months ended March 31, 2008 due to a decrease of $2.8 million in average interest earning assets to $192.0 million from $194.8 million for the three months ended March 31, 2009, compared to the same period in 2008. Interest expense decreased $556,000, or 29.76%, due to a decrease in the average cost of interest bearing liabilities to 2.96% from 4.11%, due to a declining interest rate environment, and a decrease of $4.8 million in average interest bearing liabilities for the three months ended March 31, 2009, compared to the same period in 2008.

Provision for Loan Losses. Management recorded a loan loss provision of $262,000 for the three months ended March 31, 2009, compared to a negative provision of $18,000 for the three months ended March 31, 2008. The increased loss provision is primarily due to an increase in non-performing loans primarily attributable to the current decline in economic conditions. Based on a general review of the loans that were in the loan portfolio at March 31, 2009, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities available for sale	$—	$5	$(5)	100.00%
Gain on sale of loans	56	11	45	409.09
Origination of mortgage servicing rights, net of amortization	18	4	14	350.00
Customer service fees	63	58	5	8.62
Income on bank owned life insurance	5	16	(11)	(68.75)
Other	11	18	(7)	(38.89)

Total other income	$153	$112	$41	36.61%

The increase in total other income was primarily due to gains on sale of loans and origination of mortgage servicing rights, net of amortization, due to the refinancing of mortgage loans resulting from a decline in interest rates. The increase was offset by decreased income on bank owned life insurance, due to the decline in interest rates.

Other Expenses. The following table summarizes other expenses for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$468	$418	$50	11.96%
Directors fees	21	21	—	—
Occupancy	128	118	10	8.47
Deposit insurance premium	126	5	121	2,420.00
Legal and professional services	48	73	(25)	(34.25)
Data processing	68	91	(23)	(25.27)
Foreclosed real estate	68	3	65	2,166.67
Loss on sale of foreclosed real estate	—	9	(9)	(100.00)
Loss on sale of repossessed assets	5	10	(5)	(50.00)
Other	131	121	10	8.26

Total other expenses	$1,063	$869	$194	22.32%

The increase in other expenses was primarily due to an increase in deposit insurance premiums of $121,000, due to increased assessments imposed by the FDIC and the depletion of our one time credit, an increase in salaries and employee benefits of $50,000, and an increase in expenses on foreclosed real estate of $65,000 due to payment of real estate taxes of $50,000 on one property, and $15,000 in roofing expenses on another. The increases were offset by a decrease in legal and professional services of $25,000, due to the completion of legal services in connection with the purchase of bank owned life insurance in 2008 and a reduction in costs associated with the implementation of Sarbanes Oxley compliance, and a decrease in data processing expense of $23,000.

Income Taxes. Income tax expense was $103,000 for the three months ended March 31, 2009, compared to $140,000 for the same period in 2008. The difference in income tax expense for the periods is a direct result of the differences in pre-tax income for the applicable periods.

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

At March 31, 2009 the Bank had outstanding commitments to originate $6.8 million in loans, unfunded lines of credit of $10.0 million, unfunded commitments on construction loans of $763,000, and unfunded standby letters of credit of $148,000. In addition, as of March 31, 2009, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $112.9 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of March 31, 2009, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20 times the amount of our capital stock in the FHLB. There were no Federal Home Loan Bank advances outstanding at March 31, 2009.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at March 31, 2009 of 10.18%, 16.99% and 17.87%, respectively, compared to ratios at December 31, 2008 of 9.81%, 16.39% and 17.64%, respectively.

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

For the three months ended March 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. As of March 31, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: May 11, 2009	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)