Form 10-Q
period 2009-06-30
Ottawa Savings Bancorp, Inc.
filed 2009-08-12
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2009
Common Stock, $0.01 par value	2,123,017

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2009

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$1,586,375	$1,432,594
Interest bearing deposits	7,403,968	1,664,148

Total cash and cash equivalents	8,990,343	3,096,742
Securities held to maturity (fair value of $772,219 and $821,840 at June 30, 2009 and December 31, 2008, respectively)	778,168	839,236
Securities available for sale	28,072,252	30,582,039
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $1,627,787 and $1,604,731 at June 30, 2009 and December 31, 2008, respectively)	150,575,790	156,444,223
Premises and equipment, net	7,412,813	7,503,726
Accrued interest receivable	930,824	981,330
Mortgage servicing rights	159,431	107,274
Foreclosed real estate	687,259	95,000
Deferred tax asset	1,497,765	1,182,387
Cash value of life insurance	1,476,217	1,465,753
Other assets	1,154,895	1,081,825

Total assets	$204,270,709	$205,914,487

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,898,360	$2,295,792
Interest bearing	176,072,263	172,934,309

Total deposits	178,970,623	175,230,101
Accrued interest payable	199,008	204,425
Federal funds purchased	461,000	—
FHLB Advances	—	6,300,000
Other liabilities	2,498,977	2,180,283

Total liabilities	182,129,608	183,914,809

Commitments and contingencies
Redeemable common stock held by ESOP plan	204,953	171,270

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,696,080	8,673,250
Retained earnings	14,970,150	14,976,595
Unallocated ESOP shares	(534,198)	(559,636)
Unearned MRP shares	(319,907)	(379,199)
Accumulated other comprehensive income	484,980	444,672

	23,319,354	23,177,931
Less:
Treasury Shares at cost; 101,894 shares	(1,178,253)	(1,178,253)
Maximum cash obligation related to ESOP shares	(204,953)	(171,270)

Total Stockholders’ Equity	21,936,148	21,828,408

Total liabilities and stockholders’ equity	$204,270,709	$205,914,487

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$2,384,731	$2,522,545	$4,783,025	$5,068,342
Securities:
Mortgage-backed and related securities	254,157	233,497	534,650	475,692
U.S. agency securities	76,754	73,347	163,592	152,071
Interest-bearing deposits	797	40,937	1,217	89,873

Total interest and dividend income	2,716,439	2,870,326	5,482,484	5,785,978

Interest expense:
Deposits	1,257,484	1,732,931	2,563,165	3,600,610
Other Borrowings	10	—	5,943	—

Total interest expense	1,257,494	1,732,931	2,569,108	3,600,610

Net interest income	1,458,945	1,137,395	2,913,376	2,185,368
Provision for loan losses	676,605	51,013	938,598	33,435

Net interest income after provision for loan losses	782,340	1,086,382	1,974,778	2,151,933

Other income:
Gain on sale of securities available for sale	22,480	54,220	22,480	58,879
Gain on sale of loans	80,564	28,693	136,669	39,518
Origination of mortgage servicing rights, net of amortization	33,932	1,958	52,157	5,712
Customer service fees	72,270	62,005	135,211	119,967
Income on bank owned life insurance	5,428	15,157	10,464	31,199
Other	13,455	8,034	24,404	26,879

Total other income	228,129	170,067	381,385	282,154

Other expenses:
Salaries and employee benefits	472,983	451,603	941,016	869,743
Directors fees	21,033	21,079	42,065	42,157
Occupancy	120,248	122,418	247,696	240,681
Deposit insurance premium	174,341	5,142	300,043	10,394
Legal and professional services	47,876	64,255	95,608	137,421
Data processing	67,265	67,508	135,683	158,167
Foreclosed real estate	84,284	4,269	152,373	7,677
Loss (gain) on sale of foreclosed real estate	—	(163)	—	8,668
Loss on sale of reposessed assets	13,930	—	19,383	10,157
Other	162,658	166,949	293,812	286,863

Total other expenses	1,164,618	903,060	2,227,679	1,771,928

(Loss) income before income taxes	(154,149)	353,389	128,484	662,159
Income tax (benefit) expense	(51,701)	95,331	51,248	235,500

Net (loss) income	$(102,448)	$258,058	$77,236	$426,659

Basic (loss) earnings per share	$(0.05)	$0.13	$0.04	$0.21

Diluted (loss) earnings per share	$(0.05)	$0.13	$0.04	$0.21

Dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Comprehensive (loss) income:
Net (loss) income	$(102,448)	$258,058	$77,236	$426,659
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale arising during period, net of income taxes	(106,577)	(313,607)	55,145	(107,893)
Reclassification adjustment for gains included in net (loss) income, net of tax expense	(14,837)	(35,785)	(14,837)	(38,860)

Comprehensive (loss) income	$(223,862)	$(91,334)	$117,544	$279,906

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net income	$77,236	$426,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114,127	131,968
Provision for loan losses	938,598	33,435
Provision for deferred income taxes	(336,143)	(7,643)
Net amortization of premiums and discounts on securities	12,738	5,503
Gain on sale of available for sale securities	(22,480)	(58,879)
Origination of mortgage loans held for sale	(12,176,431)	(1,846,992)
Proceeds from sale of mortgage loans held for sale	12,313,100	1,886,510
Gain on sale of loans, net	(136,669)	(39,518)
Origination of mortgage servicing rights, net of amortization	(52,157)	(5,712)
Loss on sale of foreclosed real estate	—	8,668
Loss on sale of repossessed assets	13,963	10,157
ESOP compensation expense	24,124	29,572
MRP compensation expense	59,292	50,392
Compensation expense on RRP options granted	24,144	30,506
Increase in cash surrender value of life insurance	(10,464)	(31,199)
Change in assets and liabilities:
Decrease in accrued interest receivable	50,506	97,876
Increase in other assets	(68,490)	(108,399)
Increase in accrued interest payable and other liabilities	313,277	128,926

Net cash provided by operating activities	1,138,271	741,830

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(1,798,933)	(8,601,223)
Sales, calls, maturities and paydowns	4,380,564	5,701,505
Securities held to maturity:
Sales, maturities and paydowns	60,039	75,009
Net decrease in loans	4,263,076	157,897
Proceeds from sale of foreclosed real estate	—	178,848
Proceeds from sale of repossessed assets	55,957	59,643
Purchase of premises and equipment	(23,214)	(2,471)

Net cash provided (used in) by investing activities	6,937,489	(2,430,792)

Cash Flows from Financing Activities
Net increase in deposits	3,740,522	2,215,540
Principal reduction of Federal Home Loan Bank advances	(6,300,000)	—
Proceeds from Federal funds purchased	461,000	—
Cash dividends paid	(83,681)	(87,207)
Purchase of treasury stock	—	(932,690)

Net cash (used in) provided by financing activities	(2,182,159)	1,195,643

Net increase (decrease) in cash and cash equivalents	5,893,601	(493,319)
Cash and cash equivalents:
Beginning	3,096,742	7,585,237

Ending	$8,990,343	$7,091,918

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$2,568,582	$3,539,083
Interest paid on other borrowings	6,943	—
Income taxes, net of refunds received	463,152	332,246
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	592,259	251,497
Other assets acquired in settlement of loans	74,500	49,100
Sale of foreclosed real estate through loan origination	—	28,000
Liability arising from ESOP put option	33,683	46,427

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

At June 30, 2009, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares and vested Management Recognition Plan (“MRP”) shares. Diluted earnings (loss) per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards.

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Net (loss) income available to common stockholders	$(102,448)	$258,058	$77,236	$426,659

Basic potential common shares:
Weighted average shares outstanding	2,123,017	2,139,775	2,123,017	2,166,359
Weighted average unallocated ESOP shares	(54,259)	(59,341)	(54,886)	(59,997)
Weighted average unvested MRP shares	(28,786)	(36,197)	(28,786)	(36,197)

Basic weighted average shares outstanding	2,039,972	2,044,237	2,039,345	2,070,165
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	20,218	6,933	15,462	6,149
Weighted average RRP options outstanding **	—	—	—	—

Dilutive weighted average shares outstanding	2,060,190	2,051,170	2,054,806	2,076,314

Basic (loss) earnings per share	$(0.05)	$0.13	$0.04	$0.21

Diluted (loss) earnings per share	$(0.05)	$0.13	$0.04	$0.21

**	The effect of share options were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

On July 11, 2005, the Company adopted an ESOP for the benefit of substantially all employees. Upon adoption of the ESOP, the ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At June 30, 2009, 21,574 shares at a fair value of $9.50 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the ESOP:

	June 30, 2009	December 31, 2008
Shares allocated	22,895	20,351
Shares withdrawn from the plan	(1,321)	(1,321)
Unallocated shares	53,419	55,963

Total ESOP shares	74,993	74,993

Fair value of unallocated shares	$507,481	$503,667

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009:
Held to Maturity
Mortgage-backed securities	$778,168	$5,536	$11,485	$772,219

Available for Sale
U.S. agency securities	$6,358,251	$154,619	$—	$6,512,870
Mortgage-backed securities	20,979,183	609,241	29,042	21,559,382

	$27,337,434	$763,860	$29,042	$28,072,252

December 31, 2008:
Held to Maturity
Mortgage-backed securities	$839,236	$887	$18,283	$821,840

Available for Sale
U.S. agency securities	$7,354,779	$240,124	$—	$7,594,903
Mortgage-backed securities	22,553,515	526,423	92,802	22,987,136

	$29,908,294	$766,547	$92,802	$30,582,039

The amortized cost and fair value at June 30, 2009, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	2,301,730	2,352,690
Due after five years through ten years	—	—	4,056,521	4,160,180
Due after ten years	—	—	—	—
Mortgage-backed securities	778,168	772,219	20,979,183	21,559,382

	$778,168	$772,219	$27,337,434	$28,072,252

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Securities Held to Maturity
Mortgage-backed securities	$—	$—	$500,409	$11,485	$500,409	$11,485

Securities Available for Sale
Mortgage-backed securities	$2,188,538	$3,687	$1,276,140	$25,355	$3,464,678	$29,042

The unrealized losses at June 30, 2009, relate principally to interest rates relative to the market. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2009. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	At June 30, 2008	At December 31, 2008
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	3,318,029	1,413,888

Total impaired loans	$3,318,029	$1,413,888

Valuation allowance related to impaired loans	$537,971	$818,063

Total non-accrual loans	$3,912,716	$5,207,757

Total loans past due ninety days or more and still accruing interest	$54,965	$73,411

Total non-accrual loans decreased $1.3 million due to the transfer of impaired loans to foreclosed real estate. The Company also charged off approximately $876,000 through the allowance for loan loss to record these properties at fair value.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

On the basis of management’s review of its assets at June 30, 2009 and December 31, 2008, we classified $2.2 million and $4.0 million, respectively, of our assets as special mention, $3.4 million and $2.8 million, respectively, of our assets as substandard, and $311,000 and $1,000, respectively, of our assets as doubtful.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Following is a summary of activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008.

	2009	2008
Balance at beginning of year	$1,604,731	$605,450
Provision charged (credited) to income	938,598	(17,578)
Loans charged off	(925,054)	(58,123)
Recoveries of loans previously charged off	9,512	119

Balance at end of period	$1,627,787	$529,868

NOTE 9 – STOCK COMPENSATION

The total stock-based compensation expense was approximately $83,000 and $80,000, for the six months ended June 30, 2009 and 2008, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligible date, if earlier. For the six months ended June 30, 2009 and 2008, the Company did not grant additional options or shares under the MRP.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In April 2009, the FASB issued FSP FAS 115–2 and FAS 124–2, Recognition and Presentation of Other–Than–Temporary Impairments (“FSP FAS 115–2/124–2”). FSP FAS 115–2/124–2 requires that all disclosures required by FASB Statement No. 115, FSP No. 115-1, and FAS 124-1, must be reported in both interim and annual periods. This enables users of the Company’s financial statements to understand the types of debt and equity securities held, including information about investments in an unrealized loss position for which an other than temporary impairment has or has not been recognized. In addition, the standard requires entities to separate an other–than–temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other–than–temporary impairment related to a credit loss is recognized in earnings, and the amount of the other–than–temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115–2/124–2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115–2/124–2 effective for the quarter ending June 30, 2009. The adoption of this Statement did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157–4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157–4”). Under FSP FAS 157–4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157–4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 157–4 effective for the quarter ending June 30, 2009. The adoption of this Statement did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107–1 and APB 28–1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107–1 and APB 28–1”). FSP FAS 107–1 and APB 28–1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107–1 and APB 28–1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 107–1 and APB 28–1 effective for the quarter ending June 30, 2009. The adoption of this Statement did not have a material impact on the Company’s financial position and results of operations. The disclosures required by this statement are included in Note 12, Fair Value Measurements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this Statement did not have a material impact on the Company’s financial position and results of operations. See Note 13 for subsequent events.

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

Foreclosed Real Estate and Foreclosed Assets

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

The table below presents the recorded amount of assets measured at fair value on a recurring basis at June 30, 2009.

	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$—	$6,512,870	$—	$6,512,870
Mortgage-backed securities available for sale		21,559,382		21,559,382

The table below presents the recorded amount of assets measured at fair value on a non-recurring basis at June 30, 2009.

	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$—	$733,789	$—	$733,789
Impaired loans	—	2,780,058	—	2,780,058

NOTE 12 – FAIR VALUE MEASUREMENTS

The following information presents estimated fair value of the Company’s financial instruments as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$8,990,343	$8,990,343	$3,096,742	$3,096,742
Securities	31,385,372	31,379,423	33,956,227	33,938,831
Accrued interest receivable	930,824	930,824	981,330	981,330
Loans	150,575,790	156,021,000	156,444,223	159,989,000
Mortgage servicing rights	159,431	159,431	107,274	107,274

Financial Liabilities:
Deposits	178,970,623	182,132,000	175,230,101	179,350,000
Borrowings	461,000	461,000	6,300,000	6,300,000
Accrued interest payable	199,008	199,008	204,425	204,425

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Securities: The Company obtains fair value measurements of available for sale and held to maturity securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things. The carrying value of non-marketable equity securities approximates fair value.

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

Mortgage Servicing Rights: The carrying amounts of mortgage servicing rights approximate their fair values.

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of June 30, 2009 and December 31, 2008, these items are immaterial in nature.

Borrowings: Due to the short term nature of the advances, the carrying amounts of these advances approximate their fair values.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events as to their potential impact to the Financial Statements through August 11, 2009, which is the date the financial statements are issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2009, to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

The Bank is a community and customer oriented savings bank. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one-to-four family residential loans, consumer loans and other loans. The Bank completed its reorganization pursuant to its plan of conversion on July 11, 2005, upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank. The Bank completed its reorganization on that same date, pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to the Company. As part of the reorganization, the Company issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp MHC.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008

The Company’s total assets decreased $1.6 million, or .80%, to $204.3 million at June 30, 2009, from $205.9 million at December 31, 2008. The decrease reflects a decrease in loans of $5.9 million, a decrease in securities available for sale of $2.5 million, and a decrease in accrued interest receivable of $51,000. The decreases were offset by an increase in cash and cash equivalents of $5.9 million, an increase in foreclosed real estate of $592,000 and an increase in the deferred tax asset of $315,000.

Cash and cash equivalents increased $5.9 million, or 190.32%, to $9.0 million at June 30, 2009, from $3.1 million at December 31, 2008. The increase in cash and cash equivalents is primarily due to sales, calls and repayments on securities, additions to the deposit portfolio, and payments received on loans.

Securities available for sale decreased $2.5 million, or 8.21%, to $28.1 million at June 30, 2009, from $30.6 million at December 31, 2008. The decrease was primarily the result of $4.4 million in sales, calls, maturities, and principal pay-downs, offset by purchases of $1.8 million and a $61,000 increase in market values of the available for sale securities.

Loans decreased $5.9 million, or 3.75%, to $150.6 million at June 30, 2009, from $156.4 million at December 31, 2008. The decrease in loans was primarily due to pay-offs and principal reductions on purchased non-residential real estate loans and purchased consumer loans.

Foreclosed real estate increased $592,000, or 623.43%, to $687,000 at June 30, 2009, from $95,000 at December 31, 2008. The increase was due to the foreclosure on properties securing three loans previously identified by management as impaired.

Total deposits increased $3.7 million, or 2.13%, to $179.0 million at June 30, 2009, from $175.2 million at December 31, 2008. The increase reflects increases in savings accounts and checking accounts, offset by a slight decrease in certificate of deposit accounts. The increases in checking and savings accounts can be attributed to movement of funds to safer yet liquid FDIC insured accounts, while the decrease in certificate of deposit accounts is primarily due to decreased interest rates.

Accrued interest payable decreased $5,000, or 2.65% to $199,000 at June 30, 2009, from $204,000 at December 31, 2008. The decrease is due to lower interest rates on certificates of deposit accounts with terms of less than one year, which pay interest at maturity.

Other liabilities increased $319,000, or 14.62%, to $2.5 million at June 30, 2009, from $2.2 million at December 31, 2008. The increase was primarily due to increases in escrow payable of $53,000, increases in FDIC premiums payable of $159,000, increases in accrued property taxes payable of $36,000, increases in SERP expenses of $66,000, increases in accrued retirement benefits payable of $32,000, increases in the Certificate of Deposit Account Registry service payable of $22,000, and an increase in the deferred director compensation investment accounts payable of $28,000. The increases were offset by decreases in federal taxes payable of $75,000 due to lower pre-tax income and a decrease in accrued interest on borrowed funds of $3,000, due to the decrease in borrowed funds outstanding. The increase in FDIC insurance premiums payable is due to an increase in assessments imposed by the FDIC and the accrual for the FDIC special assessment calculated as 5 basis points of total assets less Tier 1 capital as of June 30, 2009. The increase in retirement benefits payable is due to continued accruals for the defined benefit plan, which was terminated effective April 1, 2007, in anticipation of overall costs associated with withdrawing from the defined benefit plan and the absence of quarterly payments to fund the defined benefit plan.

Stockholders’ equity increased $107,000, or .49%, to $21.9 million at June 30, 2009, from $21.8 million at December 31, 2008. The increase in stockholders’ equity reflects net income for the six months ended June 30, 2009 of approximately $77,000 and an increase in other comprehensive income of $40,000, net of taxes, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $84,000 paid to stockholders. The remaining changes to stockholders’ equity include increases of approximately $108,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, offset by a decrease to stockholders’ equity of $34,000 to increase the cash obligation related to redeemable common stock held by the ESOP.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Net Income. The Company had a net loss of $102,000 for the three months ended June 30, 2009, compared to net income of $258,000 for the three months ended June 30, 2008.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,385	$2,523	$(138)	(5.47)%
Securities:
Mortgage-backed and related securities	254	233	21	9.01
U.S. agency securities	77	73	4	5.48
Interest-bearing deposits	1	41	(40)	(97.56)

Total interest and dividend income	2,717	2,870	(153)	(5.33)

Interest expense:
Deposits	1,258	1,733	(475)	(27.41)

Total interest expense	1,258	1,733	(475)	(27.41)

Net interest income	$1,459	$1,137	$322	28.32%

The following table summarizes average balances and average yield or cost of funds for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$28,201	$331	4.69%	$26,526	$306	4.63%
Loans receivable, net (1)	153,507	2,385	6.21%	157,766	2,523	6.39%
Other investments	7,517	1	0.05%	8,986	41	1.83%

Total interest-earning assets	189,225	2,717	5.74%	193,278	2,870	5.86%
Interest-bearing liabilities
Money Market accounts	$13,614	$69	2.03%	$12,286	$62	2.02%
Passbook accounts	11,960	11	0.37%	11,381	14	0.50%
Certificates of Deposit accounts	141,931	1,169	3.29%	149,806	1,644	4.39%
Checking accounts	9,434	9	0.38%	9,145	13	0.57%

Total interest-bearing liabilities	176,939	1,258	2.84%	182,618	1,733	3.80%

NET INTEREST INCOME		$1,459			$1,137

NET INTEREST RATE SPREAD (2)			2.90%			2.06%

NET INTEREST MARGIN (3)			3.08%			2.32%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.94%			105.84%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2009 and 2008. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended June 30, 2009 Compared to 2008 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$20	$5	$25
Loans receivable, net	(69)	(69)	(138)
Other investments	(1)	(39)	(40)

Total interest-earning assets	$(50)	$(103)	$(153)

Interest expense on
Money Market accounts	$7	$—	$7
Passbook accounts	1	(4)	(3)
Certificates of Deposit accounts	(65)	(410)	(475)
Checking	—	(4)	(4)

Total interest-bearing liabilities	(57)	(418)	(475)

Change in net interest income	$7	$315	$322

Net interest income increased $322,000, or 28.27%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Interest and dividend income decreased $153,000, or 5.36%, to $2.7 million for the three months ended June 30, 2009, from $2.9 million for the three months ended June 30, 2008 due to a decrease in the average rate on interest-earning assets to 5.74% from 5.86%, due to a declining interest rate environment, and a decrease of $4.1 million in average interest-earning assets to $189.2 million from $193.3 million for the three months ended June 30, 2009, compared to the same period in 2008. Interest expense decreased $475,000, or 27.38%, due to a decrease in the average cost of interest-bearing liabilities to 2.84% from 3.80%, due to a declining interest rate environment, and a decrease of $5.7 million in average interest-bearing liabilities for the three months ended June 30, 2009, compared to the same period in 2008.

Provision for Loan Losses. Management recorded a loan loss provision of $677,000 for the three months ended June 30, 2009, compared to $51,000 for the three months ended June 30, 2008. The increased loss provision is primarily due to an increase in non-performing loans primarily attributable to the current decline in economic conditions. Based on a general review of the loans that were in the loan portfolio at June 30, 2009, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended June 30, 2009 and 2008.

	Three months ended June 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities available for sale	$22	$54	$(32)	(59.26)%
Gain on sale of loans	81	29	52	179.31
Origination of mortgage servicing rights, net of amortization	34	2	32	1,600.00
Customer service fees	72	62	10	16.13
Income on bank owned life insurance	5	15	(10)	(66.67)
Other	14	8	6	75.00

Total other income	$228	$170	$58	34.12%

The increase in total other income was primarily due to increased gains on sale of loans and origination of mortgage servicing rights, net of amortization, due to the refinancing of mortgage loans resulting from a decline in market interest rates, and an increase in customer service fees, due to management’s decision, effective June 1, 2009, to increase fees the Company charges. The increase was offset by a decrease in gains on sale of securities available for sale, due to fewer sales, calls and maturities and decreased income on bank-owned life insurance, due to the decline in interest rates.

Other Expenses. The following table summarizes other expenses for the three months ended June 30, 2009 and 2008.

	Three months ended June 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$473	$452	$21	4.65%
Directors fees	21	21	—	—
Occupancy	120	122	(2)	(1.64)
Deposit insurance premium	174	5	169	3,380.00
Legal and professional services	48	64	(16)	(25.00)
Data processing	67	68	(1)	(1.47)
Foreclosed real estate	84	4	80	2,000.00
Loss on sale of repossessed assets	14	—	14	100.00
Other	163	167	(4)	(2.40)

Total other expenses	$1,164	$903	$261	28.90%

The increase in other expenses was primarily due to an increase in deposit insurance premiums of $159,000, due to increased assessments imposed by the FDIC and the accrual for the FDIC special assessment calculated as 5 basis points of total assets less Tier 1 capital as of June 30, 2009, an increase in salaries and employee benefits of $21,000, and an increase in expenses on foreclosed real estate of $80,000, due primarily to payment of expenses of $73,000 on one property and expenses on additional foreclosures. The increases were offset by a decrease in legal and professional services of $16,000, due to the completion of legal services in connection with the purchase of bank-owned life insurance in 2008 and a reduction in costs associated with the implementation of Sarbanes Oxley compliance.

Income Taxes. The income tax benefit was $52,000 for the three months ended June 30, 2009, compared to income tax expense of $95,000 for the same period in 2008. The difference in income taxes for the periods is primarily a result of the differences in pre-tax income (loss) for the applicable periods.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Net Income. The Company had net income of $77,000 for the six months ended June 30, 2009, compared to net income of $427,000 for the six months ended June 30, 2008.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$4,783	$5,068	$(285)	(5.62)%
Securities:
Mortgage-backed and related securities	535	476	59	12.39
U.S. agency securities	163	152	11	7.24
Interest-bearing deposits	1	90	(89)	(98.89)

Total interest and dividend income	5,482	5,786	(304)	(5.25)

Interest expense:
Deposits	2,563	3,601	(1,038)	(28.83)
Other borrowings	6	—	6	—

Total interest expense	2,569	3,601	(1,032)	(28.66)

Net interest income	$2,913	$2,185	$728	33.32%

The following table summarizes average balances and average yield or cost of funds for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$28,998	$698	4.82%	$26,526	$628	4.73%
Loans receivable, net (1)	155,434	4,783	6.15%	157,766	5,068	6.43%
Other investments	4,893	1	0.04%	8,986	90	2.00%

Total interest-earning assets	189,325	5,482	5.79%	193,278	5,786	5.91%
Interest-bearing liabilities
Money Market accounts	$12,714	$131	2.05%	$12,286	$112	1.82%
Passbook accounts	11,784	21	0.36%	11,381	28	0.50%
Certificates of Deposit accounts	141,364	2,392	3.38%	149,806	3,434	4.58%
Checking accounts	9,499	19	0.41%	9,145	27	0.59%
Advances from Federal Home Loan Bank	1,710	6	0.70%	—	—	—

Total interest-bearing liabilities	177,071	2,569	2.90%	182,618	3,601	3.94%

NET INTEREST INCOME		$2,913			$2,185

NET INTEREST RATE SPREAD (2)			2.89%			1.97%

NET INTEREST MARGIN (3)			3.08%			2.23%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.92%			105.84%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2009 and 2008. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Six Months Ended June 30, 2009 Compared to 2008 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$59	$11	$70
Loans receivable, net	(72)	(213)	(285)
Other investments	(1)	(88)	(89)

Total interest-earning assets	$(14)	$(290)	$(304)

Interest expense on
Money Market accounts	$5	$14	$19
Passbook accounts	1	(8)	(7)
Certificates of Deposit accounts	(143)	(899)	(1,042)
Checking	—	(8)	(8)
Advances from Federal Home Loan Bank	6	—	6

Total interest-bearing liabilities	(131)	(901)	(1,032)

Change in net interest income	$117	$611	$728

Net interest income increased $728,000, or 33.32%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Interest and dividend income decreased $304,000, or 5.25%, to $5.5 million for the six months ended June 30, 2009, from $5.8 million for the six months ended June 30, 2008 due to a decrease in the average rate on interest- earning assets to 5.79% from 5.91%, due to a declining interest rate environment, and a decrease of $4.0 million in average interest-earning assets to $189.3 million from $193.3 million for the six months ended June 30, 2009, compared to the same period in 2008. Interest expense decreased $1.0 million, or 28.62%, due to a decrease in the average cost of interest-bearing liabilities to 2.90% from 3.94%, due to a declining interest rate environment, and a decrease of $5.5 million in average interest-bearing liabilities for the six months ended June 30, 2009, compared to the same period in 2008.

Provision for Loan Losses. Management recorded a loan loss provision of $939,000 for the six months ended June 30, 2009, compared to $33,000 for the six months ended June 30, 2008. The increased loss provision is primarily due to an increase in non-performing loans primarily attributable to the current decline in economic conditions. Based on a general review of the loans that were in the loan portfolio at June 30, 2009, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the six months ended June 30, 2009 and 2008.

	Six months ended June 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities available for sale	$22	$59	$(37)	(62.71)%
Gain on sale of loans	137	39	98	251.28
Origination of mortgage servicing rights, net of amortization	52	6	46	766.67
Customer service fees	135	120	15	12.50
Income on bank owned life insurance	10	31	(21)	(67.74)
Other	25	27	(2)	(7.41)

Total other income	$381	$282	$99	35.11%

The increase in total other income was primarily due to increased gains on sale of loans and origination of mortgage servicing rights, net of amortization, due to the refinancing of mortgage loans resulting from a decline in market interest rates, and an increase in customer service fees, due to management’s decision, effective June 1, 2009, to increase fees the Company charges. The increase was offset by a decrease in gains on sale of securities available for sale, due to fewer sales, calls and maturities and decreased income on bank-owned life insurance, due to the decline in interest rates.

Other Expenses. The following table summarizes other expenses for the six months ended June 30, 2009 and 2008.

	Six months ended June 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$941	$870	$71	8.16%
Directors fees	42	42	—	—
Occupancy	248	241	7	2.90
Deposit insurance premium	300	10	290	2,900.00
Legal and professional services	96	137	(41)	(29.93)
Data processing	136	158	(22)	(13.92)
Foreclosed real estate	152	8	144	1,800.00
Loss on sale of foreclosed real estate	—	9	(9)	(100.00)
Loss on sale of repossessed assets	19	10	9	90.00
Other	294	287	7	2.44

Total other expenses	$2,228	$1,772	$456	25.73%

The increase in other expenses was primarily due to an increase in deposit insurance premiums of $290,000, due to increased assessments imposed by the FDIC and the accrual for the FDIC special assessment calculated as 5 basis points of total assets less Tier 1 capital as of June 30, 2009, an increase in salaries and employee benefits of $71,000, and an increase in expenses on foreclosed real estate of $144,000, due primarily to payment of expenses of $123,000 on one property and expenses on additional foreclosures. The increases were offset by a decrease in legal and professional services of $41,000, due to the completion of legal services in connection with the purchase of bank-owned life insurance in 2008 and a reduction in costs associated with the implementation of Sarbanes Oxley compliance.

Income Taxes. Income tax expense was $51,000 for the six months ended June 30, 2009, compared to $236,000 for the same period in 2008. The difference in income tax expense for the periods is a direct result of the differences in pre-tax income for the applicable periods.

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

At June 30, 2009, the Bank had outstanding commitments to originate $7.6 million in loans, unfunded lines of credit of $10.5 million, unfunded commitments on construction loans of $557,000, and unfunded standby letters of credit of $502,000. In addition, as of June 30, 2009, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $107.3 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of June 30, 2009, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20 times the amount of our capital stock in the Federal Home Loan Bank of Chicago. There were no Federal Home Loan Bank advances outstanding at June 30, 2009. In addition, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at June 30, 2009 of 9.93%, 16.37% and 17.62%, respectively, compared to ratios at December 31, 2008 of 9.81%, 16.39% and 17.64%, respectively.

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

For the six months ended June 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. As of June 30, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 20, 2009. At the meeting, two items were put to a vote of the shareholders. The shareholders voted to approve the ratification of McGladrey & Pullen, LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2009. The shareholders also voted to approve the election of Arthur C. Mueller and Daniel J. Reynolds as directors of the Company for a three year term.

The matters approved by the shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.	To ratify the selection of McGladrey & Pullen, LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009:

FOR	WITHHELD	ABSTAIN
1,704,000	76,204	2,566

2.	For the election of two directors of the Company:

	FOR	WITHHELD
Arthur C. Mueller	1,771,403	11,367

Daniel J. Reynolds	1,769,832	12,938

There were no broker non-votes for either proposal.

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

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 12, 2009	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2009	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)