Form 10-Q
period 2009-09-30
Ottawa Savings Bancorp, Inc.
filed 2009-11-12
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2009
Common Stock, $0.01 par value	2,123,017

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2009

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$1,391,268	$1,432,594
Interest bearing deposits	3,134,027	1,664,148

Total cash and cash equivalents	4,525,295	3,096,742
Federal funds sold	1,988,000	-
Securities held to maturity (fair value of $742,138 and $821,840 at September 30, 2009 and December 31, 2008, respectively)	746,861	839,236
Securities available for sale	25,677,262	30,582,039
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $2,173,368 and $1,604,731 at September 30, 2009 and December 31, 2008, respectively	153,074,531	156,444,223
Premises and equipment, net	7,346,891	7,503,726
Accrued interest receivable	973,355	981,330
Mortgage servicing rights	166,527	107,274
Foreclosed real estate	540,614	95,000
Deferred tax asset	1,493,140	1,182,387
Cash value of life insurance	1,482,380	1,465,753
Other assets	1,135,129	1,081,825

Total assets	$201,684,937	$205,914,487

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$3,396,913	$2,295,792
Interest bearing	173,484,858	172,934,309

Total deposits	176,881,771	175,230,101
Accrued interest payable	261,792	204,425
FHLB Advances	-	6,300,000
Other liabilities	2,284,440	2,180,283

Total liabilities	179,428,003	183,914,809

Commitments and contingencies
Redeemable common stock held by ESOP plan	222,749	171,270

Stockholders’ Equity
Common Stock, $.01 par value 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,711,503	8,673,250
Retained earnings	14,894,881	14,976,595
Unallocated ESOP shares	(521,479)	(559,636)
Unearned MRP shares	(294,142)	(379,199)
Accumulated other comprehensive income	622,175	444,672

	23,435,187	23,177,931
Less:
Treasury Shares at cost; 101,894 shares	(1,178,253)	(1,178,253)
Maximum cash obligation related to ESOP shares	(222,749)	(171,270)

Total stockholders’ equity	22,034,185	21,828,408

Total liabilities and stockholders’ equity	$201,684,937	$205,914,487

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$2,357,802	$2,506,505	$7,140,828	$7,574,847
Securities:
Mortgage-backed and related securities	242,600	284,237	777,250	759,930
U.S. agency securities	82,687	101,686	246,279	253,757
Interest-bearing deposits	865	11,436	2,082	101,309

Total interest and dividend income	2,683,954	2,903,864	8,166,439	8,689,843

Interest expense:
Deposits	1,148,239	1,625,527	3,711,404	5,226,137
Other borrowings	46	433	5,989	433

Total interest expense	1,148,285	1,625,960	3,717,393	5,226,570

Net interest income	1,535,669	1,277,904	4,449,046	3,463,273
Provision for loan losses	580,856	-	1,519,454	33,435

Net interest income after provision for loan losses	954,813	1,277,904	2,929,592	3,429,838

Other income:
Gain on sale of securities available for sale	113	6,750	22,592	65,629
Gain on sale of loans	22,509	8,620	159,178	48,139
Origination of mortgage servicing rights, net of amortization	7,096	(1,265)	59,253	4,446
Customer service fees	74,884	67,476	210,095	187,443
Income on bank owned life insurance	6,163	15,051	16,627	46,250
Other	5,485	8,579	29,890	35,458

Total other income	116,250	105,211	497,635	387,365

Other expenses:
Salaries and employee benefits	455,403	427,138	1,396,419	1,296,881
Directors fees	21,033	21,078	63,098	63,236
Occupancy	122,268	123,689	369,964	364,370
Deposit insurance premium	79,964	27,924	380,007	38,318
Legal and professional services	50,813	56,823	146,421	194,244
Data processing	73,621	58,459	209,304	216,626
Foreclosed real estate	191,802	4,625	344,175	12,302
Loss (gain) on sale of foreclosed real estate	23,100	(318)	23,100	8,350
Loss on sale of reposessed assets	8,232	16,655	27,615	26,812
Other	112,930	112,030	406,743	398,893

Total other expenses	1,139,166	848,103	3,366,846	2,620,032

(Loss) income before income taxes	(68,103)	535,012	60,381	1,197,171
Income tax (benefit) expense	(35,002)	189,178	16,246	424,678

Net (loss) income	$(33,101)	$345,834	$44,135	$772,493

Basic (loss) earnings per share	$(0.02)	$0.17	$0.02	$0.38

Diluted (loss) earnings per share	$(0.02)	$0.17	$0.02	$0.37

Dividends per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Comprehensive (loss) income:
Net (loss) income	$(33,101)	$345,834	$44,135	$772,493
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale arising during period, net of income taxes	152,106	76,152	177,578	(31,741)
Reclassification adjustment for gains included in net (loss) income, net of tax expense	(14,911)	(4,455)	(75)	(43,315)

Comprehensive income	$104,094	$417,531	$221,638	$697,437

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net income	$44,135	$772,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	180,049	197,951
Provision for loan losses	1,519,454	33,435
Provision for deferred income taxes	(402,195)	18,344
Net amortization of premiums and discounts on securities	28,772	13,070
Gain on sale of available for sale securities	(22,592)	(65,629)
Origination of mortgage loans held for sale	(13,909,379)	(2,163,931)
Proceeds from sale of mortgage loans held for sale	14,068,557	2,212,070
Gain on sale of loans, net	(159,178)	(48,139)
Origination of mortgage servicing rights, net of amortization	(59,253)	(4,446)
Loss on sale of foreclosed real estate	23,100	8,350
Write down of foreclosed real estate	136,145	-
Loss on sale of repossessed assets	27,615	26,812
ESOP compensation expense	36,313	43,245
MRP compensation expense	85,057	75,089
Compensation expense on RRP options granted	40,097	45,457
Increase in cash surrender value of life insurance	(16,627)	(46,250)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	7,975	(19,914)
(Increase) decrease in other assets	(88,143)	7,890
Increase in accrued interest payable and other liabilities	161,524	98,624

Net cash provided by operating activities	1,701,426	1,204,521

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(1,798,933)	(11,101,223)
Sales, calls, maturities and paydowns	6,968,110	8,268,403
Securities held to maturity:
Maturities and paydowns	90,740	104,901
Net decrease in loans	1,152,879	274,819
Net increase in federal funds sold	(1,988,000)	-
Proceeds from sale of foreclosed real estate	-	222,716
Proceeds from sale of repossessed assets	99,724	86,088
Purchase of premises and equipment	(23,214)	(2,471)

Net cash provided by (used in) investing activities	4,501,306	(2,146,767)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,651,670	(782,020)
Proceeds from Federal Home Loan Bank advances	-	1,700,000
Principal reduction of Federal Home Loan Bank advances	(6,300,000)	(1,700,000)
Cash dividends paid	(125,849)	(129,209)
Purchase of treasury stock	-	(932,690)

Net cash used in financing activities	(4,774,179)	(1,843,919)

Net increase (decrease) in cash and cash equivalents	1,428,553	(2,786,165)
Cash and cash equivalents:

Beginning	3,096,742	7,585,237

Ending	$4,525,295	$4,799,072

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(Continued)
	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$3,654,037	$4,984,306
Interest paid on other borrowings	5,989	433
Income taxes	464,742	550,296
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	604,859	251,497
Other assets acquired in settlement of loans	92,500	85,100
Sale of foreclosed real estate through loan origination	204,900	128,590
Liability arising from ESOP put option	51,479	28,621

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

At September 30, 2009, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.

NOTE 4 – CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses to be our critical accounting policy.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 5 – EARNINGS PER SHARE

Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares and vested Management Recognition Plan (“MRP”) shares. Diluted earnings (loss) per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards.

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Net (loss) income available to common stockholders	$(33,101)	$345,834	$44,135	$772,493

Basic potential common shares:
Weighted average shares outstanding	2,123,017	2,124,791	2,123,017	2,152,402
Weighted average unallocated ESOP shares	(52,987)	(58,074)	(54,246)	(59,338)
Weighted average unvested MRP shares	(28,786)	(36,197)	(28,786)	(36,197)

Basic weighted average shares outstanding	2,041,244	2,030,520	2,039,985	2,056,867
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	-	8,105	15,465	7,098
Weighted average RRP options outstanding **	-	-	-	-

Dilutive weighted average shares outstanding	2,041,244	2,038,625	2,055,450	2,063,965

Basic (loss) earnings per share	$(0.02)	$0.17	$0.02	$0.38

Diluted (loss) earnings per share	$(0.02)	$0.17	$0.02	$0.37

**	The effect of share options were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2009, 22,846 shares at a fair value of $9.75 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the ESOP:

	September 30, 2009	December 31, 2008
Shares allocated	24,167	20,351
Shares withdrawn from the plan	(1,321)	(1,321)
Unallocated shares	52,147	55,963

Total ESOP shares	74,993	74,993

Fair value of unallocated shares	$508,433	$503,667

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009:
Held to Maturity
Mortgage-backed securities	$746,861	$5,618	$10,341	$742,138

Available for Sale
U.S. agency securities	$5,359,132	$120,122	$-	$5,479,254
Mortgage-backed securities	19,375,440	834,135	11,567	20,198,008

	$24,734,572	$954,257	$11,567	$25,677,262

December 31, 2008:
Held to Maturity
Mortgage-backed securities	$839,236	$887	$18,283	$821,840

Available for Sale
U.S. agency securities	$7,354,779	$240,124	$-	$7,594,903
Mortgage-backed securities	22,553,515	526,423	92,802	22,987,136

	$29,908,294	$766,547	$92,802	$30,582,039

The amortized cost and fair value at September 30, 2009, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$-	$-	$-	$-
Due after one year through five years	-	-	1,304,650	1,334,944
Due after five years through ten years	-	-	4,054,482	4,144,310
Due after ten years	-	-	-	-
Mortgage-backed securities	746,861	742,138	19,375,440	20,198,008

	$746,861	$742,138	$24,734,572	$25,677,262

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009:
Securities Held to Maturity
Mortgage-backed securities	$-	$-	$477,475	$10,341	$477,475	$10,341

Securities Available for Sale
Mortgage-backed securities	$-	$-	$1,233,363	$11,567	$1,233,363	$11,567

December 31, 2008:
Securities Held to Maturity
Mortgage-backed securities	$271,186	$3,443	$481,093	$14,840	$752,279	$18,283

Securities Available for Sale
Mortgage-backed securities	$774,031	$18,049	$1,755,852	$74,753	$2,529,883	$92,802

The unrealized losses at September 30, 2009, relate principally to interest rates relative to the market. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2009. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	September 30, 2008	December 31, 2008
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	3,706,267	1,413,888

Total impaired loans	$3,706,267	$1,413,888

Valuation allowance related to impaired loans	$828,404	$818,063

Total non-accrual loans	$3,809,615	$5,207,757

Total loans past due ninety days or more and still accruing interest	$67,189	$73,411

Total non-accrual loans decreased $1.4 million due to the transfer of impaired loans to foreclosed real estate. The Company also charged off approximately $951,000 through the allowance for loan losses to record these properties at fair value.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

On the basis of management’s review of its assets at September 30, 2009 and December 31, 2008, we classified $2.3 million and $4.0 million, respectively, of our assets as special mention, $3.7 million and $2.8 million, respectively, of our assets as substandard, and $175,000 and $1,000, respectively, of our assets as doubtful.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Following is a summary of activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008.

	2009	2008

Balance at beginning of year	$1,604,731	$605,450
Provision charged (credited) to income	1,519,454	33,435
Loans charged off	(998,263)	(109,391)
Recoveries of loans previously charged off	47,446	1,432

Balance at end of period	$2,173,368	$530,926

NOTE 9 – STOCK COMPENSATION

The total stock-based compensation expense was approximately $125,000 and $121,000, for the nine months ended September 30, 2009 and 2008, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. For the nine months ended September 30, 2009 and 2008, the Company did not grant additional options or shares under the MRP.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification became effective September 30, 2009 for the Company and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (codified in ASC Topic 860, Transfers and Servicing), related to transfers of assets. This guidance is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company is currently evaluating the impact of adopting the guidance.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 11 – FAIR VALUE DISCLOSURE

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and are not adjusted for transaction costs. This guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described below:

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The table below presents the recorded amount of assets measured at fair value on a recurring basis at September 30, 2009.

	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$-	$5,479,254	$-	$5,479,254
Mortgage-backed securities available for sale	-	20,198,008	-	20,198,008

	$-	$25,677,262	$-	$25,677,262

The table below presents the recorded amount of assets measured at fair value on a non-recurring basis at September 30, 2009.

	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$553,114	$-	$553,114
Impaired loans, net	-	2,877,863	-	2,877,863

NOTE 12 – FAIR VALUE MEASUREMENTS

The following information presents estimated fair value of the Company’s financial instruments as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$4,525,295	$4,525,295	$3,096,742	$3,096,742
Federal funds sold	1,988,000	1,988,000	-	-
Securities	28,959,075	28,954,352	33,956,227	33,938,831
Accrued interest receivable	973,355	973,355	981,330	981,330
Loans	153,074,531	159,449,000	156,444,223	159,989,000
Mortgage servicing rights	166,527	166,527	107,274	107,274

Financial Liabilities:
Deposits	176,881,771	180,182,000	175,230,101	179,350,000
Borrowings	-	-	6,300,000	6,300,000
Accrued interest payable	261,792	261,792	204,425	204,425

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Federal Funds Sold: The carrying amounts reported in the balance sheets for federal funds sold approximate fair values.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of September 30, 2009 and December 31, 2008, the fair value of the commitments are immaterial in nature.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events as to their potential impact to the Financial Statements through November 12, 2009, which is the date the financial statements are issued.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2009, to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

The Company’s total assets decreased $4.2 million, or 2.05%, to $201.7 million at September 30, 2009, from $205.9 million at December 31, 2008. The decrease primarily reflects a decrease in loans of $3.4 million, and a decrease in securities available for sale of $4.9 million. The decreases were offset by an increase in cash and cash equivalents of $1.4 million, an increase in mortgage servicing rights of $59,000, an increase in foreclosed real estate of $446,000 and an increase in the deferred tax asset of $311,000.

Cash and cash equivalents increased $1.4 million, or 46.13%, to $4.5 million at September 30, 2009, from $3.1 million at December 31, 2008. The increase in cash and cash equivalents is primarily due to sales, calls and repayments on securities, additions to the deposit portfolio, and payments received on loans.

Securities available for sale decreased $4.9 million, or 16.04%, to $25.7 million at September 30, 2009, from $30.6 million at December 31, 2008. The decrease was primarily the result of $7.0 million in sales, calls, maturities, and principal pay-downs, offset by purchases of $1.8 million and a $269,000 increase in market values of the available for sale securities. Most of the proceeds from the decrease in securities available for sale were kept in cash and fed funds in order to meet the liquidity needs of the Company.

Loans decreased $3.4 million, or 2.15%, to $153.1 million at September 30, 2009, from $156.4 million at December 31, 2008. The decrease in loans was primarily due to pay-offs and principal reductions on one-to-four-family loans, lines of credit and purchased consumer loans in addition to a decrease in construction loans in progress. The decreases were offset by increases in commercial loans, non-residential real estate loans and multi-family real estate loans.

Foreclosed real estate increased $446,000, or 469.07%, to $541,000 at September 30, 2009, from $95,000 at December 31, 2008. The increase was due to the foreclosure on properties securing eight loans previously identified by management as impaired. The increase was offset by the sale of three properties and a reduction in value on one property.

Total deposits increased $1.7 million, or .94%, to $176.9 million at September 30, 2009, from $175.2 million at December 31, 2008. The increase reflects increases in money market accounts, checking accounts and savings accounts, offset by a decrease in certificate of deposit accounts. The increase in checking accounts is primarily due to an increase in the number of business checking accounts. The increases in money market and savings accounts and the decrease in certificate of deposit accounts can be attributed to the movement of funds to more liquid accounts, due to historically low interest rates on certificates of deposit.

FHLB advances decreased $6.3 million, or 100.00%, to $0 at September 30, 2009, from $6.3 million at December 31, 2008. The decrease is due to the repayment of the outstanding advances during the first quarter of 2009.

Accrued interest payable increased $57,000, or 28.06%, to $262,000 at September 30, 2009, from $204,000 at December 31, 2008. The increase is due to an increased number of certificates of deposit accounts with terms of one year or less maturing in the next three months, which pay interest at maturity.

Other liabilities increased $104,000, or 4.78%, to $2.3 million at September 30, 2009, from $2.2 million at December 31, 2008. The increase was primarily due to increases in SERP expenses of $99,000, increases in accrued retirement benefits payable of $52,000, increases in accrued exam and accounting fees of $18,000, an increase in the deferred director compensation investment accounts payable of $43,000, increases in FDIC premiums payable of $74,000, and increases in the Certificate of Deposit Account Registry service payable of $11,000. The increase in retirement benefits payable is due to continued accruals for the defined benefit plan, which was terminated effective April 1, 2007, in anticipation of overall costs associated with withdrawing from the defined benefit plan and the absence of quarterly payments to fund the defined benefit plan. The increase in FDIC insurance premiums payable is due to an increase in assessments imposed by the FDIC. The increases were offset by decreases in federal income taxes payable of $75,000 due to lower pre-tax income, decreases in accrued property taxes payable of $47,000, due to the timing of the accrual and decreases in escrow payable of $97,000.

Stockholders’ equity increased $206,000, or .94%, to $22.0 million at September 30, 2009, from $21.8 million at December 31, 2008. The increase in stockholders’ equity reflects net income for the nine months ended September 30, 2009 of approximately $44,000 and an increase in other comprehensive income of $178,000, net of taxes, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $126,000 paid to stockholders. The remaining changes to stockholders’ equity include increases of approximately $161,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, offset by a decrease to stockholders’ equity of $51,000 to increase the cash obligation related to redeemable common stock held by the ESOP.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net Income. The Company had a net loss of $33,000 for the three months ended September 30, 2009, compared to net income of $346,000 for the three months ended September 30, 2008.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,358	$2,507	$(149)	(5.94)%
Securities:
Mortgage-backed and related securities	242	284	(42)	(14.79)
U.S. agency securities	83	102	(19)	(18.63)
Interest-bearing deposits	1	11	(10)	(90.91)

Total interest and dividend income	2,684	2,904	(220)	(7.58)

Interest expense:
Deposits	1,148	1,626	(478)	(29.40)

Total interest expense	1,148	1,626	(478)	(29.40)

Net interest income	$1,536	$1,278	$258	20.19%

The following table summarizes average balances and average yield or cost of funds for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$27,531	$325	4.73%	$30,841	$386	5.01%
Loans receivable, net (1)	153,142	2,358	6.16%	156,415	2,507	6.41%
Other investments	4,985	1	0.08%	3,611	11	1.22%

Total interest-earning assets	185,658	2,684	5.78%	190,867	2,904	6.09%
Interest-bearing liabilities
Money Market accounts	$15,867	$81	2.04%	$12,860	$74	2.30%
Passbook accounts	11,417	10	0.35%	10,833	14	0.52%
Certificates of Deposit accounts	137,733	1,048	3.04%	148,363	1,525	4.11%
Checking accounts	9,354	9	0.38%	8,865	13	0.59%

Total interest-bearing liabilities	174,371	1,148	2.63%	180,921	1,626	3.59%

NET INTEREST INCOME		$1,536			$1,278

NET INTEREST RATE SPREAD (2)			3.15%			2.50%

NET INTEREST MARGIN (3)			3.31%			2.68%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.47%			105.50%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2009 and 2008. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30, 2009 Compared to 2008 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$(39)	$(22)	$(61)
Loans receivable, net	(50)	(99)	(149)
Other investments	-	(10)	(10)

Total interest-earning assets	$(89)	$(131)	$(220)

Interest expense on
Money Market accounts	$15	$(8)	$7
Passbook accounts	1	(5)	(4)
Certificates of Deposit accounts	(81)	(396)	(477)
Checking	-	(4)	(4)

Total interest-bearing liabilities	(65)	(413)	(478)

Change in net interest income	$(24)	$282	$258

Net interest income increased $258,000, or 20.19%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Interest and dividend income decreased $220,000, or 7.58%, to $2.7 million for the three months ended September 30, 2009, from $2.9 million for the three months ended September 30, 2008 due to a decrease in the average rate on interest-earning assets to 5.78% from 6.09%, due to a declining interest rate environment, and a decrease of $2.2 million in average interest-earning assets to $185.7 million from $190.9 million for the three months ended September 30, 2009 compared to the same period in 2008. Interest expense decreased $478,000, or 29.38%, due to a decrease in the average cost of interest-bearing liabilities to 2.63% from 3.59%, due to a declining interest rate environment, and a decrease of $6.5 million in average interest-bearing liabilities for the three months ended September 30, 2009 compared to the same period in 2008.

Provision for Loan Losses. Management recorded a loan loss provision of $581,000 for the three months ended September 30, 2009, compared to no loss provision for the three months ended September 30, 2008. The increased loss provision is due to an increase in impaired loans of $388,000 and increases in the loss provision attributable to all loans primarily due to the current decline in economic conditions. Based on a general review of the loans that were in the loan portfolio at September 30, 2009, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended September 30, 2009 and 2008.

	Three months ended September 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities available for sale	$-	$7	$(7)	(100.00)%
Gain on sale of loans	23	9	14	155.56
Origination of mortgage servicing rights, net of amortization	7	(1)	8	(800.00)
Customer service fees	75	67	8	11.94
Income on bank owned life insurance	6	15	(9)	(60.00)
Other	5	8	(3)	(37.50)

Total other income	$116	$105	$11	10.48%

The increase in total other income was primarily due to increased gains on sale of loans and origination of mortgage servicing rights, net of amortization, due to the refinancing of mortgage loans resulting from a decline in market interest rates, and an increase in customer service fees, due to management’s decision, effective June 1, 2009, to increase fees the Company charges. The increase was offset by a decrease in gains on sale of securities available for sale, due to fewer sales and decreased income on bank-owned life insurance, due to the decline in interest rates.

Other Expenses. The following table summarizes other expenses for the three months ended September 30, 2009 and 2008.

	Three months ended September 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$455	$427	$28	6.56%
Directors fees	21	21	-	-
Occupancy	122	124	(2)	(1.61)
Deposit insurance premium	80	28	52	185.71
Legal and professional services	51	57	(6)	(10.53)
Data processing	74	58	16	27.59
Foreclosed real estate	192	5	187	3,740.00
Loss on sale of foreclosed real estate	23	-	23	100.00
Loss on sale of repossessed assets	8	17	(9)	(52.94)
Other	113	111	2	1.80

Total other expenses	$1,139	$848	$291	34.32%

The increase in other expenses was primarily due to an increase in expenses on foreclosed real estate of $187,000, due primarily to the additional write-down of $136,000 on one property and payment of real estate taxes and expenses to maintain and sell properties, an increase in deposit insurance premiums of $52,000 due to increased assessments imposed by the FDIC, an increase in salaries and employee benefits of $28,000, and an increase in the loss on sale of foreclosed real estate of $23,000 due to a net loss on the sale of three properties. The increases were offset by a decrease in losses on the sale of repossessed assets of $9,000 and a decrease in legal and professional services of $6,000 due to the completion of legal services in connection with the purchase of bank-owned life insurance in 2008 and a reduction in costs associated with the implementation of Sarbanes Oxley compliance.

Income Taxes. The income tax benefit was $35,000 for the three months ended September 30, 2009, compared to income tax expense of $189,000 for the same period in 2008. The difference in income taxes for the periods is primarily a result of the differences in pre-tax income (loss) for the applicable periods.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net Income. The Company had net income of $44,000 for the nine months ended September 30, 2009, compared to net income of $772,000 for the nine months ended September 30, 2008.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$7,141	$7,575	$(434)	(5.73)%
Securities:
Mortgage-backed and related securities	777	760	17	2.24
U.S. agency securities	246	254	(8)	(3.15)
Interest-bearing deposits	2	101	(99)	(98.02)

Total interest and dividend income	8,166	8,690	(524)	(6.03)

Interest expense:
Deposits	3,711	5,226	(1,515)	(28.99)
Other borrowings	6	-	6	-

Total interest expense	3,717	5,226	(1,509)	(28.87)

Net interest income	$4,449	$3,464	$985	28.44%

The following table summarizes average balances and average yield or cost of funds for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net	$28,509	$1,023	4.78%	$27,873	$1,014	4.85%
Loans receivable, net (1)	153,930	7,141	6.19%	157,540	7,575	6.41%
Other investments	4,924	2	0.05%	6,812	101	1.98%

Total interest-earning assets	187,363	8,166	5.81%	192,225	8,690	6.03%
Interest-bearing liabilities
Money Market accounts	$13,765	$212	2.05%	$11,204	$185	2.20%
Passbook accounts	11,662	31	0.35%	11,195	42	0.50%
Certificates of Deposit accounts	140,153	3,439	3.27%	150,300	4,960	4.40%
Checking accounts	9,451	29	0.41%	9,100	39	0.58%
Advances from Federal Home Loan Bank	1,140	6	0.70%	37	-	-

Total interest-bearing liabilities	176,171	3,717	2.81%	181,836	5,226	3.83%

NET INTEREST INCOME		$4,449			$3,464

NET INTEREST RATE SPREAD (2)			3.00%			2.20%

NET INTEREST MARGIN (3)			3.17%			2.40%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.35%			105.71%

(1)	Net of loans in process, deferred loan costs (fees), and allowance for loan losses.
(2)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2009 and 2008. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30, 2009 Compared to 2008 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$23	$(14)	$9
Loans receivable, net	(167)	(267)	(434)
Other investments	(1)	(98)	(99)

Total interest-earning assets	$(145)	$(379)	$(524)

Interest expense on
Money Market accounts	$39	$(12)	$27
Passbook accounts	1	(12)	(11)
Certificates of Deposit accounts	(249)	(1,272)	(1,521)
Checking	1	(11)	(10)
Advances from Federal Home Loan Bank	6	-	6

Total interest-bearing liabilities	(202)	(1,307)	(1,509)

Change in net interest income	$57	$928	$985

Net interest income increased $985,000, or 28.44%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Interest and dividend income decreased $524,000, or 6.03%, to $8.2 million for the nine months ended September 30, 2009, from $8.7 million for the nine months ended September 30, 2008 due to a decrease in the average rate on interest-earning assets to 5.81% from 6.03%, due to a declining interest rate environment, and a decrease of $4.9 million in average interest-earning assets to $187.4 million from $192.2 million for the nine months ended September 30, 2009, compared to the same period in 2008. Interest expense decreased $1.5 million, or 28.99%, due to a decrease in the average cost of interest-bearing liabilities to 2.81% from 3.83%, due to a declining interest rate environment, and a decrease of $5.7 million in average interest-bearing liabilities for the nine months ended September 30, 2009, compared to the same period in 2008.

Provision for Loan Losses. Management recorded a loan loss provision of $1.5 million for the nine months ended September 30, 2009, compared to $33,000 for the nine months ended September 30, 2008. The increased loss provision is due to an increase in impaired loans of $2.3 million and increases in the loss provision attributable to all loans primarily due to the current decline in economic conditions. Based on a general review of the loans that were in the loan portfolio at September 30, 2009, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities available for sale	$23	$66	$(43)	(65.15)%
Gain on sale of loans	159	48	111	231.25
Origination of mortgage servicing rights, net of amortization	59	4	55	1,375.00
Customer service fees	210	187	23	12.30
Income on bank owned life insurance	17	46	(29)	(63.04)
Other	30	36	(6)	(16.67)

Total other income	$498	$387	$111	28.68%

The increase in total other income was primarily due to increased gains on sale of loans and origination of mortgage servicing rights, net of amortization, due to the refinancing of mortgage loans resulting from a decline in market interest rates, and an increase in customer service fees, due to management’s decision, effective June 1, 2009, to increase fees the Company charges. The increase was offset by a decrease in gains on sale of securities available for sale, due to fewer sales and decreased income on bank-owned life insurance, due to the decline in interest rates.

Other Expenses. The following table summarizes other expenses for the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,396	$1,297	$99	7.63%
Directors fees	63	63	-	-
Occupancy	370	364	6	1.65
Deposit insurance premium	380	38	342	900.00
Legal and professional services	147	195	(48)	(24.62)
Data processing	209	217	(8)	(3.69)
Foreclosed real estate	344	12	332	2,766.67
Loss on sale of foreclosed real estate	23	8	15	187.50
Loss on sale of repossessed assets	28	27	1	3.70
Other	407	399	8	2.01

Total other expenses	$3,367	$2,620	$747	28.51%

The increase in other expenses was primarily due to an increase in deposit insurance premiums of $342,000, due to increased regular assessments and the special assessment of $92,000 imposed by the FDIC, an increase in salaries and employee benefits of $99,000, and an increase in expenses on foreclosed real estate of $332,000, due primarily to payment of expenses of $137,000 and the additional write-down of $136,000 on one property and payment of real estate taxes and expenses to maintain and sell properties. The increases were offset by a decrease in legal and professional services of $48,000, due to the completion of legal services in connection with the purchase of bank-owned life insurance in 2008 and a reduction in costs associated with the implementation of Sarbanes Oxley compliance.

Income Taxes. Income tax expense was $16,000 for the nine months ended September 30, 2009, compared to $425,000 for the same period in 2008. The effective tax rates for the nine months ended September 30, 2009 and 2008 were 26.91% and 35.47%, respectively. The decrease in the effective tax rate was due to the disproportionate share of tax exempt interest to net income before tax during the respective periods.

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

At September 30, 2009, the Bank had outstanding commitments to originate $1.1 million in loans, unfunded lines of credit of $10.8 million, unfunded commitments on construction loans of $282,000, and unfunded standby letters of credit of $502,000. In addition, as of September 30, 2009, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $92.7 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of September 30, 2009, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20 times the amount of our capital stock in the Federal Home Loan Bank of Chicago. There were no Federal Home Loan Bank advances outstanding at September 30, 2009. In addition, as of September 30, 2009, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

Ottawa Savings Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Ottawa Savings Bancorp is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Ottawa Savings Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Ottawa Savings Bancorp in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2009, Ottawa Savings Bancorp had cash and cash equivalents of $4.5 million.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at September 30, 2009 of 9.67%, 15.56% and 16.82%, respectively, compared to ratios at December 31, 2008 of 9.81%, 16.39% and 17.64%, respectively.

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

For the nine months ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. As of September 30, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

OTTAWA SAVINGS BANCORP, INC. Registrant

Date: November 12, 2009	/S/ GARY L. OCEPEK
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	/S/ JON L. KRANOV
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)