Form 10-K
period 2009-12-31
Ottawa Savings Bancorp, Inc.
filed 2010-03-30
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

As of June 30, 2009, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $7,143,459 (based on the last sale price of the common stock on the OTC Bulletin Board of $9.50 per share).

The number of shares of Common Stock of the registrant issued and outstanding as of March 24, 2010 was 2,121,045.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA SAVINGS BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2009

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

The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing quality customer service and innovative new products. In addition, the Bank completed its building expansion in May 2005, adding two drive-up lanes, a separate ATM drive-up, and an additional 7,800 square feet of office space, which enhances our ability to provide quality customer service and increases our presence in the community.

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

The Bank faces significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions, mortgage companies and mortgage brokers. Our main competitors include a number of significant independent banks. In addition, the Bank faces competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage and consumer credit market, such as securities companies and specialty finance companies.

Lending Activities

General. Our loan portfolio consists primarily of one-to-four family residential mortgage loans. To a lesser extent, our loan portfolio includes multi-family and non-residential real estate, commercial, construction and consumer loans. Substantially all of our loans are made within LaSalle County.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the undisbursed portion of construction loan funds, the allowance for loan losses and net deferred costs (fees).

	At December 31,
	2009		2008		2007		2006		2005
	(Dollars in Thousands)
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
One-to-four family	$89,595	58.76%	$100,057	62.83%	$96,571	59.74%	$87,469	59.56%	$75,846	58.21%
Multi-family	5,512	3.62%	3,809	2.39%	5,542	3.43%	8,063	5.49%	11,836	9.09%
Lines of credit	14,540	9.54%	13,300	8.35%	9,632	5.96%	8,596	5.85%	9,774	7.50%
Non-residential real estate	21,841	14.33%	22,473	14.11%	27,748	17.17%	22,072	15.03%	11,945	9.17%
Commercial	10,528	6.90%	4,367	2.75%	2,600	1.61%	888	0.60%	—	—
Construction	3,858	2.53%	5,158	3.24%	8,138	5.03%	7,767	5.29%	11,827	9.08%
Consumer	6,592	4.32%	10,081	6.33%	11,404	7.06%	12,012	8.18%	9,052	6.95%

Total loans, gross	152,466	100.00%	159,245	100.00%	161,635	100.00%	146,867	100.00%	130,280	100.00%

Undisbursed portion of loan funds	(152)		(1,114)		(3,262)		(3,895)		(5,008)
Allowance for loan losses	(3,515)		(1,605)		(605)		(420)		(391)
Deferred loan costs (fees), net	(99)		(82)		(66)		(15)		58

Total loans, net	$148,700		$156,444		$157,702		$142,537		$124,939

Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
One-to-four family	$668	$703	$737	$766	$979
Multi-family	1,797	1,821	3,545	6,375	9,132
Non-residential real estate	6,717	7,661	13,203	11,440	5,296
Consumer	5,017	8,067	9,286	10,156	7,742

Total	$14,199	$18,252	$26,771	$28,737	$23,149

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2009. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2009
	One-to- four family	Multi- family	Lines of credit	Non-residential real estate	Commercial	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$395	$725	$3,040	$5,094	$68	$3,858	$399	$13,579

After one year
More than one year to three years	245	905	1,876	11	222	—	2,774	6,033
More than three years to five years	1,193	—	706	906	2,858	—	3,168	8,831
More than five years to ten years	6,306	—	3,383	1,243	4,104	—	152	15,188
More than ten years to twenty years	23,824	2,052	5,535	4,363	3,019	—	99	38,892
More than twenty years	57,632	1,830	—	10,224	257	—	—	69,943

Total due after December 31, 2010	89,200	4,787	11,500	16,747	10,460	—	6,193	138,887

Gross Loans Receivable	$89,595	$5,512	$14,540	$21,841	$10,528	$3,858	$6,592	$152,466

Less:
Loans in process								(152)
Allowance for loan losses								(3,515)
Plus: Deferred loan costs (fees)								(99)

Total loans, net								$148,700

						Due After December 31, 2010
						Fixed	Adjustable	Total
						(In Thousands)
One-to-four family						$37,247	$51,953	$89,200
Multi-family						1,208	3,579	4,787
Lines of credit						88	11,412	11,500
Non-residential real estate						2,876	13,871	16,747
Commercial						7,667	2,793	10,460
Consumer						6,193	—	6,193

Total						$55,279	$83,608	$138,887

Asset Quality. Although we have no subprime or Alt-A loans in our loan portfolio, and no subprime or Alt-A backed issues among our securities, the subprime crisis may affect us indirectly, albeit to a lesser extent than it will likely impact those banks and thrifts that produced and retained significant portfolios of such loans and securities. While we believe that the nature of our one-to-four family lending niche and the conservative nature of our underwriting standards will limit the impact of the downward turn in the credit cycle on the quality of our assets—particularly in comparison with those institutions that were involved in subprime and Alt-A lending—the downturn in the credit cycle could result in our experiencing an increase in charge-offs and/or our provisions for loan losses, which would have an adverse impact on our results of operations.

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the National Monthly Median cost of funds ratio for all Deposit Insurance Fund (“DIF”)-insured institutions. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 5.00%, 5.25% and 5.50% for the one, three and five year adjustable rate loans, respectively, and 6.00%, 6.25% and 6.50% for non-owner occupied one-to-four family properties, respectively, at this time. Initial and floor rates on multi-family and non-residential properties are also generally based on the National Monthly Median cost of funds, with a floor of 5.50%.

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

We originate and purchase multi-family and non-residential real estate loans with terms generally up to 25 years. Interest rates and payments on adjustable-rate loans adjust every one, three and five years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to the interest rate used for one- to- four family loan products, plus 50 basis points to 100 basis points based on credit-worthiness and risk. The adjustment per period is 1% to 2% based on the loan contract, to a lifetime cap of 5%. Loan amounts generally do not exceed 70% of the appraised value for well-qualified borrowers.

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

Commercial Loans. These loans consist of secured owner and non-owner occupied real estate, operating lines of credit secured by general business assets and equipment loans. We loan primarily to businesses with less than $5,000,000 in annual revenues. The real estate loans are typically 20 years in length with the interest rate adjustments occurring every one, three and five years based on the original contract. The operating lines of credit are generally short term in nature with interest rates tied to short term rates and adjustments occurring daily, monthly, or quarterly based on the original contract. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. The Bank also originates commercial loans from Bankers Health Group. Bankers Health Group specializes in loans to healthcare professionals of all specialties throughout the United States. These loans are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house. As of December 31, 2009, all commercial loans were performing as agreed.

Construction and Land Development Loans. We originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use and land development loans for personal or commercial use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. Land development loans generally can be made with a maximum loan to value ratio of 70% and maximum term up to 10 years. The largest outstanding residential construction loan at December 31, 2009 was $248,000, of which $225,000 was disbursed. The largest outstanding land development loan at December 31, 2009 was $2.5 million, of which $2.5 million was disbursed. These loans were performing according to their terms at December 31, 2009. We also make commercial construction loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan for both residential and commercial construction loans. There were no outstanding commercial construction loans at December 31, 2009.

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

We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan to value ratio of 80% of the appraisal value. Our land loans are adjustable loans with adjustments occurring every one, three and five years, based on the original contract. Interest rate adjustments are based on the National Monthly Median cost of funds.

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

Auto Loan Participations. The Bank purchases auto loan participations from regulated financial institutions. At December 31, 2009 and 2008, we had $5.0 million and $8.1 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the sale of any given loan pool.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2009, we had an aggregate of $14.2 million in purchased loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2009 was $1.9 million.

Beginning in 2003, we began selling some of the longer-term fixed-rate one-to-four family mortgage loans that we originate. We sell these loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $14.9 million and $2.8 million of loans in the years ended December 31, 2009 and 2008, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Beginning balance, net	$156,444	$157,702	$142,537	$124,939	$114,826
Loans originated
One-to-four family	25,587	14,500	21,258	21,908	22,299
Multi-family	2,245	518	642	—	450
Lines of credit	5,315	2,664	618	1,571	5,898
Non-residential real estate	2,196	2,115	5,771	3,682	1,717
Commercial	7,738	2,514	2,131	50	—
Construction	710	1,799	8,118	6,979	6,351
Consumer	961	1,301	1,577	1,651	1,168

Total loans originated	44,752	25,411	40,115	35,841	37,883
Loans purchased
One-to-four family	—	—	—	—	731
Multi-family	4	24	51	2,737	4,879
Non-residential real estate	895	744	2,348	7,712	3,434
Commercial	—	—	—	928	—
Consumer	—	1,800	4,420	6,194	4,183

Total loans purchased	899	2,568	6,819	17,571	13,227
Loan sales(1)	(14,772)	(2,785)	(3,148)	(1,735)	(1,809)
Principal payments	(37,658)	(27,584)	(29,018)	(35,090)	(39,000)
Change in allowance for loan losses	(1,910)	(1,000)	(185)	(29)	48
Change in undisbursed loan funds	962	2,148	633	1,113	(120)
Change in deferred loan costs (fees)	(17)	(16)	(51)	(73)	(116)

Ending balance, net	$148,700	$156,444	$157,702	$142,537	$124,939

(1)	All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $400,000 and two members of our Board of Directors must approve loans over $400,000. Residential loans and all commercial loans above $400,000 up to $1 million in the aggregate to any borrower(s) must be approved by a majority of our inside loan committee. This committee consists of our President, Senior Vice President, Vice President and our Commercial Banking Officer. For loans to any borrower(s) in the aggregate of more than $1 million to $2 million, approval is required by a majority of our level two loan committee, which consists of the inside loan committee, one designated outside director and our Chairman of the Bank’s Board of Directors. For loan requests above the $2 million in the aggregate to any borrower(s), approval is required by a majority of the Board of Directors level loan committee, which consists of the inside loan committee and the Bank’s Board of Directors as a whole.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulations to generally 15% of our stated capital and reserves. At December 31, 2009, our regulatory maximum was $3.3 million.

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

Delinquent Loans

Nonperforming Assets. The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2009
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	11	$777	26	$3,856	37	$4,633
Multi-family	—	—	—	—	—	—
Lines of credit	2	139	6	248	8	387
Non-residential real estate	2	153	7	2,020	9	2,173
Construction	—	—	—	—	—	—
Consumer	2	1	3	25	5	26

Total	17	$1,070	42	$6,149	59	$7,219

	December 31, 2008
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	21	$1,550	31	$3,534	52	$5,084
Multi-family	—	—	2	453	2	453
Lines of credit	1	48	5	73	6	121
Non-residential real estate	7	1,550	2	1,188	9	2,738
Construction	1	54	—	—	1	54
Consumer	7	70	5	32	12	102

Total	37	$3,272	45	$5,280	82	$8,552

	December 31, 2007
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	17	$1,405	18	$1,303	35	$2,708
Lines of credit	2	58	6	353	8	411
Non-residential real estate	1	146	3	1,159	4	1,305
Construction	1	204	—	—	1	204
Consumer	8	22	9	89	17	111

Total	29	$1,835	36	$2,904	65	$4,739

	December 31, 2006
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	10	$790	8	$957	18	$1,747
Lines of credit	2	19	1	45	3	64
Non-residential real estate	1	133	2	105	3	238
Construction	1	80	—	—	1	80
Consumer	2	42	3	8	5	50

Total	16	$1,064	14	$1,115	30	$2,179

	December 31, 2005
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	12	$644	12	$944	24	$1,588
Multi-family	—	—	—	—	—	—
Lines of credit	—	—	5	97	5	97
Non-residential real estate	2	289	2	179	4	468
Construction	—	—	3	401	3	401
Consumer	6	72	9	83	15	155

Total	20	$1,005	31	$1,704	51	$2,709

Classified Assets. Federal Deposit Insurance Corporation regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Loans classified as impaired for financial reporting purposes are generally those loans classified as substandard or doubtful for regulatory reporting purposes.

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

On the basis of management’s review of its assets, at December 31, 2009 and 2008, we had classified $10.6 million and $4.0 million, respectively, of our assets as special mention and $6.8 million and $2.8 million, respectively, of our assets as substandard. We had classified $175,000 and $1,000 of our assets as doubtful at December 31, 2009 and 2008, respectively. There were no assets classified as loss for the years ended December 31, 2009 or 2008. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

Nonperforming Assets

	December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Non-accrual:
One-to-four family	$3,856	$3,534	$1,303	$957	$944
Multi-family	—	453	—	—	—
Non-residential real estate	2,020	1,188	1,159	105	179
Construction	—	—	—	—	401
Consumer	25	32	89	8	83

Total non-accrual loans	5,901	5,207	2,551	1,070	1,607

Past due greater than 90 days and still accruing:
Lines of credit	248	73	353	45	97

Total nonperforming loans	6,149	5,280	2,904	1,115	1,704
Foreclosed real estate	833	95	108	—	—

Total nonperforming assets	$6,982	$5,375	$3,012	$1,115	$1,704

Ratios

	December 31,
	2009	2008	2007	2006	2005
Allowance for loan losses as a percent of gross loans receivable	2.31%	1.01%	0.37%	0.29%	0.30%
Allowance for loan losses as a percent of total nonperforming loans	57.16%	30.40%	20.83%	37.67%	22.95%
Nonperforming loans as a percent of gross loans receivable	4.03%	3.32%	1.80%	0.76%	1.31%
Nonperforming loans as a percent of total assets	3.06%	2.55%	1.40%	0.54%	0.92%

The total amount of non-accrual loans increased to $5.9 million from $5.2 million for the years ended December 31, 2009 and 2008, respectively. The $5.9 million of non-accrual loans consists of 36 loans to 31 borrowers, of which three borrowers had two non-accrual loans and one borrower had three non-accrual loans. In addition, the six line of credit loans totaling $248,000, which are past due greater than 90 days and still accruing, also belong to borrowers with non-accrual loans. Total non-performing loans consist of 42 loans to 31 borrowers. Management is monitoring the increase closely and, in response, has increased the allowance for loan losses accordingly. For the years ended December 31, 2009 and 2008, gross interest income of $211,000 and $193,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. No interest income was recognized on these loans.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2009 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance at beginning of year	$1,605	$605	$420	$391	$439

Chargeoffs:
One-to-four family	360	63	—	1	1
Non-residential real estate	773	—	—	—	—
Consumer	69	105	56	41	53

	1,202	168	56	42	54

Recoveries:
One-to-four family	35	—	—	5	—
Multi-family	148	—	2,366	1,308	190
Consumer	18	4	7	21	6

	201	4	2,373	1,334	196

Net charge-offs (recoveries)	1,001	164	(2,317)	(1,292)	(142)

Additions charged to operations	2,911	1,164	(2,132)	(1,263)	(190)

Balance at end of year	$3,515	$1,605	$605	$420	$391

Net charge-offs (recoveries) to average gross loans outstanding	0.64%	0.10%	(1.50)%	(0.96)%	(0.12)%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2009
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,059	58.58%	58.76%
Multi-family	55	1.57%	3.62%
Lines of credit(1)	—	—%	9.54%
Non-residential real estate	1,193	33.94%	14.33%
Commercial	120	3.41%	6.90%
Construction(1)	—	—%	2.53%
Consumer	88	2.50%	4.32%
Unallocated	—	—%	—%

Total allowance for loan losses	$3,515	100.00%	100.00%

	2008
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$504	31.40%	62.83%
Multi-family	47	2.93%	2.39%
Lines of credit(1)	—	—%	8.35%
Non-residential real estate	876	54.58%	14.11%
Commercial	29	1.81%	2.75%
Construction(1)	—	—%	3.24%
Consumer	149	9.28%	6.33%
Unallocated	—	—%	—%

Total allowance for loan losses	$1,605	100.00%	100.00%

	2007
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$332	54.89%	59.74%
Multi-family	17	2.82%	3.43%
Lines of credit(1)	—	—%	5.96%
Non-residential real estate	119	19.66%	17.17%
Commercial	14	2.30%	1.61%
Construction(1)	—	—%	5.03%
Consumer	123	20.33%	7.06%
Unallocated	—	—%	—%

Total allowance for loan losses	$605	100.00%	100.00%

	2006
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$131	31.19%	59.56%
Multi-family	41	9.76%	5.49%
Lines of credit(1)	—	—%	5.85%
Non-residential real estate	172	40.95%	15.03%
Commercial	10	2.38%	0.60%
Construction(1)	—	—%	5.29%
Consumer	64	15.24%	8.18%
Unallocated	2	0.48%	—%

Total allowance for loan losses	$420	100.00%	100.00%

	2005
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$104	26.60%	58.21%
Multi-family	59	15.09%	9.09%
Lines of credit(1)	—	—%	7.50%
Non-residential real estate	124	31.71%	9.17%
Construction(1)	—	—%	9.08%
Consumer	83	21.23%	6.95%
Unallocated	21	5.37%	—%

Total allowance for loan losses	$391	100.00%	100.00%

(1)	General allowances applicable to Lines of Credit and Construction loans are maintained in the related category of the underlying collateral.

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

Total allowance for loan losses increased $1.9 million to $3.5 million at December 31, 2009 from $1.6 million at December 31, 2008. The increase is a result of management’s decision to increase its qualitative factors for calculating the general allowances for loan losses due to decreasing collateral values, current economic conditions, and increases in classified loans. We had impaired loans of $5.5 million with a valuation allowance of $2.0 million at December 31, 2009, compared to $1.4 million with an allowance of $818,000 at December 31, 2008. The shifts in the percentages of allowance to total allowance from 2008 to 2009 reflect changes in the loan portfolio and a significant increase in the allowance allocated for one-to-four family loans.

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

At December 31, 2009, our investment portfolio consisted primarily of U.S. agency securities with maturities of five to ten years and mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of investment performance. Our Senior Vice President – Chief Financial Officer (CFO) is the designated investment officer and either the CFO or the President is responsible for the daily investment activities and is authorized to make investment decisions consistent with our investment policy. The Investment Committee, consisting of three external Board of Director members, meets regularly with the President and CFO in order to review and determine investment strategies and transactions.

The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2009		2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Held-to-maturity
Mortgage-Backed Securities	$721	$723	$839	$822	$976	$962

Available-for-sale
US Agency Securities	4,572	4,572	7,595	7,595	5,752	5,752
Mortgage-Backed Securities	22,547	22,547	22,987	22,987	20,083	20,083

Total Available-for-sale	$27,119	$27,119	$30,582	$30,582	$25,835	$25,835

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2009
	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Held-to-Maturity Debt Securities:
Mortgage-backed securities	$—	0.00%	$—	0.00%	$278	4.05%	$443	4.43%	$721	4.18%

Available-for-Sale Debt Securities:
U.S agency securities	$—	—	$1,319	5.22%	$3,253	5.44%	$—	—	$4,572	5.38%
Mortgage-backed securities	18	11.91%	—	0.00%	3,216	5.05%	19,313	4.54%	22,547	4.62%

Total debt securities available-for-sale	$18	11.91%	$1,319	5.22%	$6,469	5.25%	$19,313	4.54%	$27,119	4.75%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. The vast majority of our depositors are residents of LaSalle County. Deposits are raised primarily from within our primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts and various retirement accounts. The Bank also is a member of the Certificate of Deposit Registry Service (CDARS), which allows the Bank to retain high deposit relationships with its depository customer base, while still allowing the customer to enjoy FDIC deposit insurance on amounts in excess of the current limit of $250,000. Other than our relationship with CDARS, we do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	December 31,
	2009		2008		2007
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$3,142	1.78%	$2,296	1.31%	$2,627	1.44%
Interest Bearing Checking	9,852	5.60%	8,802	5.02%	9,460	5.17%
Money Market accounts	24,134	13.71%	12,354	7.05%	7,858	4.29%
Passbook accounts	11,245	6.39%	10,584	6.04%	11,084	6.05%
Certificates of Deposit accounts	127,636	72.52%	141,194	80.58%	152,053	83.05%

Total deposit accounts	$176,009	100.00%	$175,230	100.00%	$183,082	100.00%

Certificate Accounts
Less than 1.00%	$671	0.52%	$—	0.00%	$—	0.00%
1.00% to 1.99%	37,637	29.49%	88	0.06%	—	0.00%
2.00% to 2.99%	60,554	47.44%	24,244	17.17%	817	0.54%
3.00% to 3.99%	21,756	17.05%	84,367	59.75%	18,687	12.29%
4.00% to 4.99%	5,725	4.49%	24,040	17.03%	59,630	39.22%
5.00% to 5.99%	1,218	0.95%	8,407	5.96%	72,871	47.92%
6.00% to 6.99%	75	0.06%	48	0.03%	48	0.03%

Total Certificate Accounts	$127,636	100.00%	$141,194	100.00%	$152,053	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2009		2008		2007
	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$4,626	0.00%	$2,314	0.00%	$2,337
Interest Bearing Checking	0.39%	9,616	0.59%	9,096	0.60%	9,638
Money Market accounts	1.94%	16,015	2.20%	11,398	2.45%	8,350
Passbook accounts	0.35%	11,569	0.50%	11,054	0.50%	11,142
Certificate of Deposit accounts	2.61%	137,698	3.77%	148,812	4.80%	153,435

Total	2.38%	$179,524	3.48%	$182,674	4.45%	$184,902

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Beginning of period	$175,230	$183,082	$182,857
Net deposits (withdrawals)	(3,438)	(13,919)	(6,727)
Interest credited on deposit accounts	4,217	6,067	6,952

End of period	$176,009	$175,230	$183,082

Percent change	0.44%	-4.29%	0.12%

The following table indicates the amount of certificates of deposit as of December 31, 2009, by time remaining until maturity.

	Three Months Or Less	Over Three To Six Months	Over Six To Twelve Months	Over Twelve Months	Total
	(In Thousands)
Less than $100,000	$17,367	$15,772	$19,952	$31,517	$84,608
$100,000 or more	2,439	5,258	12,358	22,973	43,028

Total	$19,806	$21,030	$32,310	$54,490	$127,636

	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Total
	(In Thousands)
Less than 1.00%	$671	$—	$—	$—	$—	$671
1.00% to 1.99%	34,584	2,976	—	77	—	37,637
2.00% to 2.99%	30,991	1,214	256	19,123	8,970	60,554
3.00% to 3.99%	4,841	719	7,282	6,903	2,011	21,756
4.00% to 4.99%	1,630	456	2,784	855	—	5,725
5.00% to 5.99%	354	324	540	—	—	1,218
6.00% to 6.99%	75	—	—	—	—	75

Total	$73,146	$5,689	$10,862	$26,958	$10,981	$127,636

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were no Federal Home Loan Bank advances outstanding at December 31, 2009. At December 31, 2009, we had the ability to borrow $46.9 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2009, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

Personnel

At December 31, 2009, we had 21 full-time employees and 7 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only subsidiary is Ottawa Savings Bank.

REGULATION AND SUPERVISION

General

Ottawa Savings Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits. Ottawa Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation. Ottawa Savings Bank must file reports with the OTS and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ottawa Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC (see page 23 for discussion of the mutual holding company) and Ottawa Savings Bank and their operations. Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC, as savings and bank holding companies, are required to file certain reports, which are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Ottawa Savings Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Capital Requirements. The OTS capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% Tier 1 leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% total risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 1.5% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships, non-withdrawable accounts and remaining goodwill. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risk profile of the institution involved. At December 31, 2009, the Bank met each of its capital requirements.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2009, Ottawa Savings Bank maintained 94.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Ottawa Savings Bank’s authority to lend to, and engage in certain transactions (collectively, “covered transactions”) with “affiliates” (e.g., any company that controls or is under common control with an institution, including Ottawa Savings Bancorp, Inc. and Ottawa

Savings Bancorp MHC). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to the removal of officers and/or directors, to receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation (“FDIC”) has authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, its financial condition and the complexity of its portfolio.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base. Due to losses incurred by the Deposit Insurance Fund in 2008 as a result of failed institutions, and anticipated future losses, the FDIC adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment that were effective April 1, 2009 and that effectively made the range seven to 77 1/2 basis points. The FDIC may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the FDIC assessment.

The FDIC imposed on each insured institution a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar special assessments during the fiscal two quarters of 2010, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010. Certain senior unsecured debt issued by institutions and their holding companies between specified time frames could also be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. Ottawa Savings Bank made a business decision to participate in the unlimited noninterest-bearing transaction account coverage and Ottawa Savings Bank and Ottawa Savings Bancorp, Inc. opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize predecessor deposit insurance funds. That payment is established quarterly and for four quarters ended December 31, 2009 averaged 1.06 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Ottawa Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision. The management of Ottawa Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank had an investment in Federal Home Loan Bank of Chicago stock at December 31, 2009 of $2.35 million.

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

Holding Company Regulation

General. Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the OTS has enforcement authority over Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Ottawa Savings Bank.

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

Waivers of Dividends. OTS regulations require mutual holding companies to notify the Office of Thrift Supervision if they propose to waive receipt of dividends from their stock holding company subsidiary. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Ottawa Savings Bancorp MHC will waive dividends that Ottawa Savings Bancorp, Inc. may pay, if any.

Conversion to Stock Form. OTS regulations permit Ottawa Savings Bancorp MHC to convert from the mutual form of organization to the capital stock form of organization. In a conversion transaction, a new holding company would be formed as the successor to Ottawa Savings Bancorp MHC and Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC’s corporate existence would end and certain depositors in the Bank would receive a right to subscribe for shares of a new holding company. In a conversion transaction, each share of common stock of Ottawa Savings Bancorp, Inc. held by stockholders other than Ottawa Savings Bancorp MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than Ottawa Savings Bancorp MHC own the same percentage of common stock in the new holding company as they owned in Ottawa Savings Bancorp, Inc. immediately before conversion. The total number of shares held by stockholders other than Ottawa Savings Bancorp MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

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

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions. Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, FDIC, Office of the Comptroller of the Currency and Federal Reserve Board. The federal savings association charter would be eliminated and federal associations would be required to become banks under some proposals, although others would grandfather existing charters such as that of Ottawa Savings Bank. Savings and loan holding companies would become regulated as bank holding companies under some proposals. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on Ottawa Savings Bank, which could result in more stringent regulation. At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2006. Ottawa Savings Bank’s maximum federal income tax rate was 35% for both the 2009 and 2008 tax year.

Ottawa Savings Bancorp, Inc. has filed a consolidated federal income tax return with Ottawa Savings Bank. Accordingly, it is anticipated that any cash distributions made by Ottawa Savings Bancorp, Inc. to its stockholders would be treated as cash dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and requires savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.3 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Ottawa Savings Bank makes a “non-dividend distribution” to Ottawa Savings Bancorp, Inc. as described below.

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

Under the Tax Allocation Agreement, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bank calculate their federal and state income tax liabilities as if they were filing a separate tax return. If there is tax liability calculated on this separate entity basis, Ottawa Savings Bank pays that tax liability to Ottawa Savings Bancorp, Inc. Payments are made no earlier than five days prior to the time that Ottawa Savings Bancorp, Inc. is required to make either estimated or final tax payments for the consolidated or combined return. If Ottawa Savings Bank has a taxable loss for a year on a separate entity basis, and if that loss could have been carried back to obtain a refund, Ottawa Savings Bancorp, Inc. pays an amount equal to such refund to Ottawa Savings Bank, whether or not any such refund is actually received on a consolidated or combined basis. If that taxable loss would not have resulted in a refund on a separate entity basis because there was no carryback available, but that loss is used on the consolidated or combined return to reduce tax liability on a consolidated or combined basis, Ottawa Savings Bancorp, Inc. pays Ottawa Savings Bank an amount equal to the tax savings from using that loss.

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

State Taxation

Ottawa Savings Bancorp, Inc. is subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 4.8% and 2.5%, respectively, for fiscal year 2010. These amounts remain unchanged from 2009 and 2008. These taxes are imposed on our federal taxable income, with certain adjustments.

ITEM 1A.	RISK FACTORS

Turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global markets experienced severe disruption and volatility, and general economic conditions declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Ottawa Savings Bancorp, Inc., are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in assets values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

FDIC deposit insurance premiums have increased substantially and may increase further, which will adversely affect our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $92,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.1 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Short-term market interest rates (which we use as a guide to price our deposits) have decreased to historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not decreased as significantly. This change in the market yield curve has had a positive impact on our interest rate spread and net interest margin. For the year ended December 31, 2009, our interest rate spread was 3.02% compared to 2.20% for the year ended December 31, 2008. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Over the last year however, the U.S. Federal Reserve has maintained its target for the federal funds rate at .25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to re-deploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2009, we held approximately 6.81% of all bank and thrift deposits in LaSalle County, which was the largest market share of deposits out of twenty-five financial institutions (excluding credit unions) in LaSalle County. Notwithstanding our market share, we face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our origination or purchase of non-residential real estate, multifamily, commercial or construction loans may expose us to increased lending risks.

Our loan portfolio includes non-residential real estate, multifamily, commercial and construction loans. We intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of these types of borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

The loss of any one of our senior executive officers could hurt our operations.

We rely heavily on our senior executive officers. The loss of any one of these officers could have an adverse effect on us because, as a small community bank, each of these officers has more responsibilities than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management level personnel who are in a position to assume the responsibilities of such officers’ positions with us should we need to find replacements for any of these senior members of management. We do not have key-man life insurance on any of these officers.

Our geographic concentration means that our performance may be affected by economic, regulatory and demographic conditions in our market area.

As of December 31, 2009, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle County in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.

If the value of real estate in LaSalle County, Illinois were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in LaSalle County, Illinois, a continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. The median home sale prices in LaSalle County have declined and a further decline in property values would further diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, decreases in asset quality have required and may require further additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The financial services industry continues to undergo rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success may depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

An interruption in or breach in security of our information systems may result in a loss of customer business.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, and servicing or loan origination systems. The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Further, the U.S. Congress is considering several legislative proposals that, if enacted, could cause us to make adverse changes to our business practices related to loans and deposits. Specifically, proposed legislation would alter contractual rights and obligations of both the Bank and its customers under existing loan contracts by reducing amounts customers are required to pay or limiting the Banks’ ability to foreclose on collateral. Other legislation would impact how the Bank assesses certain fees on deposit accounts, such as overdraft fees. There can be no assurance that future legislation will not significantly impact the Bank’s ability to collect on its current loans and/or foreclose on collateral or require changes to business practices that would reduce the amount of revenue recognized in future periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to this facility at December 31, 2009.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2009	Square Footage	Owned/ Leased	Date of Lease Expiration
925 LaSalle Street, Ottawa, IL 61350	1958	$6,973,000	21,000	Owned	N/A

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than legal proceedings occurring in the ordinary course of business. Such legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	(RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2009, the Company had 381 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2009 and 2008. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2009			2008
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$9.90	$7.00	$0.05	$11.50	$11.00	$0.05
Second quarter	$10.00	$9.00	$0.05	$12.50	$10.00	$0.05
Third quarter	$9.75	$9.00	$0.05	$12.25	$9.75	$0.05
Fourth quarter	$9.75	$6.25	$0.05	$10.50	$7.25	$0.05

Dividend Policy

The Company paid cash dividends of $0.20 per share during 2009 and 2008. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any future cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank. Federal and state law imposes certain limitations on dividends by savings banks. See “Item 1.Business.”

Issuer Purchases

	Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Program(1)
October 1-31, 2009	—	—	—	NA
November 1-30, 2009	1,814	9.50	—	NA
December 1-31, 2009	158	9.50	—	NA

Total	1,972	9.50	—	NA

(1)	The shares were purchased by the Company from recipients of Management Recognition Plan awards, vesting in November and December of 2009, who chose to sell a portion of their shares to pay applicable federal, state, and medicare withholding taxes. For additional information on the Management Recognition Plan, see Note 11 in the notes to the consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-2.

	At December 31,
	2009	2008	2007
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$200,697	$205,914	$207,314
Loans, net(1)	148,700	156,444	157,702
Securities held to maturity	721	839	976
Securities available for sale	27,119	30,582	25,835
Deposits	144	175,230	183,082
Stockholders’ Equity	22,047	21,828	21,786
Book Value per common share	$10.39	$10.28	$9.88

(1)	Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.

	Years Ended December 31,
	2009	2008	2007
	(In Thousands, except per share data)
Operation Data:
Total interest and dividend income	$10,822	$11,538	$12,125
Total interest expense	4,745	6,716	7,706

Net interest income	6,077	4,822	4,419
Provision for loan losses	2,911	1,164	(2,132)
Other income	1,048	492	328
Other expense	3,884	3,417	3,334
Income tax expense	94	257	1,336

Net income	$236	$476	$2,209

Basic earnings per share	$0.12	$0.23	$1.04

Diluted earnings per share	$0.12	$0.23	$1.04

	At or for the Years Ended December 31,
	2009	2008	2007
Performance Ratios:
Return on average assets	0.12%	0.23%	1.06%
Return on average stockholders’ equity	1.07	2.31	10.54
Average stockholders’ equity to average assets	10.87	9.92	10.05
Stockholders’ equity to total assets at end of period	10.99	10.60	10.51
Net interest rate spread(1)	3.02	2.20	2.03
Net interest margin(2)	3.21	2.47	2.47
Average interest-earning assets to average interest-bearing liabilities	107.70	107.78	106.26
Other expense to average assets	1.91	1.64	1.60
Efficiency ratio(3)	54.51	64.30	70.24
Dividend payout ratio	1.72	0.86	0.19

Regulatory Capital Ratios:
Tangible capital	9.70	9.81	10.02
Tier 1 core capital	9.70	9.81	10.02
Total risk-based capital	17.09	17.64	17.15

Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	0.64	0.10	(1.50)
Allowance for loan losses to gross loans outstanding	2.31	1.01	0.37
Non-performing loans to gross loans	4.03	3.32	1.80
Non-performing assets to total assets(4)	3.48	2.61	1.45

Other Data:
Number of full-service offices	1	1	1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)	Non-performing assets consist of non-performing loans and foreclosed real estate. Non-performing loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements, which appear beginning on page F-2.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of money market accounts, passbook savings accounts, individual retirement accounts and certificates of deposit. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of an insurance settlement and fees, service charges, and gains on the sale of loans. Non-interest expense currently consists primarily of salaries and employee benefits, deposit insurance premiums, directors’ fees, occupancy, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

During the period from March 2000 until April 2004, as part of our investment activities, we purchased loan participations from Commercial Loan Corporation (“CLC”) of Oak Brook, Illinois. In April 2004, we were informed by our regulators, the FDIC and the Illinois Office of Banks and Real Estate (“OBRE”) that CLC had misappropriated funds from loans it was servicing for others. At that time, the Bank had 38 outstanding loan participations with CLC in the aggregate amount of approximately $15.0 million. In May 2004, CLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2004, CLC’s remaining assets were transferred to the CLC Creditors Trust.

In December 2004, we received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in non-residential real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. As of December 31, 2009, all of the foregoing loans were paid off as per their original terms. Although we have retained certain unsecured claims against the CLC Creditors Trust, we have charged-off the remaining $9.5 million of our investment in the CLC loan participations. In October 2005, March 2006, March 2007, June 2007, October 2007, and November 2009, the Company received and recorded as recoveries, distributions of $190,000, $1.3 million, $1.2 million, $902,000, $281,000, and $148,000, respectively, from the CLC Creditors Trust on previously charged-off loan participations with CLC. These settlements were recorded as a recovery to the allowance for loan losses.

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

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

The Company’s total assets decreased $5.2 million, or 2.53%, to $200.7 million at December 31, 2009, from $205.9 million at December 31, 2008. The decrease is the result of a decrease in loans of $7.7 million, a decrease in securities available for sale of $3.5 million, a decrease in premises and equipment of $222,000 due primarily to depreciation, a decrease in securities held to maturity of $118,000 due primarily to principal pay-downs, a decrease in cash and cash equivalents of $124,000 and a decrease in accrued interest receivable of $92,000. The decreases were offset by an increase in federal funds sold of $3.9 million, an increase in prepaid FDIC insurance premiums of $1.0 million, an increase in deferred tax assets of $719,000, an increase in foreclosed real estate of $738,000, an increase in other assets of $134,000, and an increase in the value of bank owned life insurance of $24,000.

Cash and cash equivalents decreased $124,000, or 4.00%, to $3.0 million at December 31, 2009 from $3.1 million at December 31, 2008 primarily as a result of cash provided by investing and operating activities slightly exceeding the cash used in financing activities.

Securities available for sale decreased $3.5 million, or 11.32%, to $27.1 million at December 31, 2009 from $30.6 million at December 31, 2008. The decrease was primarily the result of sales, maturities, and principal pay-downs of $8.9 million and a $14,000 decrease in market values of the available for sale securities, offset by $5.4 million in purchases.

Loans, net of allowances for loan losses, decreased $7.7 million, or 4.95%, to $148.7 million at December 31, 2009, from $156.4 million at December 31, 2008. The decrease in loans, net of allowances for loan losses, was primarily due to refinancing existing loans at lower interest rates and selling them to the Federal Home Loan Mortgage Corporation and an increase in the allowance for loan losses of $1.9 million in response to an increase in impaired and non-accrual loans. The remainder of the decrease in loans was primarily due to pay-offs and principal reductions, offset by an increase in commercial loans, multi-family real estate loans, and line of credit advances.

Accrued interest receivable decreased $91,000, or 9.35%, to $890,000 at December 31, 2009, from $981,000 at December 31, 2008. The decrease was primarily due to a decrease in accrued interest on loans of $63,000, an increase in the reserve for uncollected interest on non-accrual loans of $18,000, and a decrease in accrued interest on securities of $11,000.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions increased $134,000, or 11.24%, to $1.3 million at December 31, 2009, from $1.2 million at December 31, 2008. The increase is primarily due to an increase in other charges due on loans of $153,000, an increase in the deferred director compensation investment accounts of $63,000 due to contributions and investment gains, and an increase in mortgage servicing rights of $53,000. The increases were offset by a decrease in prepaid dealer reserve on purchased auto loans of $91,000, a decrease of $23,000 in interest advanced on purchased securities, and a decrease in auto loan repossessions, net of proceeds from sales, totaling $20,000.

Prepaid FDIC premiums increased $1.0 million, or 100.00%, at December 31, 2009 as a result of the required prepayment of FDIC estimated premiums for 2010, 2011, and 2012 made in December 2009.

Total deposits increased $779,000, or .44%, to $176.0 million at December 31, 2009, from $175.2 million at December 31, 2008. The increase is primarily due to increases in non-interest bearing checking accounts.

Accrued interest payable decreased $60,000, or 29.44%, to $144,000 at December 31, 2009, from $204,000 at December 31, 2008. The decrease is primarily a result of declining interest rates on money market and certificates of deposit accounts.

Federal Home Loan Bank (FHLB) advances decreased $6.3 million, or 100.0%, to zero at December 31, 2009, from $6.3 at December 31, 2008 due to the decision by management to pay down borrowings.

Other liabilities increased $88,000, or 4.03%, to $2.3 million at December 31, 2009, from $2.2 million at December 31, 2008. The increase was primarily due to an increase in the accrued SERP payable of $131,000, an increase in escrow payable of $43,000, an increase in income taxes payable of $114,000, due to net income during the fourth quarter, an increase deferred director compensation payable of $69,000, an accounts payable item of $25,000 related to a foreclosed property, and an increase in property taxes payable of $12,000. The increases were offset by a decrease in accrued retirement payments of $346,000 due to the completion of the termination and distribution of the defined benefit plan.

Equity increased $219,000, or 1.00%, to $22.0 million at December 31, 2009, from $21.8 million at December 31, 2008. The increase in equity reflects net income for the year ended December 31, 2009 of approximately $237,000, an increase in other comprehensive income, net of taxes of $9,000, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $168,000 paid to stockholders and the repurchase of 1,972 shares of the Company’s stock for an aggregate of $19,000. The remaining changes to equity include increases of $216,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, offset by a decrease to stockholders’ equity of $57,000 to increase the cash obligation related to redeemable common stock held by the ESOP.

Comparison of Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

General. Net income for the year ended December 31, 2009 was $237,000 compared to $477,000 for the year ended December 31, 2008.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$9,478	$10,039	$(561)	(5.59)%
Securities:
Mortgage-backed and related securities	1,033	1,049	(16)	(1.53)
U.S. agency securities	307	342	(35)	(10.23)
Non-marketable equity securities	1	2	(1)	(50.00)
Interest-bearing deposits	3	106	(103)	(97.17)

Total interest and dividend income	10,822	11,538	(716)	(6.21)

Interest expense:
Deposits	4,739	6,712	(1,973)	(29.40)
Borrowings	6	4	2	50.00

Total interest expense	4,745	6,716	(1,971)	(29.35)

Net interest income	$6,077	$4,822	$1,255	26.03%

Net interest income increased $1.3 million, or 26.03% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Interest and dividend income decreased due to a decrease in the average yield on interest earning assets to 5.72% from 5.92% due to decreased market rates, and a decrease of $5.6 million in average interest earning assets to $189.3 million for the year ended December 31, 2009, from $194.9 million for the year ended December 31, 2008. Interest expense decreased due to a decrease of $5.7 million in average interest bearing liabilities, and a decrease in the cost of interest bearing liabilities to 2.70% from 3.70%, due to a declining interest rate environment for the year ended December 31, 2009, compared to the same period in 2008.

Provision for Loan Losses. Management recorded a loss provision of $2.9 million for the year ended December 31, 2009, compared to $1.2 million for the year ended December 31, 2008. The increased loss provision for the year ended December 31, 2009 was in response to the increase in non-performing loans from 3.32% of outstanding loans at December 31, 2008 to 4.03% as of December 31, 2009, which is primarily attributable to the current decline of economic conditions. The $2.9 million provision for 2009 includes $2.0 million of valuation allowances related to 37 impaired loans to 21 borrowers totaling $6.1 million, compared to $818,000 of valuation allowances related to five impaired loans to four borrowers totaling $1.4 million for 2008. Based on a general review of the loans that were in the loan portfolio at December 31, 2009, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Other Income. The following table summarizes other income for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$23	$66	$(43)	(65.15)%
Gain on sale of loans	169	58	111	191.38
Origination of mortgage servicing rights, net of amortization	57	3	54	1,800.00
Customer service fees	283	256	27	10.55
Income on bank owned life insurance	24	60	(36)	(60.00)
Insurance settlement	446	—	446	100.00
Other	46	49	(3)	(6.12)

Total other income	$1,048	$492	$556	113.01%

The increase in other income was primarily due to the receipt of an insurance settlement of $446,000 during the fourth quarter of 2009 as a result of our success in a lawsuit filed in the ordinary course of business. Additionally, gains on the sale of loans and mortgage servicing rights increased as a result management’s decision to maintain our in-house one-to-four family mortgage rates higher than those offered by Freddie Mac, resulting in an increase in loans sold to Freddie Mac. The increase in customer service fees was primarily due to an increase in the number of checking accounts with overdraft and ATM activity. The increases were offset by decreases in gains on the sale of securities and income on bank owned life insurance.

Other Expenses. The following table summarizes other expenses for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,438	$1,732	$(294)	(16.97)%
Directors fees	84	84	—	—
Occupancy	498	488	10	2.05
Deposit insurance premium	454	76	378	497.37
Legal and professional services	198	193	5	2.59
Data processing	278	283	(5)	(1.77)
Foreclosed real estate	373	11	362	3,290.91
Loss on sale of foreclosed real estate	11	8	3	37.50
Loss on sale of repossessed assets	22	24	(2)	(8.33)
Other	528	518	10	1.93

Total other expenses	$3,884	$3,417	$467	13.67%

Efficiency ratio(1)	54.51%	64.30%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The increase in deposit insurance premiums was primarily due to increased quarterly assessments and the special assessment of $92,000 imposed by the FDIC. The increase in expenses on foreclosed real estate was primarily due to expenses of $162,000 and the additional write-down of $136,000 on one property in addition to the payment of real estate taxes and insurance, and expenses to repair, maintain, and sell properties. The decrease in salary and employee benefits is due to the completion of the termination and distribution of the defined benefit plan during the fourth quarter of 2009, which resulted in the reversal of excess retirement payments of $398,000, offset by an increase in compensation of $104,000.

Income Taxes. Income tax expense was $94,000 for the year ended December 31, 2009, compared to $257,000 for the same period in 2008. The effective tax rates for the years ended December 31, 2009 and 2008 were 28.42% and 35.06%, respectively. The difference in income tax expense for the periods was due to the disproportionate share of tax exempt interest to net income before tax during the respective periods.

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

	Year Ended December 31,
	2009			2008			2007
	(Dollars in Thousands)
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
ASSETS
Interest-earning assets
Securities, net(1)	$28,329	$1,340	4.73%	$28,690	$1,391	4.85%	$35,436	$1,775	5.01%
Loans receivable, net(2)	153,182	9,478	6.19%	157,479	10,039	6.37%	151,060	10,038	6.64%
Non-marketable equity securities	2,535	1	0.04%	2,535	2	0.08%	2,535	60	2.37%
Other investments	5,235	3	0.06%	6,177	106	1.72%	5,281	252	4.77%

Total interest-earning assets	189,281	$10,822	5.72%	194,881	$11,538	5.92%	194,312	$12,125	6.24%

Non-interest-earning assets	14,446			13,144			14,090

TOTAL ASSETS	$203,727			$208,025			$208,402

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$16,015	$313	1.95%	$11,398	$251	2.20%	$8,350	$205	2.46%
Passbook accounts	11,569	41	0.35%	11,054	55	0.50%	11,142	56	0.50%
Certificates of Deposit accounts	137,698	4,347	3.16%	148,812	6,353	4.27%	153,435	7,380	4.81%
Checking	9,616	38	0.40%	9,096	53	0.58%	9,638	55	0.57%
Advances and borrowed funds	855	6	0.70%	1,050	4	0.38%	292	10	3.42%

Total interest-bearing liabilities	175,753	4,745	2.70%	181,410	6,716	3.70%	182,857	7,706	4.21%

Non-interest-bearing liabilities	5,820			5,969			4,595

TOTAL LIABILITIES	181,573			187,379			187,452
EQUITY	22,154			20,646			20,950

TOTAL LIABILITIES AND EQUITY	$203,727			$208,025			$208,402

NET INTEREST INCOME		$6,077			$4,822			$4,419

NET INTEREST RATE SPREAD(3)			3.02%			2.20%			2.03%

NET INTEREST MARGIN(4)			3.21%			2.47%			2.27%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.70%			107.78%			106.26%

(1)	Includes unamortized discounts and premiums.
(2)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $244,000, $229,000, and $195,000, for 2009, 2008 and 2007, respectively.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	2009 COMPARED TO 2008 INCREASE (DECREASE) DUE TO			2008 COMPARED TO 2007 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$(17)	$(34)	$(51)	$(327)	$(57)	$(384)
Loans receivable, net	(266)	(295)	(561)	409	(408)	1
Non-marketable equity securities	—	(1)	(1)	—	(58)	(58)
Other investments	—	(103)	(103)	15	(161)	(146)

Total interest-earning assets	$(283)	$(433)	$(716)	$98	$(684)	$(587)

Interest expense on
Money Market accounts	$90	$(28)	$62	$67	$(21)	$46
Passbook accounts	2	(16)	(14)	(1)	—	(1)
Certificates of Deposit accounts	(351)	(1,655)	(2,006)	(197)	(830)	(1,027)
Checking	2	(17)	(15)	(3)	1	(2)
Advances and borrowed funds	(1)	3	2	3	(9)	(6)

Total interest-bearing liabilities	(258)	(1,713)	(1,971)	(131)	(859)	(990)

Change in net interest income	$(25)	$1,280	$1,255	$228	$175	$403

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

We have sought to manage our interest rate risk in order to limit the exposure of our earnings and capital to changes in interest rates. In an attempt to accomplish this, we offer a variety of floating rate loans based on the prime rate and loans that adjust on one- to five-year intervals, based on various indices including the prime rate and U.S. Treasury securities. In addition, we have attempted to lengthen the maturities of our deposit accounts by offering proportionately higher interest rates for longer terms, 3-5 year certificate accounts and by increasing our core deposits, in which the overall balances are generally less volatile to interest rate fluctuations than certificate accounts.

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

	December 31, 2009
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$17,598	$(3,986)	-18.00%	9.11%	(149)
+200	19,559	(2,026)	-9.00%	9.92%	(68)
+100	20,955	(629)	-3.00%	10.44%	(16)
50	21,305	(279)	-1.00%	10.54%	(6)
0	21,584	—	—	10.60%	—
-50	21,569	(15)	0.00%	10.53%	(7)
-100	20,848	(736)	-3.00%	10.16%	(44)

	December 31, 2008
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$12,828	$(5,527)	-30.00%	6.49%	(236)
+200	15,318	(3,036)	-17.00%	7.61%	(125)
+100	17,139	(1,215)	-7.00%	8.38%	(48)
50	17,811	(544)	-3.00%	8.65%	(21)
0	18,355	—	—	8.86%	—
-50	18,494	139	1.00%	8.89%	3
-100	18,678	324	2.00%	8.95%	9

The table above indicates that at December 31, 2009, in the event of a 100 basis point decrease in interest rates, we would experience a decrease of approximately 3% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 9% in net portfolio value.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 7.2% for the year ended December 31, 2009 compared to 7.4% for the year ended December 31, 2008. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included with the Consolidated Financial Statements which begin on page F-2 of this Form 10-K.

Our primary investing activities are the origination and purchase of one-to-four family, non-residential real estate and multi-family and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2009 and 2008, our loan originations totaled $44.8 million and $25.4 million, respectively. For the years ended December 31, 2009 and 2008, we purchased loans totaling $899,000 and $2.6 million, respectively. For the years ended December 31, 2009 and 2008, we received $14.9 million and $2.8 million, respectively, from the sale of loans, resulting in gains of $169,000 and $58,000, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $9.1 million and $11.6 million for the years ended December 31, 2009 and 2008, respectively. We purchased $5.5 million and $15.5 million in securities for the years ended December 31, 2009 and 2008, respectively. For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits increased $779,000 for the year ended December 31, 2009 and decreased $7.9 million for the year ended December 31, 2008. For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business-Deposit Activities and Other Sources of Funds.”

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances. We had no outstanding advances from the FHLBC for the year ended December 31, 2009 and $6.3 million for the year ended December 31, 2008. We had an available borrowing limit of $46.9 million for both years, based on 20 times the value of our capital stock investment in the FHLBC.

At December 31, 2009 we had outstanding commitments to originate loans of $793,000, unfunded commitments under lines of credit of $10.7 million, unfunded commitments on construction loans of $152,000, and unfunded standby letters of credit of $502,000. At December 31, 2009, certificates of deposit scheduled to mature in less than one year totaled $73.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from Ottawa Savings Bank. The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision, but with prior notice to the Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2009, the Company had liquid assets of $502,000.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect in its financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (“GAAP”) (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it changes the way GAAP is organized and presented. The Codification became effective September 30, 2009 for the Company and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

In April 2009, the FASB issued guidance (originally issued as FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments) amending existing GAAP relating to OTTI for debt securities to improve presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The Company’s adoption of the guidance, now included in ASC Topic 320, effective with the quarter ended June 30, 2009, did not have a material impact on the Company’s consolidated financial position and results of operation.

In April 2009, the FASB issued guidance (originally issued as FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements) amending existing GAAP in ASC Topic 825, Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The adoption of the guidance did not have an impact on the Company’s consolidated financial position and results of operation.

In May 2009, the FASB issued guidance (originally issued as SFAS No. 165, Subsequent Events) to establish general standards of accounting for and disclosing events that occur after the balance sheet date, but prior to the issuance of financial statements. The guidance, now included in ASC Topic 855, Subsequent Events, provides guidance on when financial statements should be adjusted for subsequent events and requires companies to disclose subsequent events. In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements, in order to alleviate potential conflicts between Topic 855 and the SEC’s requirements. In accordance with this ASU, a SEC filer is no longer required to disclose the date through which subsequent events have been evaluated. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operation.

In August 2009, FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). The amendments in ASU 2009-05 were effective as of the beginning of each reporting entity’s first reporting period (including interim periods) that begins after August 2009. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have an impact on the Company’s consolidated financial position and results of operation.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16). The amendments in ASU 2009-16 are the result of SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, originally issued on June 12, 2009. ASU 2009-16 communicates that updates to ASC 860 will require additional information about transfers of financial assets, including securitization transactions, and where entities continue to have exposure to risks relating to transferred financial assets. The amendments change requirements for derecognizing financial assets, enhance disclosure requirements and eliminate the ‘qualifying special-purpose entity.’ Furthermore, the term ‘participating interest’ is defined to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The amendments require transferred assets and liabilities incurred to be recognized and measured at fair value. The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early application is not permitted. The Company is currently evaluating the effect the amendments to ASC 860 will have on its consolidated financial position and results of operation.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of the Company have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages F-2 through F-36 of this Form 10-K.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to page 51 of this Annual Report on Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2010 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

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

ITEM 15.	EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1	Ottawa Savings Bank Employee Stock Ownership Plan and Trust Agreement, (incorporated by reference to Exhibit 10.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.2	ESOP Loan Documents, (incorporated by reference to Exhibit 10.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.3	Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Gary L. Ocepek (incorporated by reference to Exhibit 10.3 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

10.4	Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Jon L. Kranov (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

10.5	Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Philip B. Devermann (incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

10.6	Ottawa Savings Bancorp, Inc. Director Emeritus Plan, (incorporated by reference to Exhibit 10.6 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.7	Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

10.8	Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.9	Ottawa Savings Bank Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)

10.10	Amendment to Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

10.11	Salary Continuation Agreement between Ottawa Savings Bank and Gary L. Ocepek, as amended. (incorporated by reference to Exhibit 10.11 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

10.12	Salary Continuation Agreement between Ottawa Savings Bank and Jon L. Kranov, as amended. (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

10.13	Salary Continuation Agreement between Ottawa Savings Bank and Philip B. Devermann, as amended. (incorporated by reference to Exhibit 10.13 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

Exhibit No.	Description of Exhibit
11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reverence to Exhibit 14.1 to Company’s 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2007)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company’s 2005 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2006)

23.1	Consent of McGladrey and Pullen, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ottawa Savings Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine managements’ assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in the accompanying management’s report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN LLP
Champaign, Illinois March 29, 2010

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$1,858,421	$1,432,594
Interest bearing deposits	1,114,371	1,664,148

Total cash and cash equivalents	2,972,792	3,096,742
Federal funds sold	3,917,000	—
Securities held to maturity (fair value of $723,413 and $821,840 at December 31, 2009 and 2008, respectively)	721,101	839,236
Securities available for sale	27,118,824	30,582,039
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $3,514,704 and $1,604,731 at December 31, 2009 and 2008, respectively	148,700,290	156,444,223
Premises and equipment, net	7,282,235	7,503,726
Accrued interest receivable	889,562	981,330
Foreclosed real estate	832,809	95,000
Deferred tax asset	1,901,837	1,182,387
Cash value of life insurance	1,489,657	1,465,753
Prepaid FDIC premiums	1,013,083	—
Other assets	1,322,757	1,189,099

Total assets	$200,696,899	$205,914,487

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$3,141,577	$2,295,792
Interest bearing	172,867,675	172,934,309

Total deposits	176,009,252	175,230,101
Accrued interest payable	144,246	204,425
Borrowings	—	6,300,000
Other liabilities	2,268,085	2,180,283

Total liabilities	178,421,583	183,914,809

Commitments and contingencies (Note 14)
Redeemable common stock held by ESOP plan	227,906	171,270

Stockholders’ Equity
Common Stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,726,277	8,673,250
Retained earnings	15,045,706	14,976,595
Unallocated ESOP shares	(508,760)	(559,636)
Unearned management recognition plan shares	(267,336)	(379,199)
Accumulated other comprehensive income	454,167	444,672

	23,472,303	23,177,931
Less:
Treasury shares at cost, 2009 103,866 shares; 2008 101,894 shares	(1,196,987)	(1,178,253)
Maximum cash obligation related to ESOP shares	(227,906)	(171,270)

Total stockholders’ equity	22,047,410	21,828,408

Total liabilities and stockholders’ equity	$200,696,899	$205,914,487

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2009 and 2008

	2009	2008
Interest and dividend income:
Interest and fees on loans	$9,477,614	$10,038,939
Securities:
Mortgage-backed and related securities	1,032,504	1,049,432
U.S. agency securities	307,346	341,720
Dividends on non-marketable equity securities	1,449	2,331
Interest-bearing deposits	3,411	106,076

Total interest and dividend income	10,822,324	11,538,498

Interest expense:
Deposits	4,738,605	6,711,308
Borrowings	5,989	4,489

Total interest expense	4,744,594	6,715,797

Net interest income	6,077,730	4,822,701
Provision for loan losses	2,911,447	1,164,126

Net interest income after provision for loan losses	3,166,283	3,658,575

Other income:
Gain on sale of securities	22,592	65,629
Gain on sale of loans	168,685	57,785
Origination of mortgage servicing rights, net of amortization	57,375	3,197
Customer service fees	282,915	255,604
Income on bank owned life insurance	23,904	60,373
Insurance settlement	446,507	—
Other	46,154	49,120

Total other income	1,048,132	491,708

Other expenses:
Salaries and employee benefits	1,437,959	1,732,186
Directors fees	84,130	84,314
Occupancy	498,297	488,209
Deposit insurance premium	453,507	75,934
Legal and professional services	198,411	192,319
Data processing	277,565	282,678
Foreclosed real estate	373,466	11,288
Loss on sale of foreclosed real estate	11,390	8,350
Loss on sale of reposessed assets	22,305	23,612
Other	526,740	517,648

Total other expenses	3,883,770	3,416,538

Income before income tax expense	330,645	733,745
Income tax expense	93,959	257,217

Net income	$236,686	$476,528

Basic earnings per share	$0.12	$0.23

Diluted earnings per share	$0.12	$0.23

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2007	22,249	8,607,615	14,670,844	(610,512)	(479,982)	(24,928)	(228,000)	(171,709)	21,785,577
Comprehensive income:
Net income	—	—	476,528	—	—	—	—	—	476,528
Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $264,229	—	—	—	—	—	512,915	—	—	512,915
Reclassification adjustment for gains included in net income, net of tax expense of $(22,314)	—	—	—	—	—	(43,315)	—	—	(43,315)

Comprehensive income									946,128

Allocation of 5,088 of ESOP shares	—	4,622	—	50,876	—	—	—	—	55,498
Compensation expense on MRP awards granted	—	—	—	—	100,783	—	—	—	100,783
Compensation expense on RRP options granted	—	61,013	—	—	—	—	—	—	61,013
Cash dividends paid, $0.20 per share	—	—	(170,777)	—	—	—	—	—	(170,777)
Purchase of 80,894 treasury shares	—	—	—	—	—	—	(950,253)	—	(950,253)
Change related to ESOP shares cash obligation	—	—	—	—	—	—	—	439	439

Balance, December 31, 2008	22,249	8,673,250	14,976,595	(559,636)	(379,199)	444,672	(1,178,253)	(171,270)	21,828,408

Comprehensive income:
Net income	—	—	236,686	—	—	—	—	—	236,686
Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $12,573	—	—	—	—	—	24,406	—	—	24,406
Reclassification adjustment for gains included in net income, net of tax expense of $(7,681)	—	—	—	—	—	(14,911)	—	—	(14,911)

Comprehensive income									246,181

Allocation of 5,087 of ESOP shares	—	(3,667)	—	50,876	—	—	—	—	47,209
Compensation expense on MRP awards granted	—	(7,761)	—	—	111,863	—	—	—	104,102
Compensation expense on RRP options granted	—	64,455	—	—	—	—	—	—	64,455
Cash dividends paid, $0.20 per share	—	—	(167,575)	—	—	—	—	—	(167,575)
Purchase of 1,972 treasury shares	—	—	—	—	—	—	(18,734)	—	(18,734)
Change related to ESOP shares cash obligation	—	—	—	—	—	—	—	(56,636)	(56,636)

Balance, December 31, 2009	$22,249	$8,726,277	$15,045,706	$(508,760)	$(267,336)	$454,167	$(1,196,987)	$(227,906)	$22,047,410

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows from Operating Activities
Net income	$236,686	$476,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	261,532	267,929
Provision for loan losses	2,911,447	1,164,126
Provision for deferred income taxes	(724,342)	(391,504)
Net amortization of premiums and discounts on securities	49,641	18,040
Gain on sale of securities	(22,592)	(65,629)
Origination of mortgage loans held for sale	(14,771,613)	(2,784,833)
Proceeds from sale of mortgage loans held for sale	14,940,298	2,842,618
Gain on sale of loans, net	(168,685)	(57,785)
Origination of mortgage servicing rights, net of amortization	(57,375)	(3,197)
Loss on sale of foreclosed real estate	11,390	8,350
Write down of foreclosed real estate	136,145	—
Loss on sale of repossessed assets	22,305	23,612
ESOP compensation expense	47,209	55,498
MRP compensation expense	104,102	100,783
Compensation expense on RRP options granted	64,455	61,013
Increase in cash surrender value of life insurance	(23,904)	(60,373)
Change in assets and liabilities:
Increase in prepaid FDIC insurance premiums	(1,013,083)	—
Decrease in accrued interest receivable	91,768	73,998
(Increase) decrease in other assets	(96,702)	115,881
Increase in accrued interest payable and other liabilities	27,623	109,937

Net cash provided by operating activities	2,026,305	1,954,992

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(5,493,890)	(15,484,658)
Sales, calls, maturities and paydowns	8,946,750	11,498,742
Securities held to maturity:
Sales, maturities and paydowns	115,828	134,860
Net decrease (increase) in loans	3,665,578	(237,096)
Net increase in federal funds sold	(3,917,000)	—
Proceeds from sale of foreclosed real estate	175,563	222,716
Proceeds from sale of repossessed assets	104,115	110,868
Purchase of premises and equipment	(40,041)	(16,371)

Net cash provided by (used in) investing activities	3,556,903	(3,770,939)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	779,151	(7,851,518)
Proceeds from Federal Home Loan Bank advances	—	9,500,000
Principal reduction of Federal Home Loan Bank advances	(6,300,000)	(3,200,000)
Cash dividends paid	(167,575)	(170,777)
Purchase of treasury stock	(18,734)	(950,253)

Net cash used in financing activities	(5,707,158)	(2,672,548)

Net decrease in cash and cash equivalents	(123,950)	(4,488,495)
Cash and cash equivalents:
Beginning	3,096,742	7,585,237

Ending	$2,972,792	$3,096,742

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$4,798,784	$6,639,629
Interest paid on other borrowings	5,989	4,489
Income taxes	704,532	729,746
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	1,325,808	346,497
Other assets acquired in settlement of loans	106,000	113,100
Sale of foreclosed real estate through loan origination	264,900	128,590
Liability due to the recording of ESOP put options	56,636	(439)

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

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the market value of securities available for sale, the determination of the allowance for loan losses and the liability for postretirement benefits.

Concentration of credit risk

Most of the Bank’s business activity is with customers within the local Ottawa area. The Bank does not have any significant concentrations to any one industry or customer.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, including cash items in process of clearing. Cash flows from loans, deposits, and federal funds sold or purchased are treated as net increases or decreases in the statement of cash flows.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary impairment (OTTI) are reflected in earnings as realized losses. In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Non-marketable equity securities

Investments in the Federal Home Loan Bank of Chicago, Bankers Bancorp, and the Upper Illinois River Valley Development Corporation are carried at cost.

We perform a review of all the Bank’s investments on an ongoing basis for the presence of OTTI. This evaluation includes our investment in Federal Home Loan Bank of Chicago (FHLBC) stock. The Company is required to maintain these equity securities as a member of the FHLBC. FHLBC stock is carried at par and does not have a readily determinable fair value. The Company views its investment in the FHLBC as a long-term investment. Accordingly, the determination of whether these investments are impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLBC as compared to the capital stock amount for the FHLBC and the length of time this situation has persisted, (2) commitments by the FHLBC to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBC, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLBC and (4) the liquidity position of the FHLBC.

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

The allowance consists of specific and general components. For loans that are considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

Foreclosed real estate

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Income taxes

Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not realizable. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Pension plan

The Bank has a pension plan covering substantially all employees. It is the policy of the Bank to fund the maximum amount that can be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law. See Note 10 for additional information regarding the 401(k) plan, and the termination of the defined benefit retirement plan.

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

Stock-based compensation

The Company recognizes compensation cost for all stock-based awards based on the estimated grant date fair value. The fair value of stock options are estimated using a Black-Scholes option pricing model and amortized to expense over the option’s vesting periods, as more fully disclosed in Note 11.

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

Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In the normal course of business, management will reach settlements over legal issues which are recorded in the period received. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements.

Fair value measurement

In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and are not adjusted for transaction costs. This guidance also establishes a framework for measuring fair value and expands disclosure of fair value measurements. See Note 15 for additional information.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Earnings per share

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares and vested Management Recognition Plan (“MRP”) shares. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards. See Note 11 for additional information on the MRP and RRP plans.

	Years ended December 31,
	2009	2008
Net income available to common stockholders	$236,686	$476,528

Basic potential common shares:
Weighted average shares outstanding	2,122,827	2,145,282
Weighted average unallocated Employee Stock Ownership Plan shares	(53,607)	(58,699)
Weighted average unvested MRP shares	(27,940)	(35,367)

Basic weighted average shares outstanding	2,041,280	2,051,216
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	14,892	15,548
Weighted average RRP options outstanding *	—	—

Dilutive weighted average shares outstanding	2,056,172	2,066,764

Basic earnings per share	$0.12	$0.23

Diluted earnings per share	$0.12	$0.23

*	The effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Segment reporting

The Company views the Bank as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. The Company approaches the Bank as one business enterprise which operates in a single economic environment since the products and services, types of customers and regulatory environment all have similar characteristics.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (“GAAP”) (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification became effective September 30, 2009 for the Company and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

In April 2009, the FASB issued guidance (originally issued as FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments) amending existing GAAP relating to OTTI for debt securities to improve presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The Company’s adoption of the guidance, now included in ASC Topic 320, effective with the quarter ended June 30, 2009, did not have a material impact on the Company’s consolidated financial position and results of operation.

In April 2009, the FASB issued guidance (originally issued as FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) amending existing GAAP in ASC Topic 825, Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The adoption of the guidance did not have an impact on the Company’s consolidated financial position and results of operation. See Note 15 for additional information.

In May 2009, the FASB issued guidance (originally issued as SFAS No. 165, Subsequent Events) to establish general standards of accounting for and disclosing events that occur after the balance sheet date, but prior to the issuance of financial statements. The guidance, now included in ASC Topic 855, Subsequent Events, provides guidance on when financial statements should be adjusted for subsequent events and requires companies to disclose subsequent events. In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements, in order to alleviate potential conflicts between Topic 855 and the SEC’s requirements. In accordance with this ASU, a SEC filer is no longer required to disclose the date through which subsequent events have been evaluated. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operation.

In August 2009, FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). The amendments in ASU 2009-05 were effective as of the beginning of each reporting entity’s first reporting period (including interim periods) that begins after August 2009. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have an impact on the Company’s consolidated financial position and results of operation. See Note 15 for additional information.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16). The amendments in ASU 2009-16 are the result of SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, originally issued on June 12, 2009. ASU 2009-16 communicates that updates to ASC 860 will require additional information about transfers of financial assets, including securitization transactions, and where entities continue to have exposure to risks relating to transferred financial assets. The amendments change requirements for derecognizing financial assets, enhance disclosure requirements and eliminate the ‘qualifying special-purpose entity.’ Furthermore, the term ‘participating interest’ is defined to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The amendments require transferred assets and liabilities incurred to be recognized and measured at fair value. The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early application is not permitted. The Company is currently evaluating the effect the amendments to ASC 860 will have on its consolidated financial position and results of operation.

Note 2. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2009 and 2008, these reserve balances amounted to $250,000.

Note 3. Investment Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
Held to Maturity
Mortgage-backed securities	$721,101	$7,132	$4,820	$723,413

Available for Sale
U.S. agency securities	$4,506,404	$65,854	$—	$4,572,258
Mortgage-backed securities	21,924,288	672,800	50,522	22,546,566

	$26,430,692	$738,654	$50,522	$27,118,824

December 31, 2008:
Held to Maturity
Mortgage-backed securities	$839,236	$887	$18,283	$821,840

Available for Sale
U.S. agency securities	$7,354,779	$240,124	$—	$7,594,903
Mortgage-backed securities	22,553,515	526,423	92,802	22,987,136

	$29,908,294	$766,547	$92,802	$30,582,039

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2009 and 2008, securities with a carrying value of approximately $500,000 and $3,150,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value at December 31, 2009, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	1,302,504	1,319,500
Due after five years through ten years	—	—	3,203,900	3,252,758
Due after ten years	—	—	—	—
Mortgage-backed securities	721,101	723,413	21,924,288	22,546,566

	$721,101	$723,413	$26,430,692	$27,118,824

Proceeds from the sale of securities were $861,295 in 2009 and $3,553,875 in 2008. There were $22,943 in gross realized gains in 2009 and $65,629 in gross realized gains in 2008. Gross realized losses amounted to $351 for 2009 and none in 2008. The tax provision applicable to these net realized gains and losses amounted to $7,681 and $22,314, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Securities Held to Maturity
Mortgage-backed securities	$—	$—	$359,176	$4,820	$359,176	$4,820

Securities Available for Sale
Mortgage-backed securities	$3,554,876	$50,111	$18,210	$411	$3,573,086	$50,522

December 31, 2008
Securities Held to Maturity
Mortgage-backed securities	$271,186	$3,443	$481,093	$14,840	$752,279	$18,283

Securities Available for Sale
Mortgage-backed securities	$774,031	$18,049	$1,755,852	$74,753	$2,529,883	$92,802

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near- term prospects of the issuer, and (3) the intent and ability to retain and whether it is not more likely than not the

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Company will be required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.

At December 31, 2009, 16 securities had unrealized losses with aggregate depreciation of 1.39% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2009.

Note 4. Loans

The components of loans are as follows:

	December 31,
	2009	2008
Mortgage loans:
Secured by one-to-four family residences	$89,594,557	$100,056,725
Multi-family	5,512,110	3,808,419
Construction	3,857,697	5,158,171
Home equity lines of credit	7,828,071	8,751,803

	106,792,435	117,775,118
Less:
Undisbursed portion of construction and other mortgage loans	(151,524)	(1,034,654)

Total mortgage loans	106,640,911	116,740,464
Other loans:
Non-residential real estate	21,841,137	22,472,897
Non-residential lines of credit	2,261,350	1,302,572
Commercial	10,527,745	4,367,219
Commercial lines of credit	4,450,640	3,245,627
Consumer loans	6,592,099	10,080,691

	45,672,971	41,469,006
Less:
Undisbursed portion of non-residential and commercial loans	—	(78,946)

Total other loans	45,672,971	41,390,060
Less: Allowance for loan losses	(3,514,704)	(1,604,731)
Less: Deferred loan (fees)	(98,888)	(81,570)

Loans, net	$148,700,290	$156,444,223

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2009	2008
Balance at beginning of year	$1,604,731	$605,450
Provision charged to income	2,911,447	1,164,126
Loans charged off	(1,202,228)	(168,508)
Recoveries of loans previously charged off	200,754	3,663

Balance at end of year	$3,514,704	$1,604,731

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following is a summary of information pertaining to impaired and non-accrual loans:

	Years Ended December 31,
	2009	2008
Impaired loans without a valuation allowance	$602,629	$—
Impaired loans with a valuation allowance	5,540,654	1,413,888

Total impaired loans	$6,143,283	$1,413,888

Valuation allowance related to impaired loans	$2,005,863	$818,063

Total non-accrual loans	$5,901,237	$5,207,757

Total loans past due ninety days or more and still accruing	$248,279	$73,411

	Years Ended December 31,
	2009	2008
Average investment in impaired loans	$3,699,871	$400,512

Interest income recognized on impaired loans	$—	$—

Interest income recognized on a cash basis on impaired loans	$—	$—

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

Note 5. Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $25,376,793 and $16,365,679 at December 31, 2009 and 2008, respectively.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 6. Accrued Interest Receivable

Accrued interest receivable at December 31, 2009 and 2008, are summarized as follows:

	2009	2008
U.S. agency securities	$67,707	$74,163
Mortgage-backed securities	92,110	96,467
Loans	729,745	810,700

	$889,562	$981,330

Note 7. Premises and Equipment

Premises and equipment at December 31, 2009 and 2008, are summarized as follows:

	2009	2008
Cost:
Land	$1,966,899	$1,966,899
Buildings	6,688,463	6,681,721
Furniture and equipment	1,493,281	1,476,809

	10,148,643	10,125,429
Less: Accumulated depreciation	2,866,408	2,621,703

	$7,282,235	$7,503,726

Note 8. Deposits

Deposits at December 31, 2009 and 2008 are summarized as follows:

	2009		2008
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$3,141,577	1.78%	$2,295,792	1.31%

Interest bearing checking	9,852,355	5.60%	8,801,632	5.02%
Money market	24,134,068	13.71%	12,353,974	7.05%
Passbook savings	11,245,448	6.39%	10,584,170	6.04%
Certificates of deposit	127,635,804	72.52%	141,194,533	80.58%

Interest bearing	172,867,675	98.22%	172,934,309	98.69%

Total	$176,009,252	100.00%	$175,230,101	100.00%

Interest expense on deposits for the years ended December 31, 2009 and 2008, is summarized as follows:

	December 31,
	2009	2008
Money market	$312,542	$250,859
Passbook savings	40,938	55,415
Certificates of deposit	4,347,011	6,352,347
Checking	38,114	52,687

	$4,738,605	$6,711,308

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Deposits from directors, principal officers, and their immediate families at December 31, 2009 and 2008 were $2,919,671 and $1,093,416, respectively.

The aggregate amount of public deposits at December 31, 2009 and 2008 were $7,134,094 and $7,631,450, respectively.

The aggregate amount of jumbo certificates of deposit within a minimum denomination of $100,000 was approximately $43,028,000 and $37,381,000 at December 31, 2009 and 2008, respectively.

At December 31, 2009, scheduled maturities of certificates of deposit are as follows:

2010	$73,146,033
2011	5,688,421
2012	10,862,752
2013	26,958,210
2014	10,980,388

$127,635,804

The Bank held brokered deposits of approximately $21,151,000 and $23,041,000 at December 31, 2009 and 2008, respectively. The broker receives a fee from the Bank for the brokered deposits. Total fee expense of $26,269 and $26,845 were recognized for the years ended December 31, 2009 and 2008, respectively.

Note 9. Borrowings

Our borrowings consist of open line advances from the Federal Home Loan Bank of Chicago and Federal Funds purchased from Bankers Bank of Wisconsin. The interest rate on the open line advances can change daily and at December 31, 2008, the rate was .52%. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2009, we had the ability to borrow an additional $46.9 million from the FHLBC, based on 20 times the value of the Bank’s FHLBC stock, less outstanding advances. In addition, as of December 31, 2009, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were no Federal Home Loan Bank advances and no Federal Funds purchased outstanding at December 31, 2009.

	December 31,
	2009	2008
Advances from the Federal Home Loan Bank	$—	$6,300,000

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of approximately $77,000 are to be made by the ESOP.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2009, 5,087 shares, with an average fair value of $9.28 per share were committed to be released, resulting in ESOP compensation expense of $47,209, as compared to 5,088 shares, with an average fair value of $10.91 per share, resulting in ESOP compensation expense of $55,498 for 2008.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2009 and 2008, respectively, 24,117 shares at a fair value of $9.45, and 19,030 shares at a fair value of $9.00, have been classified as mezzanine capital.

	December 31,
	2009	2008
Shares allocated	25,438	20,351
Shares withdrawn from the plan	(1,321)	(1,321)
Unallocated shares	50,876	55,963

Total ESOP shares	74,993	74,993

Fair value of unallocated shares	$480,778	$503,667

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

The Ottawa Savings Bank Defined Benefit Plan was established on April 1, 2007 as a single employer plan to facilitate the distribution of plan assets received from the Financial Institutions Retirement Fund. Expenses of $80,000 and $123,761 were recorded for the years ended December 31, 2009 and 2008, respectively, in anticipation of additional funding and termination requirements. The Ottawa Savings Bank Defined Benefit Plan was terminated on September 30, 2008. The distribution of vested benefits and payment of fees associated with the termination was completed during the fourth quarter of 2009 resulting in an excess accrual of approximately $398,000, which was included in the statements of income as a reduction of compensation expense for the period ending December 31, 2009.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent ratably over the remaining years to the date when the executive is first eligible for benefits. The SERP compensation charged to expense totaled $131,900 and $124,200 for the years ended December 31, 2009 and 2008, respectively.

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Employer contributions vest to the employee equally over a five-year period. Employer contribution expense was $67,986 for 2009 and $58,676 for 2008.

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2009 and 2008 were $62,604 and $66,728, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $847,819 and $776,866 as of December 31, 2009 and 2008, respectively.

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation

	December 31,
	2009	2008
Number of participants:
Retirees	3	3
Active employees—fully eligible	1	1
Active employees—not yet eligible	4	4

Total	8	8

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Obligations and funded status:

	Year ended December 31,
	2009	2008
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$192	$227
Service cost	4	3
Interest cost	12	13
Actuarial loss (gain)	50	(47)
Benefits paid	(4)	(4)

Benefit obligation at end of year	254	192

Change in plan assets
Employer contributions	4	4
Benefits paid	(4)	(4)

Fair value of plan assets at year end	—	—
Funded status	(254)	(192)
Actuarial (gain)	(166)	(230)

Net amount recognized	$(420)	$(422)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2009	2008
Accumulated post-retirement benefit obligation:
Retirees	$(38,541)	$(34,305)
Active employees—fully eligible	(62,230)	(49,766)
Active employees—not yet eligible	(152,819)	(108,007)

Total	(253,590)	(192,078)
Plan assets at fair value	—	—
Funded status	(253,590)	(192,078)
Actuarial (gain)	(166,032)	(229,530)

(Accrued) cost included in other liabilities	$(419,622)	$(421,608)

Components of Net Periodic Benefit Cost:

	December 31,
	2009	2008
Service cost	$4,091	$3,375
Interest cost	12,343	13,365
Amortization net gain	(14,021)	(10,614)

Net cost	$2,413	$6,126

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Weighted average assumptions used to determine net periodic benefit cost:

	December 31,
	2009	2008
Discount rate	5.75%	6.50%
Expected long-term return on plan assets	—	—
Rate of compensation increase	—	—

Assumed health care cost trend rates:

	December 31,
	2009	2008
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2014	2013

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$3	$(3)
Effect on post-retirement benefit obligation	$39	$(32)

Cash Flows

Contributions: The Bank expects to contribute $4,500 to its other post-retirement benefit plan in 2010.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Other Benefits
(Amounts in thousands)
2010	$4
2011	8
2012	8
2013	8
2014	10
2015-2019	61

Note 11. Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, the Company granted 37,065 of the 43,608 shares of restricted stock on November 21, 2006. The 43,608 shares were purchased by the Company in November 2006, at an average cost of $13.46 per share. These shares vest in equal installments over a five year period, with ownership of the shares transferring to the recipient upon vesting. On December 21, 2008 the Company granted an additional 2,180 shares. The unamortized cost of shares not yet vested of $267,336 and $379,199 at December 31, 2009 and 2008, respectively, are reported as reductions of stockholders’ equity.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the MRP stock awards is as follows:

MRP Awards at December 31, 2009	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	24,423	$13.14
Granted	—
Vested and transferred to recipients	(7,847)	13.26
Forfeited	—	—

Outstanding and non-vested at end of year	16,576	$13.09

MRP Awards at December 31, 2008	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	29,654	$13.46
Granted	2,180	9.90
Vested and transferred to recipients	(7,411)	13.46
Forfeited	—	—

Outstanding and non-vested at end of year	24,423	$13.14

The total compensation cost at December 31, 2009, related to non-vested shares not yet recognized was approximately $209,000 with an average expense recognition period of 1.6 years. The Company recognized compensation expense of approximately $104,100 and $100,800, and a deferred tax asset of approximately $8,000 for both years ended December 31, 2009 and 2008. At December 31, 2009, 16,576 shares remain non-vested and are expected to be exercisable in accordance with their original terms.

Stock option plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of stock options to directors, officers and employees. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, on November 21, 2006, the Company granted stock options to purchase 92,666 shares of the Company’s common stock, at an exercise price of $12.35 per share. Under the same plan, on December 21, 2008, the Company granted stock options to purchase 5,451 shares of the Company’s common stock, at an exercise price of $9.90 per share. The options become exercisable in equal installments over a five year period from the grant date. The options expire ten years from the grant date.

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

Black-Scholes assumptions at December 21, 2008
Dividend rate	0.51%
Risk-free interest rate	1.66%
Expected time to exercise	7 years
Volatility	35.62%

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the outstanding RRP stock options is as follows:

Stock Options at December 31, 2009	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	98,117	$12.21	8.01 years	$—

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	98,117	$12.21	7.01 years	$—

Exercisable at year end	56,683	$12.30	6.94 years	$—

Stock Options at December 31, 2008	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	92,666	$12.35	8.90 years	$—

Granted	5,451	9.90	9.98 years
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	98,117	$12.21	8.01 years	$—

Exercisable at year end	37,062	$12.35	7.90 years	$—

Weighted average fair value per option granted during the year		$3.71

A summary of the vesting status of the RRP stock options at December 31, 2009 is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Non-vested at beginning of year	61,055	$12.13
Granted	—	—
Vested	(19,621)	12.21
Forfeited	—	—

Non-vested at end of year	41,434	$12.09

The total compensation cost at December 31, 2009, related to non-vested options not yet recognized was approximately $132,016 with an average expense recognition period of 1.6 years. The Company recognized compensation expense of approximately $64,000 and $61,000, and a deferred tax asset of approximately $4,800 for each of the years ended December 31, 2009 and 2008, respectively.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 12. Income Taxes

The Company and Bank file consolidated federal income tax returns on a calendar year basis.

Income tax expense is summarized as follows:

	Years Ended December 31,
	2009	2008
Federal:
Current	$817,843	$624,141
Deferred	(718,629)	(398,738)

	99,214	225,403

State:
Current	458	24,580
Deferred	(5,713)	7,234

	(5,255)	31,814

	$93,959	$257,217

The Company’s income tax expense differed from the maximum statutory federal rate of 35% for the years ended December 31, 2009 and 2008, as follows:

	Years Ended December 31,
	2009	2008
Expected income taxes	$115,726	$256,811
Income tax effect of:
State taxes, net of federal tax benefit	(3,416)	20,679
Income taxed at lower rates	(3,306)	(7,337)
Other	(15,045)	(12,936)

	$93,959	$257,217

The components of the net deferred tax asset are as follows:

	December 31,
	2009	2008
Deferred tax assets
Employee benefit plans	$624,321	$680,765
Allowance for loan losses	1,364,760	623,117
Other	146,721	107,578

	2,135,802	1,411,460

Deferred tax liabilities
Unrealized gain on securities available for sale	(233,965)	(229,073)

Net deferred tax asset	$1,901,837	$1,182,387

Retained earnings at December 31, 2009 include approximately $1,169,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $453,000 at December 31, 2009. Management has determined that the probability of recapturing the reserve is not sufficient to record a liability in accordance with FIN48, therefore no disclosure is necessary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes as of December 31, 2009 and 2008, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Total Risk-Based Capital	$20,769,322	17.09%	$9,722,863	8.00%	$12,153,578	10.00%
Tier I Risk- Based Capital	$19,225,489	15.82%	$4,861,431	4.00%	$7,292,147	6.00%
Tier I Leverage	$19,225,489	9.70%	$7,928,412	4.00%	$9,910,515	5.00%
Tangible Capital	$19,225,489	9.70%	$2,973,155	1.50%	N/A	N/A
December 31, 2008:
Total Risk-Based Capital	$21,594,664	17.64%	$9,790,778	8.00%	$12,238,473	10.00%
Tier I Risk- Based Capital	$20,063,930	16.39%	$4,895,389	4.00%	$7,343,084	6.00%
Tier I Leverage	$20,063,930	9.81%	$8,183,269	4.00%	$10,229,087	5.00%
Tangible Capital	$20,063,930	9.81%	$3,068,726	1.50%	N/A	N/A

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The Company’s mutual holding company waived its share of dividends declared by the Company amounting to $244,740 for both years ended December 31, 2009 and 2008.

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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Variable rate	Fixed rate	Total	Range of rates on fixed rate commitments
As of December 31, 2009:
Commitments to originate loans	$667,277	$126,100	$793,377	6.75%-7.25%
Unfunded commitments on construction loans	151,524	—	151,524	—
Unfunded commitments under lines of credit	10,672,797	—	10,672,797	—

	11,491,598	126,100	11,617,698
Standby letters of credit	501,874	—	501,874	—

	$11,993,472	$126,100	$12,119,572

As of December 31, 2008:
Commitments to originate loans	$2,692,900	$2,157,648	$4,850,548	4.75%-7.75%
Unfunded commitments on construction loans	895,835	217,765	1,113,600	5.25%-7.25%
Unfunded commitments under lines of credit	8,636,401	—	8,636,401	—

	12,225,136	2,375,413	14,600,549
Standby letters of credit	148,414	—	148,414	—

	$12,373,550	$2,375,413	$14,748,963

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

Note 15. Fair Values Measurements

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

are not adjusted for transaction costs. This guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and December 31, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2009
U.S. agency securities available for sale	$—	$4,572,258	$—	$4,572,258
Mortgage-backed securities available for sale	—	22,546,566	—	22,546,566

	$—	$27,118,824	$—	$27,118,824

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2008
U.S. agency securities available for sale	$—	$7,594,903	$—	$7,594,903
Mortgage-backed securities available for sale	—	22,987,136	—	22,987,136

	$—	$30,582,039	$—	$30,582,039

The tables below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2009 and December 31, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2009
Foreclosed assets	$—	$854,309	$—	$854,309
Impaired loans, net	—	4,137,420	—	4,137,420

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2008
Foreclosed assets	$—	$136,920	$—	$136,920
Impaired loans, net	—	285,042	310,783	595,825

Note 16. Fair Values of Financial Instruments

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

Borrowings: Due to the short term nature of the borrowings, the carrying amounts of these advances approximate their fair values.

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2009 and 2008, the fair value of the commitments were immaterial in nature.

Accrued Interest Receivable and Payable: The carrying amounts of accrued interest receivable and payable approximate fair values.

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$2,972,792	$2,972,792	$3,096,742	$3,096,742
Federal funds sold	3,917,000	3,917,000	—	—
Securities	30,374,877	30,377,189	33,956,227	33,938,831
Accrued interest receivable	889,562	889,562	981,330	981,330
Loans	148,700,290	154,333,000	156,444,223	159,989,000
Mortgage servicing rights	164,649	164,649	107,274	107,274
Financial Liabilities:
Deposits	176,009,252	178,964,000	175,230,101	179,350,000
FHLB advances	—	—	6,300,000	6,300,000
Accrued interest payable	144,246	144,246	204,425	204,425

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Note 17. Condensed Parent Only Financial Statements

	December 31,
	2009	2008
Statements of financial condition
Assets:
Interest bearing deposits	$502,306	$159,638
Equity in net assets of Ottawa Savings Bank	21,209,779	21,237,048
ESOP note receivable	563,231	602,992

Total assets	$22,275,316	$21,957,286

Liabilities and stockholders’ equity:
Liabilities	$—	$—

Redeemable common stock in ESOP plan	227,906	171,270

Stockholders’ Equity	22,047,410	21,828,408

Total liabilities and stockholders’ equity	$22,275,316	$21,999,678

	December 31,
	2009	2008
Statements of income
Equity in net income of subsidiary	$247,470	$492,145
Interest income	37,713	49,236

Operating income	285,183	541,381
Other expenses	66,741	64,853

Income before income tax benefit	218,442	476,528
Income tax benefit	(18,244)	—

Net income	$236,686	$476,528

	December 31,
	2009	2008
Statements of cash flows
Operating activities:
Net income	$236,686	$476,528
Adjustments to reconcile net income to net cash (used in) operating activities:
Distributions in excess of net income of subsidiary	(247,470)	(492,145)

Net cash used in operating activities	(10,784)	(15,617)

Investing activities:
Dividends received from subsidiary	500,000	1,200,000
Payments received on ESOP note receivable	39,761	37,318

Net cash provided by investing activities	539,761	1,237,318

Financing activities:
Cash dividends paid	(167,575)	(170,777)
Purchase of treasury stock	(18,734)	(950,253)

Net cash used in financing activities	(186,309)	(1,121,030)

Net increase in cash and cash equivalents	342,668	100,671
Cash and cash equivalents:
Beginning of period	159,638	58,967

End of period	$502,306	$159,638

Supplemental Schedule of Noncash Investing and Financing Activities
Liability due to the recording of ESOP put options	$56,636	$(439)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.

Date: March 29, 2010	By:	/s/ GARY OCEPEK
Gary Ocepek President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY OCEPEK Gary Ocepek	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2010

/s/ JON KRANOV Jon Kranov	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 29, 2010

/s/ JAMES A. FERRERO James A. Ferrero	Director	March 29, 2010

/s/ KEITH JOHNSON Keith Johnson	Director	March 29, 2010

/s/ ARTHUR C. MUELLER Arthur C. Mueller	Director	March 29, 2010

/s/ DANIEL J. REYNOLDS Daniel J. Reynolds	Director	March 29, 2010

S-1