Form 10-Q
period 2010-03-31
Ottawa Savings Bancorp, Inc.
filed 2010-05-17
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2010
Common Stock, $0.01 par value	2,121,045

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2010

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$2,045,712	$1,858,421
Interest bearing deposits	1,592,980	1,114,371

Total cash and cash equivalents	3,638,692	2,972,792
Federal funds sold	8,303,000	3,917,000
Securities held to maturity (fair value of $73,776 and $723,413 at March 31, 2010 and December 31, 2009, respectively)	73,572	721,101
Securities available for sale	34,907,084	27,118,824
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $3,525,859 and $3,514,704 at March 31, 2010 and December 31, 2009, respectively	145,276,824	148,700,290
Premises and equipment, net	7,217,247	7,282,235
Accrued interest receivable	799,432	889,562
Foreclosed real estate	782,529	832,809
Deferred tax asset	1,910,781	1,901,837
Cash value of life insurance	1,495,527	1,489,657
Prepaid FDIC premiums	950,525	1,013,083
Other assets	1,266,443	1,322,757

Total assets	$209,156,608	$200,696,899

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$3,153,321	$3,141,577
Interest bearing	180,847,089	172,867,675

Total deposits	184,000,410	176,009,252
Accrued interest payable	105,190	144,246
Other liabilities	2,485,275	2,268,085

Total liabilities	186,590,875	178,421,583

Commitments and contingencies
Redeemable common stock held by ESOP plan	213,268	227,906

Stockholders’ Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,739,838	8,726,277
Retained earnings	15,278,822	15,045,706
Unallocated ESOP shares	(496,041)	(508,760)
Unearned management recognition plan shares	(241,571)	(267,336)
Accumulated other comprehensive income	459,423	454,167

	23,762,720	23,472,303

Less:
Treasury shares, at cost, 103,866 shares	(1,196,987)	(1,196,987)
Maximum cash obligation related to ESOP shares	(213,268)	(227,906)

Total stockholders’ equity	22,352,465	22,047,410

Total liabilities and stockholders’ equity	$209,156,608	$200,696,899

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest and dividend income:
Interest and fees on loans Securities:	$2,185,413	$2,398,294
Mortgage-backed and related securities	249,675	280,493
U.S. agency securities	59,807	86,838
Interest-bearing deposits	2,515	420

Total interest and dividend income	2,497,410	2,766,045

Interest expense:
Deposits	940,189	1,305,681
Other borrowings	—	5,932

Total interest expense	940,189	1,311,613

Net interest income	1,557,221	1,454,432
Provision for loan losses	247,500	261,993

Net interest income after provision for loan losses	1,309,721	1,192,439

Other income:
Gain on sale of securities	1,562	—
Gain on sale of loans	8,732	56,105
Origination of mortgage servicing rights, net of amortization	1,363	18,226
Customer service fees	66,663	62,942
Income on bank owned life insurance	5,869	5,036
Other	12,435	10,949

Total other income	96,624	153,258

Other expenses:
Salaries and employee benefits	431,721	468,033
Directors fees	21,009	21,033
Occupancy	125,618	127,448
Deposit insurance premium	72,184	125,702
Legal and professional services	61,508	47,733
Data processing	68,566	68,418
Foreclosed real estate	23,522	68,089
Loss on sale of foreclosed real estate	54,062	—
Loss on sale of repossessed assets	193	5,453
Other	114,334	131,154

Total other expenses	972,717	1,063,063

Income before income taxes	433,628	282,634
Income tax expense	158,190	102,950

Net income	$275,438	$179,684

Basic earnings per share	$0.13	$0.09

Diluted earnings per share	$0.13	$0.09

Dividends per share	$0.05	$0.05

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Comprehensive income:
Net income	$275,438	$179,684
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale arising during period, net of income taxes	6,287	161,722
Reclassification adjustment for gains included in net income, net of tax expense	(1,031)	—

Comprehensive income	$280,694	$341,406

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Net income	$275,438	$179,684
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	64,988	65,255
Provision for loan losses	247,500	261,993
Provision for deferred income taxes	(11,652)	117,456
Net amortization of premiums and discounts on securities	11,512	6,963
Gain on sale of available for sale securities	(1,562)	—
Origination of mortgage loans held for sale	(724,300)	(5,098,646)
Proceeds from sale of mortgage loans held for sale	733,032	4,720,700
Gain on sale of loans, net	(8,732)	(56,105)
Origination of mortgage servicing rights, net of amortization	(1,363)	(18,226)
Loss on sale of foreclosed real estate	54,062	—
Loss on sale of repossessed assets	193	5,453
ESOP compensation expense	10,327	11,935
MRP compensation expense	25,765	33,527
Compensation expense on RRP options granted	15,953	8,191
Increase in cash surrender value of life insurance	(5,870)	(5,036)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	62,558	—
Decrease in accrued interest receivable	90,130	44,953
Decrease in other assets	50,177	27,756
Increase in accrued interest payable and other liabilities	178,134	308,897

Net cash provided by operating activities	1,066,290	614,750

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(12,116,677)	—
Sales, calls, maturities and paydowns	4,348,952	2,100,115
Securities held to maturity:
Sales and paydowns	625,008	25,493
Net decrease in loans	3,101,593	913,624
Net increase in federal funds sold	(4,386,000)	—
Proceeds from sale of foreclosed real estate	66,163	—
Proceeds from sale of repossessed assets	11,735	20,959
Purchase of premises and equipment	—	(6,742)

Net cash (used in) provided by investing activities	(8,349,226)	3,053,449

Cash Flows from Financing Activities
Net increase in deposits	7,991,158	2,300,709
Principal reduction of Federal Home Loan Bank advances	—	(6,300,000)
Cash dividends paid	(42,322)	(41,841)

Net cash provided by (used in) financing activities	7,948,836	(4,041,132)

Net increase (decrease) in cash and cash equivalents	665,900	(372,933)
Cash and cash equivalents:
Beginning	2,972,792	3,096,742

Ending	$3,638,692	$2,723,809

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

(Unaudited)

(Continued)
	2010	2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$979,245	$1,274,419
Interest paid on other borrowings	—	5,932
Income taxes	186,488	70,887
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	392,445	310,905
Other assets acquired in settlement of loans	4,428	21,000
Sale of foreclosed real estate through loan origination	322,500	—
Liability arising from ESOP put option	(14,638)	11,448

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2009. Certain amounts in the accompanying financial statements and footnotes for 2009 have been reclassified with no effect on net income or stockholders’ equity to be consistent with the 2010 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2010, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

	Three Months ended March 31,
	2010	2009
Net income available to common stockholders	$275,438	$179,684

Basic potential common shares:
Weighted average shares outstanding	2,121,045	2,123,017
Weighted average unallocated ESOP shares	(50,438)	(55,526)
Weighted average unvested MRP shares	(20,939)	(28,786)

Basic weighted average shares outstanding	2,049,668	2,038,705
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	15,457	16,955
Weighted average RRP options outstanding **	—	—

Dilutive weighted average shares outstanding	2,065,125	2,055,660

Basic earnings per share	$0.13	$0.09

Diluted earnings per share	$0.13	$0.09

**	The effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At March 31, 2010, 25,389 shares at a fair value of $8.40 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the ESOP:

	March 31, 2010	December 31, 2009
Shares allocated	26,710	25,438
Shares withdrawn from the plan	(1,321)	(1,321)
Unallocated shares	49,604	50,876

Total ESOP shares	74,993	74,993

Fair value of unallocated shares	$416,674	$480,778

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010:
Held to Maturity
Mortgage-backed securities	$73,572	$234	$30	$73,776

Available for Sale
U.S. agency securities	$11,200,947	$42,986	$63,524	$11,180,409
Mortgage-backed securities	23,010,041	754,817	38,183	23,726,675

	$34,210,988	$797,803	$101,707	$34,907,084

December 31, 2009:
Held to Maturity
Mortgage-backed securities	$721,101	$7,132	$4,820	$723,413

Available for Sale
U.S. agency securities	$4,506,404	$65,854	$—	$4,572,258
Mortgage-backed securities	21,924,288	672,800	50,522	22,546,566

	$26,430,692	$738,654	$50,522	$27,118,824

The amortized cost and fair value at March 31, 2010, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	7,847,858	7,812,443
Due after five years through ten years	—	—	3,353,089	3,367,966
Due after ten years	—	—	—	—
Mortgage-backed securities	73,572	73,776	23,010,041	23,726,675

	$73,572	$73,776	$34,210,988	$34,907,084

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010:
Securities Held to Maturity
Mortgage-backed securities	$48,545	$30	$—	$—	$48,545	$30

Securities Available for Sale
U.S agency securities	$6,483,976	$63,524	$—	$—	$6,483,976	$63,524
Mortgage-backed securities	6,429,653	38,183	—	—	6,429,653	38,183

	$12,913,629	$101,707	$—	$—	$12,913,629	$101,707

December 31, 2009:
Securities Held to Maturity
Mortgage-backed securities	$—	$—	$359,176	$4,820	$359,176	$4,820

Securities Available for Sale
Mortgage-backed securities	$3,554,876	$50,111	$18,210	$411	$3,573,086	$50,522

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability to retain and whether it is not more likely than not the Company will be required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.

At March 31, 2010, nine securities had unrealized losses with aggregate depreciation of .78% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2010.

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	March 31, 2010	December 31, 2009
Impaired loans without a valuation allowance	$—	$602,629
Impaired loans with a valuation allowance	10,117,333	5,540,654

Total impaired loans	$10,117,333	$6,143,283

Valuation allowance related to impaired loans	$2,013,275	$2,005,863

Total non-accrual loans	$7,184,125	$5,901,237

Total loans past due ninety days or more and still accruing interest	$341,801	$248,279

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Total impaired loans increased approximately $4.0 million due primarily to the addition to impaired status of 15 loans secured by one-to-four family real estate and 5 loans secured by non-residential real estate. Total non-accrual loans increased approximately $1.3 million due primarily to increased delinquencies of loans secured by one-to-four family real estate and loans secured by non-residential real estate.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

On the basis of management’s review of its assets at March 31, 2010 and December 31, 2009, we classified $5.3 million and $10.6 million, respectively, of our assets as special mention, $10.7 million and $6.8 million, respectively, of our assets as substandard, and $175,000 and $175,000, respectively, of our assets as doubtful.

Following is a summary of activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009.

	2010	2009
Balance at beginning of year	$3,514,704	$1,604,731
Provision charged to income	247,500	261,993
Loans charged off	(245,834)	(794,330)
Recoveries of loans previously charged off	9,489	302

Balance at end of period	$3,525,859	$1,072,696

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $42,000 for each of the three months ended March 31, 2010 and 2009. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. For the three months ended March 31, 2010 and 2009, the Company did not grant additional options or shares under the MRP.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (ASU 2009-16). The amendments in ASU 2009-16 are the result of SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, originally issued on June 12, 2009. ASU 2009-16 communicates that updates to ASC 860 will require additional information about transfers of financial assets, including securitization transactions, and where entities continue to have exposure to risks relating to transferred financial assets. The amendments change requirements for derecognizing financial assets, enhance disclosure requirements and eliminate the “qualifying special-purpose entity”. Furthermore, the term “participating interest” is defined to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The amendments require transferred assets and liabilities incurred to be recognized and measured at fair value. The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASU 2009-16 did not have an impact on the Company’s consolidated financial position and results of operation.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company is currently evaluating the impact that adoption of this accounting guidance will have on the Company’s consolidated financial statements.

NOTE 11 – FAIR VALUE MEASUREMENT AND DISCLOSURE

The Company has adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is not adjusted for transaction costs. This guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described below:

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2010
U.S. agency securities available for sale	$—	$11,180,409	$—	$11,180,409
Mortgage-backed securities available for sale	—	23,726,675	—	23,726,675

	$—	$34,907,084	$—	$34,907,084

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2009
U.S. agency securities available for sale	$—	$4,572,258	$—	$4,572,258
Mortgage-backed securities available for sale	—	22,546,566	—	22,546,566

	$—	$27,118,824	$—	$27,118,824

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009.

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2010
Foreclosed assets	$—	$796,529	$—	$796,529
Impaired loans, net	—	8,104,058	—	8,104,058

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2009
Foreclosed assets	$—	$854,309	$—	$854,309
Impaired loans, net	—	4,137,420	—	4,137,420

The following information presents estimated fair value of the Company’s financial instruments as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$3,638,692	$3,638,692	$2,972,792	$2,972,792
Federal funds sold	8,303,000	8,303,000	3,917,000	3,917,000
Securities	37,515,608	37,515,812	30,374,877	30,377,189
Accrued interest receivable	799,432	799,432	889,562	889,562
Loans	145,276,824	151,177,000	148,700,290	154,333,000
Mortgage servicing rights	166,012	166,012	164,649	164,649

Financial Liabilities:
Deposits	184,000,410	187,233,000	176,009,252	178,964,000
Accrued interest payable	105,190	105,190	144,246	144,246

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of March 31, 2010 and December 31, 2009, the fair value of the commitments is immaterial in nature.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2010, to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

The Bank is a community and customer oriented savings bank. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one-to-four family residential loans, consumer loans and other loans. The Bank completed its reorganization pursuant to its Plan of Conversion on July 11, 2005, upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank, and on that same date, converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to the Company. As part of the reorganization, the Company issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp MHC.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009

The Company’s total assets increased $8.5 million, or 4.22%, to $209.2 million at March 31, 2010, from $200.7 million at December 31, 2009. The increase is the result of an increase in securities available for sale of $7.8 million, an increase in federal funds sold of $4.4 million, an increase in cash and cash equivalents of $666,000, an increase in deferred tax assets of $9,000, and an increase in the value of bank owned life insurance of $6,000. The increases were offset by a decrease in loans of $3.4 million, a decrease in accrued interest receivable of $90,000, a decrease in premises and equipment of $65,000 due primarily to depreciation, a decrease in securities held to maturity of $648,000 due primarily to the sale of 28 securities, a decrease in prepaid FDIC insurance premiums of $63,000, a decrease in other assets of $56,000, and a decrease in foreclosed real estate of $50,000.

Cash and cash equivalents increased $666,000, or 22.40%, to $3.6 million at March 31, 2010 from $3.0 million at December 31, 2009 primarily as a result of cash provided by investing and operating activities slightly exceeding the cash used in financing activities.

Federal funds sold increased $4.4 million, or 111.97%, to $8.3 million at March 31, 2010 from $3.9 million at December 31, 2009 primarily as a result of funds received from the increase in deposits, decrease in loans and sale of securities, offset by the purchase of securities.

Securities held to maturity decreased $648,000, or 89.80%, to $74,000 at March 31, 2010 from $721,000 at December 31, 2009. The decrease was the result of the sale of 28 securities for $599,000, realized losses on the sales of $22,000 and principal pay-downs of $26,000. Management made the decision to sell 28 of its held to maturity securities, which in accordance with ASC Topic 320-10-25-14(b), Investments – Debt and Equity Securities, was considered equivalent to holding the securities to maturity as the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition. The purpose of the sale was to eliminate the safekeeping fees and administrative costs associated with the remnants of the original issues.

Securities available for sale increased $7.8 million, or 28.72%, to $34.9 million at March 31, 2010 from $27.1 million at December 31, 2009. The increase was primarily the result of $12.1 million in purchases and an $8,000 increase in market values of the available for sale securities, offset by sales, maturities, and principal pay-downs of $4.3 million.

Loans, net of allowances for loan losses, decreased $3.4 million, or 2.30%, to $145.3 million at March 31, 2010, from $148.7 million at December 31, 2009. The decrease in loans, net of allowances for loan losses, was primarily due to pay-offs and principal reductions of one-to-four family mortgages, construction loans, commercial loans, and personal loans, in addition to a slight increase in the allowance for loan losses, offset by a slight increase in line of credit advances.

Accrued interest receivable decreased $90,000, or 10.13%, to $799,000 at March 31, 2010, from $890,000 at December 31, 2009. The decrease was due to an increase in the reserve for uncollected interest on non-accrual loans of $82,000, and a decrease in accrued interest on loans of $18,000, offset by an increase in accrued interest on securities of $10,000.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions decreased $56,000, or 4.26%, to $1.3 million at March 31, 2010, from $1.3 million at December 31, 2009. The decrease is primarily due to a decrease in other charges due on loans of $51,000, a decrease in prepaid dealer reserve on purchased auto loans of $17,000, a decrease in auto loan repossessions, net of proceeds from sales, totaling $7,000 and a decrease in prepaid expenses of $7,000. The decreases were offset by an increase in the deferred director compensation investment accounts of $17,000 due to contributions and investment gains, an increase of $5,000 in interest advanced on purchased securities, an increase of $3,000 in funds due from the ESOP trustee, and an increase in mortgage servicing rights of $1,000.

Prepaid FDIC premiums decreased $63,000, or 6.18%, to $950,000 at March 31, 2010, from $1.0 million at December 31, 2009 as a result of recording the first quarter FDIC premium expense.

Total deposits increased $8.0 million, or 4.54%, to $184.0 million at March 31, 2010, from $176.0 million at December 31, 2009. The increase is due to an increase in certificates of deposit of $6.0 million, primarily in our one year penalty free certificate as a safe haven from continued volatility in financial markets and historically low interest rates on longer term products. The increase also included increases in interest bearing checking accounts of $501,000, increases in money market accounts of $892,000, increases in passbook savings accounts of $577,000 and increases in non-interest bearing checking accounts of $12,000.

Accrued interest payable decreased $39,000, or 27.08%, to $105,000 at March 31, 2010, from $144,000 at December 31, 2009. The decrease is primarily a result of declining interest rates on money market and certificates of deposit accounts.

Other liabilities increased $217,000, or 9.58%, to $2.5 million at March 31, 2010, from $2.3 million at December 31, 2009. The increase was primarily due to an increase in escrow payable of $160,000, an increase in the accrued SERP payable of $25,000, an increase in exam and accounting fees payable of $22,000, an increase in property taxes payable of $18,000, and an increase deferred director compensation payable of $7,000. The increases were offset by a decrease in income taxes payable of $17,000.

Equity increased $305,000, or 1.38%, to $22.3 million at March 31, 2010, from $22.0 million at December 31, 2009. The increase in equity reflects net income for the three months ended March 31, 2010 of approximately $275,000, an increase in other comprehensive income, net of taxes of $5,000, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $42,000 paid to stockholders. The remaining changes to equity include increases of $52,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, and an increase to stockholders’ equity of $15,000 to decrease the cash obligation related to redeemable common stock held by the ESOP.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Net Income. The Company had net income of $275,000 for the three months ended March 31, 2010, compared to net income of $180,000 for the three months ended March 31, 2009.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,185	$2,398	$(213)	(8.88)%
Securities:
Mortgage-backed and related securities	250	281	(31)	(11.03)
U.S. agency securities	60	87	(27)	(31.03)
Interest-bearing deposits	2	—	2	100.00

Total interest and dividend income	2,497	2,766	(269)	(9.73)

Interest expense:
Deposits	940	1,306	(366)	(28.02)
Borrowings	—	6	(6)	(100.00)

Total interest expense	940	1,312	(372)	(28.35)

Net interest income	$1,557	$1,454	$103	7.08%

The following table summarizes average balances and average yield or cost of funds for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010			2009
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Securities, net (1)	$31,238	$309	3.96%	$29,794	$367	4.93%
Loans receivable, net (2)	148,430	2,185	5.89%	155,924	2,398	6.15%
Non-marketable equity securities	2,535	—	0.00%	2,535	—	0.00%
Other investments	9,996	3	0.10%	2,269	1	0.18%

Total interest-earning assets	192,199	2,497	5.20%	190,522	2,766	5.81%
Interest-bearing liabilities
Money Market accounts	$25,552	$105	1.64%	$11,814	$62	2.09%
Passbook accounts	11,581	10	0.34%	11,607	10	0.34%
Certificates of Deposit accounts	131,802	816	2.48%	140,796	1,224	3.48%
Checking accounts	9,815	9	0.37%	9,564	10	0.41%
Advances and borrowed funds	—	—	0.00%	3,267	6	0.73%

Total interest-bearing liabilities	178,750	940	2.10%	177,048	1,312	2.96%

NET INTEREST INCOME		$1,557			$1,454

NET INTEREST RATE SPREAD (3)			3.09%			2.84%

NET INTEREST MARGIN (4)			3.24%			3.05%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
AVERAGE INTEREST-BEARING LIABILITIES			107.52%			107.61%

(1)	Includes unamortized discounts and premiums.
(2)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2010 and 2009. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31, 2010 Compared to 2009 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Securities, net	$14	$(72)	$(58)
Loans receivable, net	(110)	(103)	(213)
Non-marketable equity securities	—	—	—
Other investments	2	—	2

Total interest-earning assets	$(94)	$(175)	$(269)

Interest expense on
Money Market accounts	$56	$(13)	$43
Passbook accounts	—	—	—
Certificates of Deposit accounts	(56)	(352)	(408)
Checking	—	(1)	(1)
Advances and borrowed funds	—	(6)	(6)

Total interest-bearing liabilities	—	(372)	(372)

Change in net interest income	$(94)	$197	$103

Net interest income increased $103,000, or 7.08%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Interest and dividend income decreased $269,000, or 9.71%, to $2.5 million for the three months ended March 31, 2010, from $2.8 million for the three months ended March 31, 2009 due to a decrease in the average rate on interest-earning assets to 5.20% from 5.81%, due to a declining interest rate environment, offset by an increase of $1.7 million in average interest-earning assets to $192.1 million from $190.5 million for the three months ended March 31, 2010 compared to the same period in 2009. Interest expense decreased $372,000, or 28.32%, due to a decrease in the average cost of interest-bearing liabilities to 2.10% from 2.96%, due to a declining interest rate environment, offset by an increase of $1.7 million in average interest-bearing liabilities for the three months ended March 31, 2010 compared to the same period in 2009.

Provision for Loan Losses. Management recorded a loan loss provision of $248,000 for the three months ended March 31, 2010, compared to $262,000 for the three months ended March 31, 2009. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on its review at March 31, 2010, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$2	$—	$2	100.00%
Gain on sale of loans	9	56	(47)	(83.93)
Origination of mortgage servicing rights, net of amortization	1	18	(17)	(94.44)
Customer service fees	67	63	4	6.35
Income on bank owned life insurance	6	5	1	20.00
Other	12	11	1	9.09

Total other income	$97	$153	$(56)	(36.60)%

The decrease in total other income was primarily due to decreased gains on sale of loans and origination of mortgage servicing rights, net of amortization, due to a decline in the origination of mortgage loans for sale, as a result of a continued decrease in demand for new mortgage loans and a decline in refinancing existing loans to be sold to Freddie Mac. The decrease was offset by an increase in customer service fees, due to management’s decision, effective June 1, 2009, to increase fees the Company charges, and an increase in net gains on sale of securities.

Other Expenses. The following table summarizes other expenses for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$432	$468	$(36)	(7.69)%
Directors fees	21	21	—	—
Occupancy	126	128	(2)	(1.56)
Deposit insurance premium	72	126	(54)	(42.86)
Legal and professional services	62	48	14	29.17
Data processing	69	68	1	1.47
Foreclosed real estate	23	68	(45)	(66.18)
Loss on sale of foreclosed real estate	54	—	54	100.00
Loss on sale of repossessed assets	—	5	(5)	(100.00)
Other	114	131	(17)	(12.98)

Total other expenses	$973	$1,063	$(90)	(8.47)%

The decrease in other expenses was primarily due to a decrease in salaries and employee benefits of $36,000, as a result of the termination of the defined benefit plan in December 2009, a decrease in expenses on foreclosed real estate of $45,000 due primarily to the absence of a $50,000 property tax payment on one property and a $15,000 repair expense on another property during the first quarter of 2009, offset by additional property taxes, insurance, and expenses to repair, maintain and sell properties in 2010, and a decrease in deposit insurance premiums of $54,000 due to the absence of a special assessment accrual, offset by increased assessments imposed by the FDIC. The decreases were offset by an increase in the loss on sale of foreclosed real estate of $54,000 due to a net loss on the sale of seven properties during the first quarter of 2010 compared to no sales during the same period in 2009.

Income Taxes. The income tax expense was $158,000 for the three months ended March 31, 2010, compared to income tax expense of $103,000 for the same period in 2009. The difference in income taxes for the periods is primarily a result of the differences in pre-tax income for the applicable periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, including federal funds sold, which enable us to meet lending requirements.

At March 31, 2010, the Bank had outstanding commitments to originate $976,000 in loans, unfunded lines of credit of $10.3 million, unfunded commitments on construction loans of $81,000, and unfunded standby letters of credit of $496,000. In addition, as of March 31, 2010, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $76.6 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of March 31, 2010, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20 times the amount of our capital stock in the Federal Home Loan Bank of Chicago. There were no Federal Home Loan Bank advances outstanding at March 31, 2010. In addition, as of March 31, 2010, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2010, the Company had cash and cash equivalents of $445,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at March 31, 2010 of 9.46%, 16.16% and 17.46%, respectively, compared to ratios at December 31, 2009 of 9.70%, 15.82% and 17.09%, respectively.

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

For the three months ended March 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable as the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. As of March 31, 2010, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - (REMOVED AND RESERVED)

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

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: May 17, 2010	/s/ Gary L. Ocepek
Gary L. Ocepek
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	/s/ Jon L. Kranov
Jon L. Kranov
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)