Form 10-Q
period 2010-06-30
Ottawa Savings Bancorp, Inc.
filed 2010-08-13
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2010
Common Stock, $0.01 par value	2,121,045

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2010

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$2,042,551	$1,858,421
Interest bearing deposits	3,346,427	1,114,371

Total cash and cash equivalents	5,388,978	2,972,792
Federal funds sold	1,574,000	3,917,000
Securities held to maturity (fair value of $21 and $723,413 at June 30, 2010 and December 31, 2009, respectively)	19	721,101
Securities available for sale	35,271,563	27,118,824
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $3,977,380 and $3,514,704 at June 30, 2010 and December 31, 2009, respectively	141,736,953	148,700,290
Premises and equipment, net	7,163,118	7,282,235
Accrued interest receivable	909,959	889,562
Foreclosed real estate	1,201,502	832,809
Deferred tax asset	2,118,879	1,901,837
Cash value of life insurance	1,503,597	1,489,657
Prepaid FDIC premiums	843,983	1,013,083
Other assets	1,192,466	1,322,757

Total assets	$201,439,969	$200,696,899

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$3,199,879	$3,141,577
Interest bearing	173,354,180	172,867,675

Total deposits	176,554,059	176,009,252
Accrued interest payable	88,063	144,246
Other liabilities	2,268,482	2,268,085

Total liabilities	178,910,604	178,421,583

Commitments and contingencies
Redeemable common stock held by ESOP plan	205,616	227,906

Stockholders’ Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,744,046	8,726,277
Retained earnings	14,998,061	15,045,706
Unallocated ESOP shares	(483,322)	(508,760)
Unearned management recognition plan shares	(232,771)	(267,336)
Accumulated other comprehensive income	678,089	454,167

	23,726,352	23,472,303
Less:
Treasury shares, at cost, 103,866 shares	(1,196,987)	(1,196,987)
Maximum cash obligation related to ESOP shares	(205,616)	(227,906)

Total stockholders’ equity	22,323,749	22,047,410

Total liabilities and stockholders’ equity	$201,439,969	$200,696,899

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$2,190,749	$2,384,731	$4,376,162	$4,783,025
Securities:
Mortgage-backed and related securities	230,030	254,157	479,705	534,650
U.S. agency securities	79,343	76,754	139,150	163,592
Interest-bearing deposits	2,035	797	4,550	1,217

Total interest and dividend income	2,502,157	2,716,439	4,999,567	5,482,484

Interest expense:
Deposits	872,880	1,257,484	1,813,069	2,563,165
Other borrowings	—	10	—	5,943

Total interest expense	872,880	1,257,494	1,813,069	2,569,108

Net interest income	1,629,277	1,458,945	3,186,498	2,913,376
Provision for loan losses	833,074	676,605	1,080,574	938,598

Net interest income after provision for loan losses	796,203	782,340	2,105,924	1,974,778

Other income:
(Loss) gain on sale of securities	(1,984)	22,480	(422)	22,480
Gain on sale of loans	12,370	80,564	21,102	136,669
Origination of mortgage servicing rights, net of amortization	2,324	33,932	3,687	52,157
Customer service fees	65,142	72,270	131,805	135,211
Income on bank owned life insurance	8,071	5,428	13,940	10,464
Other	14,027	8,002	26,462	18,951

Total other income	99,950	222,676	196,574	375,932

Other expenses:
Salaries and employee benefits	705,540	472,983	1,137,261	941,016
Directors fees	21,009	21,033	42,018	42,065
Occupancy	125,481	120,248	251,099	247,696
Deposit insurance premium	111,410	174,341	183,594	300,043
Legal and professional services	81,953	47,876	143,461	95,608
Data processing	74,100	67,265	142,666	135,683
Foreclosed real estate	44,147	84,284	67,669	152,373
(Gain) loss on sale of foreclosed real estate	(33,751)	—	20,311	—
Loss on sale of reposessed assets	2,007	8,477	2,200	13,930
Other	149,749	162,658	264,083	293,812

Total other expenses	1,281,645	1,159,165	2,254,362	2,222,226

Income (loss) before income taxes	(385,492)	(154,149)	48,136	128,484
Income tax expense (benefit)	(146,701)	(51,701)	11,489	51,248

Net (loss) income	$(238,791)	$(102,448)	$36,647	$77,236

Basic (loss) earnings per share	$(0.12)	$(0.05)	$0.02	$0.04

Diluted (loss) earnings per share	$(0.12)	$(0.05)	$0.02	$0.04

Dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Comprehensive income (loss):
Net (loss) income	$(238,791)	$(102,448)	$36,647	$77,236
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available for sale arising during period, net of income taxes	217,357	(106,577)	223,644	55,145
Reclassification adjustment for (gains) losses included in net (loss) income, net of tax expense	1,309	(14,837)	278	(14,837)

Comprehensive (loss) income	$(20,125)	$(223,862)	$260,569	$117,544

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Net income	$36,647	$77,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121,239	114,127
Provision for loan losses	1,080,574	938,598
Provision for deferred income taxes	(332,396)	(336,143)
Net amortization of premiums and discounts on securities	59,661	12,738
Loss (gain) on sale of available for sale securities	422	(22,480)
Origination of mortgage loans held for sale	(1,661,806)	(12,176,431)
Proceeds from sale of mortgage loans held for sale	1,682,908	12,313,100
Gain on sale of loans, net	(21,102)	(136,669)
Origination of mortgage servicing rights, net of amortization	(3,687)	(52,157)
Amortization of prepaid FDIC insurance premiums	169,100	—
Loss on sale of foreclosed real estate	20,311	—
Loss on sale of repossessed assets	2,200	13,930
ESOP compensation expense	21,562	24,124
MRP compensation expense	34,565	59,292
Compensation expense on RRP options granted	21,645	24,144
Increase in cash surrender value of life insurance	(13,940)	(10,464)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(20,397)	50,506
Decrease (increase) in other assets	122,978	(68,490)
(Decrease) increase in accrued interest payable and other liabilities	(55,786)	313,277

Net cash provided by operating activities	1,264,698	1,138,238

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(15,132,247)	(1,798,933)
Sales, calls, maturities and paydowns	7,283,215	4,380,564
Securities held to maturity:
Sales and paydowns	696,568	60,039
Net decrease in loans	5,394,669	4,263,076
Net decrease in federal funds sold	2,343,000	—
Proceeds from sale of foreclosed real estate	84,162	—
Proceeds from sale of repossessed assets	23,728	55,990
Purchase of premises and equipment	(2,122)	(23,214)

Net cash provided by investing activities	690,973	6,937,522

Cash Flows from Financing Activities
Net increase in deposits	544,807	3,740,522
Principal reduction of Federal Home Loan Bank advances	—	(6,300,000)
Proceeds from Federal funds purchased	—	461,000
Cash dividends paid	(84,292)	(83,681)

Net cash provided by (used in) financing activities	460,515	(2,182,159)

Net increase in cash and cash equivalents	2,416,186	5,893,601
Cash and cash equivalents:
Beginning	2,972,792	3,096,742

Ending	$5,388,978	$8,990,343

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009

(Unaudited)

(Continued)

	2010	2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,869,252	$2,568,582
Interest paid on other borrowings	—	6,943
Income taxes	543,909	463,152
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	1,056,038	592,259
Other assets acquired in settlement of loans	14,928	74,500
Sale of foreclosed real estate through loan origination	582,872	—
(Decrease) increase in liability arising from ESOP put option	(22,290)	33,683

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

At June 30, 2010, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

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

	Three Months ended		Six Months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net (loss) income available to common stockholders	$(238,791)	$(102,448)	$36,647	$77,236

Basic potential common shares:
Weighted average shares outstanding	2,121,045	2,123,017	2,121,045	2,123,017
Weighted average unallocated ESOP shares	(49,166)	(54,259)	(49,798)	(54,886)
Weighted average unvested MRP shares	(20,939)	(28,786)	(20,939)	(28,786)

Basic weighted average shares outstanding	2,050,940	2,039,972	2,050,308	2,039,345
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	13,543	20,218	13,776	15,462
Weighted average RRP options outstanding **	—	—	—	—

Dilutive weighted average shares outstanding	2,064,483	2,060,190	2,064,084	2,054,807

Basic (loss) earnings per share	$(0.12)	$(0.05)	$0.02	$0.04

Diluted (loss) earnings per share	$(0.12)	$(0.05)	$0.02	$0.04

**	The effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At June 30, 2010, 25,702 shares at a fair value of $8.00 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the ESOP:

	June 30, 2010	December 31, 2009
Shares allocated	27,982	25,438
Shares withdrawn from the plan	(2,280)	(1,321)
Unallocated shares	48,332	50,876

Total ESOP shares	74,034	74,993

Fair value of unallocated shares	$386,656	$480,778

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010:
Held to Maturity
Mortgage-backed securities	$19	$2	$—	$21

Available for Sale
U.S. agency securities	$12,914,998	$55,610	$—	$12,970,608
Mortgage-backed securities	21,329,157	974,214	2,416	22,300,955

	$34,244,155	$1,029,824	$2,416	$35,271,563

December 31, 2009:
Held to Maturity
Mortgage-backed securities	$721,101	$7,132	$4,820	$723,413

Available for Sale
U.S. agency securities	$4,506,404	$65,854	$—	$4,572,258
Mortgage-backed securities	21,924,288	672,800	50,522	22,546,566

	$26,430,692	$738,654	$50,522	$27,118,824

The amortized cost and fair value at June 30, 2010, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	6,547,764	6,562,358
Due after five years through ten years	—	—	6,367,234	6,408,250
Due after ten years	—	—	—	—
Mortgage-backed securities	19	21	21,329,157	22,300,955

	$19	$21	$34,244,155	$35,271,563

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010:
Securities Available for Sale
Mortgage-backed securities	$829,738	$2,416	$—	$—	$829,738	$2,416

December 31, 2009:
Securities Held to Maturity
Mortgage-backed securities	$—	$—	$359,176	$4,820	$359,176	$4,820

Securities Available for Sale
Mortgage-backed securities	$3,554,876	$50,111	$18,210	$411	$3,573,086	$50,522

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

At June 30, 2010, one security had unrealized losses with aggregate depreciation of .29% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell this security and it is not more likely than not the Company will be required to sell this security before recovery of the amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at June 30, 2010.

Proceeds from the sales of securities were $67,283 and $861,295 for the three months ended June 30, 2010 and 2009, respectively. There were no gross realized gains for the three months ended June 30, 2010 and $22,831 in gross realized gains for the three months ended June 30, 2009. Gross realized losses amounted to $1,984 and $351 for the three months ended June 30, 2010 and 2009, respectively. The tax provision applicable to these net realized losses and gains amounted to $(675) and $7,643, respectively.

Proceeds from the sales of securities were $1.6 million and $861,295 for the six months ended June 30, 2010 and 2009, respectively. There were $24,367 and $22,831 in gross realized gains for the six months ended June 30, 2010 and 2009, respectively. Gross realized losses amounted to $24,789 and $351 for the six months ended June 30, 2010 and 2009, respectively. The tax provision applicable to these net realized losses and gains amounted to $(143) and $7,643, respectively.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,	December 31,
	2010	2009
Impaired loans without a valuation allowance	$—	$602,629
Impaired loans with a valuation allowance	10,101,851	5,540,654

Total impaired loans	$10,101,851	$6,143,283

Valuation allowance related to impaired loans	$2,574,029	$2,005,863

Total non-accrual loans	$6,368,331	$5,901,237

Total loans past due ninety days or more and still accruing interest	$737,774	$248,279

Total impaired loans increased approximately $4.0 million primarily due to the addition to impaired status of three loans secured by non-residential real estate totaling approximately $3.3 million. The remaining increase is attributable to an increase in the total number of impaired loans, off-set by loans removed from impaired status by becoming current or by being transferred to OREO. Total non-accrual loans increased approximately $467,000 due primarily to increased delinquencies of loans secured by non-residential real estate offset by a slight decrease in delinquencies of loans secured by one-to-four family real estate.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

On the basis of management’s review of its assets at June 30, 2010 and December 31, 2009, we classified $4.9 million and $10.6 million, respectively, of our assets as special mention, $11.1 million and $6.8 million, respectively, of our assets as substandard, and $175,000 and $175,000, respectively, of our assets as doubtful.

Following is a summary of activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009.

	2010	2009

Balance at beginning of year	$3,514,704	$1,604,731
Provision charged to income	1,080,574	938,598
Loans charged off	(629,367)	(925,054)
Recoveries of loans previously charged off	11,469	9,512

Balance at end of period	$3,977,380	$1,627,787

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense for the six months ended June 30, 2010 and 2009, was approximately $56,000 and $83,000, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. The decrease in stock-based compensation expense was due to the forfeiture of options and shares as a result of the release agreement between the Company and its former CEO effective May 31, 2010. For the six months ended June 30, 2010 and 2009, the Company did not grant additional options or shares under the MRP.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 will require an entity to provide enhanced and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect the adoption of this accounting guidance to have a material impact on the Company’s consolidated financial statements.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale

Securities classified as available for sale are recorded at fair value on a recurring basis using pricing obtained from an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, the pricing service estimates the fair values by using pricing models or quoted prices of securities with similar characteristics. For these securities, the inputs used by the pricing service to determine fair value consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and bonds’ terms and conditions, among other things resulting in classification within Level 2. Level 2 securities include obligations of U.S. government corporations and agencies, and mortgage-backed securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3. The Company has no securities classified within Level 3.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Foreclosed Assets

Foreclosed assets consisting of foreclosed real estate and repossessed assets, are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as non-recurring Level 3.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the second quarter of 2010.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

				Total Fair
June 30, 2010	Level 1	Level 2	Level 3	Value
U.S. agency securities available for sale	$—	$12,970,608	$—	$12,970,608
Mortgage-backed securities available for sale	—	22,300,955	—	22,300,955

	$—	$35,271,563	$—	$35,271,563

December 31, 2009	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$—	$4,572,258	$—	$4,572,258
Mortgage-backed securities available for sale	—	22,546,566	—	22,546,566

	$—	$27,118,824	$—	$27,118,824

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009.

June 30, 2010	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$—	$1,212,002	$—	$1,212,002
Impaired loans, net	—	7,527,822	—	7,527,822

December 31, 2009	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$—	$854,309	$—	$854,309
Impaired loans, net	—	4,137,420	—	4,137,420

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following information presents estimated fair value of the Company’s financial instruments as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$5,388,978	$5,388,978	$2,972,792	$2,972,792
Federal funds sold	1,574,000	1,574,000	3,917,000	3,917,000
Securities	37,806,534	37,806,536	30,374,877	30,377,189
Accrued interest receivable	909,959	909,959	889,562	889,562
Loans	141,736,953	148,944,000	148,700,290	154,333,000
Mortgage servicing rights	168,336	168,336	164,649	164,649

Financial Liabilities:
Deposits	176,554,059	180,882,000	176,009,252	178,964,000
Accrued interest payable	88,063	88,063	144,246	144,246

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Federal Funds Sold: The carrying amounts reported in the balance sheets for federal funds sold approximate fair values.

Securities: The Company obtains fair value measurements of available for sale and held to maturity securities from an independent pricing service. See Note 11 - Fair Value Measurement and Disclosure for further detail on how fair values of marketable securities are determined. The carrying value of non-marketable equity securities approximates fair value.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of June 30, 2010 and December 31, 2009, the fair value of the commitments is immaterial in nature.

In addition, other assets and liabilities of the Bank that are not defined as financial instruments, such as property and equipment are not included in the above disclosures. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2010, to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

The Bank is a community and customer-oriented savings bank. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one-to-four family residential loans, consumer loans and other loans. The Bank completed its reorganization pursuant to its Plan of Conversion on July 11, 2005, upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank, and on that same date, converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to the Company. As part of the reorganization, the Company issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp MHC.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND DECEMBER 31, 2009

The Company’s total assets increased $743,000, or .37%, to $201.4 million at June 30, 2010, from $200.7 million at December 31, 2009. The increase is the result of an increase in securities available for sale of $8.2 million, an increase in cash and cash equivalents of $2.4 million, an increase in foreclosed real estate of $369,000, an increase in deferred tax assets of $217,000, an increase in accrued interest receivable of $20,000, and an increase in the value of bank owned life insurance of $14,000. The increases were offset by a decrease in loans of $7.0 million, a decrease in federal funds sold of $2.3 million, a decrease in premises and equipment of $119,000 due primarily to depreciation, a decrease in securities held to maturity of $721,000 due primarily to the sale of 30 securities, a decrease in prepaid FDIC insurance premiums of $169,000, and a decrease in other assets of $130,000.

Cash and cash equivalents increased $2.4 million, or 81.28%, to $5.4 million at June 30, 2010 from $3.0 million at December 31, 2009 as a result of cash provided by operating and investing activities exceeding the cash used.

Federal funds sold decreased $2.3 million, or 59.82%, to $1.6 million at June 30, 2010 from $3.9 million at December 31, 2009 primarily as a result of the increase in cash and cash equivalents.

Securities held to maturity decreased $721,000, or 99.99%, to $19 at June 30, 2010 from $721,000 at December 31, 2009. The decrease was primarily the result of the sale of 30 held to maturity securities and principal pay-downs. The purpose of the sale was to eliminate the safekeeping fees and administrative costs associated with the remnants of the original issues.

Securities available for sale increased $8.2 million, or 30.06%, to $35.3 million at June 30, 2010 from $27.1 million at December 31, 2009. The increase was primarily the result of $15.1 million in purchases and a $339,000 increase in market values of the available for sale securities, offset by sales, calls and maturities of $4.1 million and principal pay-downs of $3.2 million.

Loans, net of allowances for loan losses, decreased $7.0 million, or 4.68%, to $141.7 million at June 30, 2010 from $148.7 million at December 31, 2009. The decrease in loans, net of allowances for loan losses, was primarily due to pay-offs and principal reductions of one-to-four family mortgages, construction loans, and personal loans, in addition to an increase in the allowance for loan losses, offset by a slight increase in commercial loans and line of credit advances.

Accrued interest receivable increased $20,000, or 2.29%, to $910,000 at June 30, 2010 from $890,000 at December 31, 2009. The increase was due to an increase in accrued interest on loans of $74,000 and an increase in accrued interest on securities of $15,000, offset by an increase in the reserve for uncollected interest on non-accrual loans of $69,000.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions decreased $130,000, or 9.85%, to $1.2 million at June 30, 2010 from $1.3 million at December 31, 2009. The decrease is primarily due to a decrease in other charges due on loans of $44,000, a decrease in prepaid dealer reserve on purchased auto loans of $30,000, a decrease in auto loan repossessions, net of proceeds from sales, totaling $11,000, a decrease in the deferred director compensation investment accounts of $14,000 due to investment losses offset by contributions, and a decrease in prepaid expenses of $41,000. The decreases were offset by an increase of $1,000 in interest advanced on purchased securities, an increase of $5,000 in funds due from the ESOP trustee, and an increase in mortgage servicing rights of $4,000.

Prepaid FDIC premiums decreased $169,000, or 16.69%, to $844,000 at June 30, 2010 from $1.0 million at December 31, 2009 as a result of recording the first and second quarters FDIC premium expenses.

Total deposits increased $545,000, or ..31%, to $176.6 million at June 30, 2010, from $176.0 million at December 31, 2009. The increase is due to an increase in certificates of deposit of $843,000, primarily in terms of eighteen months or less as a safe haven from continued volatility in financial markets and historically low interest rates on longer term investment products. The increase also included increases in passbook savings accounts of $681,000 and increases in non-interest bearing checking accounts of $58,000. The increases were offset by decreases in money market accounts of $1.0 million, due primarily to reduced interest rates and decreases in interest bearing checking accounts of $37,000.

Accrued interest payable decreased $56,000, or 38.95%, to $88,000 at June 30, 2010, from $144,000 at December 31, 2009. The decrease is primarily a result of declining interest rates on money market and certificates of deposit accounts.

Other liabilities remained constant at $2.3 million at June 30, 2010 and December 31, 2009. Accounts payable increased approximately $158,000 as a result of the release agreement entered into between the Company and its former CEO. Escrow payable increased $59,000, in addition to an increase in the accrued SERP payable of $49,000. The increases were offset by decreases in professional and accounting fees payable of $18,000, a decrease in property taxes payable of $13,000, a decrease in deferred director compensation payable of $22,000 and a decrease in income taxes payable of $199,000.

Equity increased $276,000, or 1.25%, to $22.3 million at June 30, 2010 from $22.0 million at December 31, 2009. The increase in equity reflects net income for the six months ended June 30, 2010 of approximately $37,000, an increase in other comprehensive income, net of taxes of $224,000, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $84,000 paid to stockholders. The remaining changes to equity include increases of $77,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, and an increase to stockholders’ equity of $22,000 to decrease the cash obligation related to redeemable common stock held by the ESOP.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Net Income. The Company had a net loss of $239,000 for the three months ended June 30, 2010, compared to a net loss of $102,000 for the three months ended June 30, 2009.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,191	$2,385	$(194)	(8.13)%
Securities:
Mortgage-backed and related securities	230	254	(24)	(9.45)
U.S. agency securities	79	77	2	2.60
Interest-bearing deposits	2	1	1	100.00

Total interest and dividend income	2,502	2,717	(215)	(7.91)

Interest expense:
Deposits	873	1,258	(385)	(30.60)

Total interest expense	873	1,258	(385)	(30.60)

Net interest income	$1,629	$1,459	$170	11.65%

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

	Three Months Ended June 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$143,445	$2,191	6.11%	$152,238	$2,385	6.27%
Securities, net (2)	34,986	309	3.54%	28,201	331	4.69%
Interest-bearing deposits	6,378	2	0.13%	7,517	1	0.05%

Total interest-earning assets	184,809	2,502	5.42%	187,956	2,717	5.78%
Interest-bearing liabilities
Money Market accounts	$23,694	$73	1.23%	$13,614	$69	2.03%
Passbook accounts	12,172	10	0.32%	11,960	11	0.37%
Certificates of Deposit accounts	128,671	782	2.43%	141,931	1,169	3.29%
Checking accounts	10,483	8	0.29%	9,434	9	0.38%

Total interest-bearing liabilities	175,020	873	2.00%	176,939	1,258	2.84%

NET INTEREST INCOME		$1,629			$1,459

NET INTEREST RATE SPREAD (3)			3.42%			2.94%

NET INTEREST MARGIN (4)			3.53%			3.10%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			105.59%			106.23%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2010 and 2009. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended June 30, 2010 Compared to 2009 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(134)	$(60)	(194)
Securities, net	60	(82)	$(22)
Interest-bearing deposits	(1)	2	1

Total interest-earning assets	$(75)	$(140)	$(215)

Interest expense on
Money Market accounts	$31	$(27)	$4
Passbook accounts	1	(2)	(1)
Certificates of Deposit accounts	(81)	(306)	(387)
Checking	1	(2)	(1)

Total interest-bearing liabilities	(48)	(337)	(385)

Change in net interest income	$(27)	$197	$170

Net interest income increased $170,000, or 11.68%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Interest and dividend income decreased $215,000, or 7.89%, to $2.5 million for the three months ended June 30, 2010 from $2.7 million for the three months ended June 30, 2009 due to a decrease in the average rate on interest-earning assets to 5.42% from 5.78%, due to a declining interest rate environment and a decrease of $3.1 million in average interest-earning assets to $184.8 million from $188.0 million for the three months ended June 30, 2010 compared to the same period in 2009. Interest expense decreased $385,000, or 30.59%, due to a decrease in the average cost of interest-bearing liabilities to 2.00% from 2.84%, due to a declining interest rate environment and a decrease of $1.9 million in average interest-bearing liabilities for the three months ended June 30, 2010 compared to the same period in 2009.

Provision for Loan Losses. Management recorded a loan loss provision of $833,000 for the three months ended June 30, 2010, compared to $677,000 for the three months ended June 30, 2009. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on its review at June 30, 2010, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other income:
(Loss) gain on sale of securities	$(2)	$23	$(25)	(108.70)%
Gain on sale of loans	13	81	(68)	(83.95)
Origination of mortgage servicing rights, net of amortization	2	34	(32)	(94.12)
Customer service fees	65	72	(7)	(9.72)
Income on bank owned life insurance	8	5	3	60.00
Other	14	8	6	75.00

Total other income	$100	$223	$(123)	(55.16)%

The decrease in total other income was primarily due to decreased gains on sale of loans and origination of mortgage servicing rights, net of amortization, due to a decline in the origination of mortgage loans for sale, as a result of a continued decrease in demand for new mortgage loans and a decline in refinancing existing loans to be sold to Freddie Mac.

Other Expenses. The following table summarizes other expenses for the three months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$706	$473	$233	49.26%
Directors fees	21	21	—	—
Occupancy	125	120	5	4.17
Deposit insurance premium	111	174	(63)	(36.21)
Legal and professional services	82	48	34	70.83
Data processing	74	67	7	10.45
Foreclosed real estate	44	84	(40)	(47.62)
(Gain) loss on sale of foreclosed real estate	(34)	—	(34)	100.00
Loss on sale of repossessed assets	2	9	(7)	(77.78)
Other	150	163	(13)	(7.98)

Total other expenses	$1,281	$1,159	$122	10.53%

The increase in other expenses was primarily due to an increase in salaries and employee benefits of $233,000, primarily as a result of a June 2010 payment, and a January 2011 payable, of approximately $158,000 each, partially offset by a decrease of approximately $27,000 in expenses related to the forfeiture of shares and options, in connection with the release agreement entered into between the Company and its former CEO. The increase in salaries and employee benefits is offset by a decrease of $31,000 due to the termination of the defined benefit plan in December 2009. The increase in legal and professional expenses was primarily a result of fees associated with preparation of the release agreement. Expenses on foreclosed real estate decreased $40,000, primarily due to the absence of expenses of approximately $73,000 paid in 2009 on one property, offset by an increase in expenses to maintain and sell foreclosed real estate. The Company also recognized a net gain on sale of foreclosed real estate of $34,000 due to the sale of three properties during the second quarter of 2010 compared to no sales during the same period in 2009. Deposit insurance premiums decreased $63,000 due to the special assessment accrual in 2009 that was not required in 2010, offset by increased assessments imposed by the FDIC.

Income Taxes. The income tax benefit was $147,000 for the three months ended June 30, 2010, compared to an income tax benefit of $52,000 for the same period in 2009. The difference in income taxes for the periods is primarily a result of the differences in pre-tax loss for the applicable periods.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Net Income. The Company had net income of $37,000 for the six months ended June 30, 2010, compared to net income of $77,000 for the six months ended June 30, 2009.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$4,376	$4,783	$(407)	(8.51)%
Securities:
Mortgage-backed and related securities	480	535	(55)	(10.28)
U.S. agency securities	139	163	(24)	(14.72)
Interest-bearing deposits	4	1	3	300.00

Total interest and dividend income	4,999	5,482	(483)	(8.81)

Interest expense:
Deposits	1,813	2,563	(750)	(29.26)
Borrowings	—	6	(6)	(100.00)

Total interest expense	1,813	2,569	(756)	(29.43)

Net interest income	$3,186	$2,913	$273	9.37%

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

	Six Months Ended June 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$144,977	$4,376	6.04%	$154,081	$4,783	6.21%
Securities, net (2)	33,112	619	3.74%	28,998	698	4.82%
Interest-bearing deposits	8,187	4	0.11%	4,893	1	0.04%

Total interest-earning assets	186,276	4,999	5.37%	187,972	5,482	5.83%
Interest-bearing liabilities
Money Market accounts	$24,623	$178	1.45%	$12,714	$131	2.05%
Passbook accounts	11,876	19	0.32%	11,784	21	0.36%
Certificates of Deposit accounts	130,236	1,599	2.46%	141,364	2,392	3.38%
Checking accounts	10,149	17	0.33%	9,499	19	0.41%
Advances and borrowed funds	—	—	0.00%	1,710	6	0.70%

Total interest-bearing liabilities	176,884	1,813	2.05%	177,071	2,569	2.90%

NET INTEREST INCOME		$3,186			$2,913

NET INTEREST RATE SPREAD (3)			3.32%			2.93%

NET INTEREST MARGIN (4)			3.42%			3.10%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			105.31%			106.16%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2010 and 2009. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Six Months Ended June 30, 2010 Compared to 2009 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(275)	$(132)	$(407)
Securities, net	77	(156)	(79)
Interest-bearing deposits	2	1	3

Total interest-earning assets	$(196)	$(287)	$(483)

Interest expense on
Money Market accounts	$86	$(39)	$47
Passbook accounts	—	(2)	(2)
Certificates of Deposit accounts	(136)	(657)	(793)
Checking	1	(3)	(2)
Advances and borrowed funds	—	(6)	(6)

Total interest-bearing liabilities	(49)	(707)	(756)

Change in net interest income	$(147)	$420	$273

Net interest income increased $273,000, or 9.37%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Interest and dividend income decreased $483,000, or 8.81%, to $5.0 million for the six months ended June 30, 2010 from $5.5 million for the six months ended June 30, 2009 due to a decrease in the average rate on interest-earning assets to 5.37% from 5.83%, due to a declining interest rate environment and by a decrease of $1.7 million in average interest-earning assets to $186.3 million from $188.0 million for the six months ended June 30, 2010 compared to the same period in 2009. Interest expense decreased $756,000, or 29.43%, to $1.8 million for the six months ended June 30, 2010, from $2.6 million for the six months ended June 30, 2009 due to a decrease in the average cost of interest-bearing liabilities to 2.05% from 2.90%, due to a declining interest rate environment, in addition to a decrease of $187,000 in average interest-bearing liabilities.

Provision for Loan Losses. Management recorded a loan loss provision of $1.1 million for the six months ended June 30, 2010, compared to $939,000 for the six months ended June 30, 2009. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on its review at June 30, 2010, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the six months ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$—	$23	$(23)	100.00%
Gain on sale of loans	21	137	(116)	(84.67)
Origination of mortgage servicing rights, net of amortization	4	52	(48)	(92.31)
Customer service fees	132	135	(3)	(2.22)
Income on bank owned life insurance	14	10	4	40.00
Other	26	19	7	36.84

Total other income	$197	$376	$(179)	(47.61)%

The decrease in total other income was primarily due to decreased gains on sale of loans and origination of mortgage servicing rights, net of amortization, due to a decline in the origination of mortgage loans for sale, as a result of a continued decrease in demand for new mortgage loans and a decline in refinancing existing loans to be sold to Freddie Mac.

Other Expenses. The following table summarizes other expenses for the six months ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,137	$941	$196	20.83%
Directors fees	42	42	—	—
Occupancy	251	248	3	1.21
Deposit insurance premium	184	300	(116)	(38.67)
Legal and professional services	143	96	47	48.96
Data processing	143	135	8	5.93
Foreclosed real estate	68	152	(84)	(55.26)
Loss on sale of foreclosed real estate	20	—	20	100.00
Loss on sale of repossessed assets	2	14	(12)	(85.71)
Other	264	294	(30)	(10.20)

Total other expenses	$2,254	$2,222	$32	1.44%

The increase in other expenses was primarily due to an increase in salaries and employee benefits of $196,000, primarily as a result of a June 2010 payment, and a January 2011 payable, of approximately $158,000 each, partially offset by a decrease of approximately $27,000 in expenses related to the forfeiture of shares and options, in connection with the release agreement entered into between the Company and its former CEO. The increase in salaries and employee benefits is offset by a decrease of $61,000 due to the termination of the defined benefit plan in December 2009. The increase in legal and professional expenses was primarily a result of fees associated with the preparation of the release agreement. Expenses on foreclosed real estate decreased $84,000, primarily due to the absence of expenses of approximately $123,000 paid in 2009 on one property, offset by an increase in expenses to maintain and sell foreclosed real estate. Deposit insurance premiums decreased $116,000 due to the special assessment accrual in 2009 that was not required in 2010, offset by increased assessments imposed by the FDIC.

Income Taxes. The income tax expense was $11,000 for the six months ended June 30, 2010, compared to income tax expense of $51,000 for the same period in 2009. The difference in income taxes for the periods is primarily a result of the differences in pre-tax income for the applicable periods and the disproportionate impact of tax exempt transactions on the net income (loss) in each period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, including federal funds sold, which enable us to meet lending requirements or long term investments when loan demand is low.

At June 30, 2010, the Bank had outstanding commitments to originate $761,000 in loans, unfunded lines of credit of $10.7 million, unfunded commitments on construction loans of $476,000, and unfunded standby letters of credit of $496,000. In addition, as of June 30, 2010, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $70.5 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of June 30, 2010, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20 times the amount of our capital stock in the Federal Home Loan Bank of Chicago. There were no Federal Home Loan Bank advances outstanding at June 30, 2010. In addition, as of June 30, 2010, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2010, the Company had cash and cash equivalents of $375,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at June 30, 2010 of 9.71%, 17.64% and 18.89%, respectively, compared to ratios at December 31, 2009 of 9.70%, 15.82% and 17.09%, respectively.

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

For the six months ended June 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The resignation of our former CEO effective May 31, 2010, resulted in the promotion of our CFO to the position of CEO, while retaining the CFO duties until a new CFO is appointed by the Board. While some, mostly administrative and supervisory duties have been re-assigned, the Company does not feel that any of the changes resulting from the resignation had a material affect on the Company’s internal control over financial reporting.

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be material to the financial condition and results of operations of the Company.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. As of June 30, 2010, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

10.1	Release Agreement by and among Ottawa Savings Bancorp, Inc., Ottawa Savings Bank, Ottawa Savings MHC and Gary Ocepek (incorporated by reference to the exhibit to the Company’s Form 8-K, No. 000-51367, filed on May 24, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 12, 2010	/s/ Jon L. Kranov
Jon L. Kranov
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)