Form 10-Q
period 2010-09-30
Ottawa Savings Bancorp, Inc.
filed 2010-11-15
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2010
Common Stock, $0.01 par value	2,121,045

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2010

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$2,132,349	$1,858,421
Interest bearing deposits	8,876,076	1,114,371

Total cash and cash equivalents	11,008,425	2,972,792
Federal funds sold	3,211,000	3,917,000
Securities held to maturity (fair value of $19 and $723,413 at September 30, 2010 and December 31, 2009, respectively)	19	721,101
Securities available for sale	29,296,192	27,118,824
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $3,380,145 and $3,514,704 at September 30, 2010 and December 31, 2009, respectively	139,164,101	148,700,290
Loans held for sale	1,141,885	—
Premises and equipment, net	7,108,936	7,282,235
Accrued interest receivable	838,762	889,562
Foreclosed real estate	782,360	832,809
Deferred tax asset	2,013,090	1,901,837
Cash value of life insurance	1,513,447	1,489,657
Prepaid FDIC premiums	749,851	1,013,083
Other assets	1,461,080	1,322,757

Total assets	$200,824,100	$200,696,899

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$3,297,216	$3,141,577
Interest bearing	172,269,799	172,867,675

Total deposits	175,567,015	176,009,252
Accrued interest payable	97,266	144,246
Other liabilities	2,403,869	2,268,085

Total liabilities	178,068,150	178,421,583

Commitments and contingencies
Redeemable common stock held by ESOP plan	215,792	227,906

Stockholders’ Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,753,269	8,726,277
Retained earnings	15,278,518	15,045,706
Unallocated ESOP shares	(470,603)	(508,760)
Unearned management recognition plan shares	(214,270)	(267,336)
Accumulated other comprehensive income	583,774	454,167

	23,952,937	23,472,303

Less:
Treasury shares, at cost, 103,866 shares	(1,196,987)	(1,196,987)
Maximum cash obligation related to ESOP shares	(215,792)	(227,906)

Total stockholders’ equity	22,540,158	22,047,410

Total liabilities and stockholders’ equity	$200,824,100	$200,696,899

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$2,091,201	$2,357,802	$6,467,363	$7,140,827
Securities:
Mortgage-backed and related securities	244,171	242,600	723,876	777,250
U.S. agency securities	72,693	82,687	211,843	246,279
Interest-bearing deposits	1,691	865	6,241	2,082

Total interest and dividend income	2,409,756	2,683,954	7,409,323	8,166,438

Interest expense:
Deposits	845,888	1,148,239	2,658,957	3,711,404
Other borrowings	—	46	—	5,988

Total interest expense	845,888	1,148,285	2,658,957	3,717,392

Net interest income	1,563,868	1,535,669	4,750,366	4,449,046
Provision for loan losses	80,825	580,856	1,161,399	1,519,454

Net interest income after provision for loan losses	1,483,043	954,813	3,588,967	2,929,592

Other income:
Gain (loss) on sale of securities	—	113	(422)	22,593
Gain on sale of loans	31,500	22,509	52,603	159,178
Origination of mortgage servicing rights, net of amortization	371	7,096	4,058	59,253
Customer service fees	68,768	74,884	200,573	210,096
Income on bank owned life insurance	9,851	6,163	23,790	16,627
Other	3,483	5,485	29,945	29,889

Total other income	113,973	116,250	310,547	497,636

Other expenses:
Salaries and employee benefits	352,505	455,403	1,489,766	1,396,419
Directors fees	21,009	21,033	63,027	63,098
Occupancy	120,614	122,268	371,713	369,964
Deposit insurance premium	99,185	79,964	282,779	380,007
Legal and professional services	48,605	50,813	192,066	146,422
Data processing	75,066	73,621	217,733	209,304
Foreclosed real estate	231,019	191,802	298,688	344,175
Loss on sale of foreclosed real estate	19,308	23,100	39,618	23,100
Loss on sale of repossessed assets	722	8,232	2,922	27,615
Other	122,565	112,930	386,648	406,743

Total other expenses	1,090,598	1,139,166	3,344,960	3,366,847

Income (loss) before income taxes	506,418	(68,103)	554,554	60,381
Income tax expense (benefit)	183,856	(35,002)	195,345	16,246

Net income (loss)	$322,562	$(33,101)	$359,209	$44,135

Basic earnings (loss) per share	$0.16	$(0.02)	$0.18	$0.02

Diluted earnings (loss) per share	$0.16	$(0.02)	$0.17	$0.02

Dividends per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Comprehensive income (loss):
Net income (loss)	$322,562	$(33,101)	$359,209	$44,135
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available for sale arising during period, net of income taxes	(94,305)	152,106	129,338	177,578
Reclassification adjustment for (gains) losses included in net income (loss), net of tax expense	—	(14,911)	279	(75)

Comprehensive income	$228,257	$104,094	$488,826	$221,638

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Net income	$359,209	$44,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	185,394	180,049
Provision for loan losses	1,161,399	1,519,454
Provision for deferred income taxes	(178,020)	(402,195)
Net amortization of premiums and discounts on securities	92,159	28,773
Loss (gain) on sale of available for sale securities	422	(22,593)
Origination of mortgage loans held for sale	(4,924,775)	(13,909,379)
Proceeds from sale of mortgage loans held for sale	3,835,493	14,068,557
Gain on sale of loans, net	(52,603)	(159,178)
Origination of mortgage servicing rights, net of amortization	(4,058)	(59,253)
Amortization of prepaid FDIC insurance premiums	263,232	—
Loss on sale of foreclosed real estate	39,618	23,100
Write down of foreclosed real estate	174,760	136,145
Loss on sale of repossessed assets	2,922	27,615
ESOP compensation expense	31,949	36,313
MRP compensation expense	53,066	85,057
Compensation expense on RRP options granted	33,200	40,097
Increase in cash surrender value of life insurance	(23,790)	(16,627)
Change in assets and liabilities:
Decrease in accrued interest receivable	50,800	7,975
Increase in other assets	(122,765)	(88,143)
Increase in accrued interest payable and other liabilities	88,804	161,524

Net cash provided by operating activities	1,066,416	1,701,426

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(16,754,148)	(1,798,933)
Sales, calls, maturities and paydowns	14,705,087	6,968,110
Securities held to maturity:
Sales and paydowns	696,568	90,740
Net decrease in loans	7,385,591	1,152,879
Net decrease (increase) in federal funds sold	706,000	(1,988,000)
Proceeds from sale of foreclosed real estate	776,342	—
Proceeds from sale of repossessed assets	34,506	99,724
Purchase of premises and equipment	(12,095)	(23,214)

Net cash provided by investing activities	7,537,851	4,501,306

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(442,237)	1,651,670
Principal reduction of Federal Home Loan Bank advances	—	(6,300,000)
Cash dividends paid	(126,397)	(125,849)

Net cash used in financing activities	(568,634)	(4,774,179)

Net increase in cash and cash equivalents	8,035,633	1,428,553
Cash and cash equivalents:
Beginning	2,972,792	3,096,742

Ending	$11,008,425	$4,525,295

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(Continued)

	2010	2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$2,705,937	$3,654,037
Interest paid on other borrowings	—	5,988
Income taxes	573,389	464,742
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	1,709,543	604,859
Other assets acquired in settlement of loans	48,928	92,500
Sale of foreclosed real estate through loan origination	769,272	204,900
(Decrease) increase in liability arising from ESOP put option	(12,114)	51,479

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

At September 30, 2010, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Net income (loss) available to common stockholders	$322,562	$(33,101)	$359,209	$44,135

Basic potential common shares:
Weighted average shares outstanding	2,121,045	2,123,017	2,121,045	2,123,017
Weighted average unallocated ESOP shares	(47,908)	(52,987)	(49,164)	(54,246)
Weighted average unvested MRP shares	(20,939)	(28,786)	(20,939)	(28,786)

Basic weighted average shares outstanding	2,052,198	2,041,244	2,050,942	2,039,985
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	14,956	—	14,327	15,465
Weighted average RRP options outstanding **	—	—	—	—

Dilutive weighted average shares outstanding	2,067,154	2,041,244	2,064,084	2,055,450

Basic earnings (loss) per share	$0.16	$(0.02)	$0.18	$0.02

Diluted earnings (loss) per share	$0.16	$(0.02)	$0.17	$0.02

**	The effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2010, 26,974 shares at a fair value of $8.00 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the ESOP:

	September 30, 2010	December 31, 2009
Shares allocated	29,254	25,438
Shares withdrawn from the plan	(2,280)	(1,321)
Unallocated shares	47,060	50,876

Total ESOP shares	74,034	74,993

Fair value of unallocated shares	$376,480	$480,778

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010:
Held to Maturity
Mortgage-backed securities	$19	$—	$—	$19

Available for Sale
U.S. agency securities	$6,862,436	$92,818	$—	$6,955,254
Mortgage-backed securities	21,549,250	809,858	18,170	22,340,938

	$28,411,686	$902,676	$18,170	$29,296,192

December 31, 2009:
Held to Maturity
Mortgage-backed securities	$721,101	$7,132	$4,820	$723,413

Available for Sale
U.S. agency securities	$4,506,404	$65,854	$—	$4,572,258
Mortgage-backed securities	21,924,288	672,800	50,522	22,546,566

	$26,430,692	$738,654	$50,522	$27,118,824

The amortized cost and fair value at September 30, 2010, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	2,498,556	2,519,475
Due after five years through ten years	—	—	4,363,880	4,435,779
Due after ten years	—	—	—	—
Mortgage-backed securities	19	19	21,549,250	22,340,938

	$19	$19	$28,411,686	$29,296,192

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010:
Securities Available for Sale
Mortgage-backed securities	$1,544,708	$18,170	$—	$—	$1,544,708	$18,170

December 31, 2009:
Securities Held to Maturity
Mortgage-backed securities	$—	$—	$359,176	$4,820	$359,176	$4,820

Securities Available for Sale
Mortgage-backed securities	$3,554,876	$50,111	$18,210	$411	$3,573,086	$50,522

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

At September 30, 2010, one security had an unrealized loss with an aggregate depreciation of 1.16% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell this security and it is not more likely than not the Company will be required to sell this security before recovery of the amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at September 30, 2010.

There were no proceeds from the sales of securities for both the three months ended September 30, 2010 and 2009, respectively. There were no gross realized gains for the three months ended September 30, 2010 and $113 in gross realized gains for the three months ended September 30, 2009. There were no gross realized losses for both of the three months ended September 30, 2010 and 2009, respectively. The tax provision applicable to these net realized gains amounted to $0 and $38, respectively.

Proceeds from the sales of securities were $1.6 million and $861,295 for the nine months ended September 30, 2010 and 2009, respectively. There were $24,367 and $23,042 in gross realized gains for the nine months ended September 30, 2010 and 2009, respectively. Gross realized losses amounted to $24,789 and $450 for the nine months ended September 30, 2010 and 2009, respectively. The tax provision (benefit) applicable to these net realized losses and gains amounted to $(143) and $7,681, respectively.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – ASSET QUALITY

The following is a summary of information pertaining to impaired and non-accrual loans:

	September 30, 2010	December 31, 2009
Impaired loans without a valuation allowance	$—	$602,629
Impaired loans with a valuation allowance	9,382,065	5,540,654

Total impaired loans	$9,382,065	$6,143,283

Valuation allowance related to impaired loans	$1,987,714	$2,005,863

Total non-accrual loans	$6,357,870	$5,901,237

Total loans past due ninety days or more and still accruing interest	$—	$248,279

Total impaired loans increased approximately $3.2 million primarily due to the addition to impaired status of two loans secured by non-residential real estate totaling approximately $3.4 million. The increase is also attributable to an increase in the total number of impaired loans, off-set by loans removed from impaired status by becoming current or by being transferred to OREO. Total non-accrual loans increased approximately $457,000 due primarily to increased delinquencies of loans secured by multi-family residential real estate offset by slight decreases in delinquencies of loans secured by one-to-four family real estate and non-residential real estate.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all non-performing assets are classified assets.

On the basis of management’s review of its assets at September 30, 2010 and December 31, 2009, we classified $7.1 million and $10.6 million, respectively, of our assets as special mention, $10.2 million and $6.8 million, respectively, of our assets as substandard, and $0 and $175,000, respectively, of our assets as doubtful.

Following is a summary of changes to the allowance for loan losses for the nine months ended September 30, 2010 and 2009.

	2010	2009
Balance at beginning of year	$3,514,704	$1,604,731
Provision charged to income	1,161,399	938,598
Loans charged off	(1,314,474)	(925,054)
Recoveries of loans previously charged off	18,516	9,512

Balance at end of period	$3,380,145	$1,627,787

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense for the nine months ended September 30, 2010 and 2009, was approximately $86,000 and $125,000, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. The decrease in stock-based compensation expense was due to the forfeiture of options and shares as a result of the release agreement between the Company and its former CEO effective May 31, 2010. For the nine months ended September 30, 2010 and 2009, the Company did not grant additional options or shares under the MRP.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting guidance related to Level 1 and 2 measurements did not have a material impact on the Company’s consolidated financial statements. The adoption of this guidance related to Level 3 measurements is not expected to have a material impact on the Company’s consolidated financial statements.

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

Impaired Loans

Impaired loans are evaluated and adjusted to fair value at the time the loan is identified as impaired. Impaired loans are carried at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. During this quarter management reassessed the valuation methods for impaired loans, and due to the volatility in the market and the subjectivity that goes into the valuation process, specifically the discounts on appraisals, management determined it was appropriate to reclassify impaired loans from Level 2 into Level 3. The calculated valuation amount does not necessarily represent the value of the loan if sold to a willing buyer. Management believes it is more likely than not that a workout solution or liquidation of the collateral is the best use of the asset and therefore has measured fair value based on the underlying collateral of the loans. If management were to sell the impaired loan portfolio to a third party instead of liquidating the collateral, the measurement of fair value could be significantly different.

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the second or third quarter of 2010.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

September 30, 2010	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$—	$6,955,254	$—	$6,955,254
Mortgage-backed securities available for sale	—	22,340,938	—	22,340,938

	$—	$29,296,192	$—	$29,296,192

December 31, 2009	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$—	$4,572,258	$—	$4,572,258
Mortgage-backed securities available for sale	—	22,546,566	—	22,546,566

	$—	$27,118,824	$—	$27,118,824

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009.

September 30, 2010	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$—	$547,790	$267,569	$815,359
Impaired loans, net	—	—	7,394,351	7,394,351

December 31, 2009	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$—	$854,309	$—	$854,309
Impaired loans, net	—	4,137,420	—	4,137,420

The following information presents estimated fair value of the Company’s financial instruments as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$11,008,425	$11,008,425	$2,972,792	$2,972,792
Federal funds sold	3,211,000	3,211,000	3,917,000	3,917,000
Securities	31,831,163	31,831,163	30,374,877	30,377,189
Accrued interest receivable	838,762	838,762	889,562	889,562
Loans	139,164,101	145,774,000	148,700,290	154,333,000
Loans held for sale	1,141,885	1,141,885	—	—
Mortgage servicing rights	168,707	168,707	164,649	164,649

Financial Liabilities:
Deposits	175,567,015	180,673,000	176,009,252	178,964,000
Accrued interest payable	97,266	97,266	144,246	144,246

The following methods and assumptions were used by the Bank in estimating the fair value of financial instruments:

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

Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using underlying collateral values, where applicable.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Loans held for sale: The carrying amounts reported in the balance sheets for loans held for sale approximate fair values, as these loans are originated with the intent to sell and funding of the sales usually occurs within three days.

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of September 30, 2010 and December 31, 2009, the fair value of the commitments is immaterial in nature.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2010, to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

The Company’s total assets increased $127,000, or .06%, to $200.8 million at September 30, 2010, from $200.7 million at December 31, 2009. The increase is primarily the result of an increase in cash and cash equivalents of $8.0 million, an increase in securities available for sale of $2.2 million, an increase in other assets of $138,000, an increase in deferred tax assets of $111,000, and an increase in the value of bank owned life insurance of $24,000. The increases were offset by a decrease in loans of $9.5 million, a decrease in securities held to maturity of $721,000, a decrease in federal funds sold of $706,000, a decrease in prepaid FDIC insurance premiums of $263,000, a decrease in premises and equipment of $173,000 due primarily to depreciation, a decrease in accrued interest receivable of $51,000, and a decrease in foreclosed real estate of $50,000.

Cash and cash equivalents increased $8.0 million, or 270.31%, to $11.0 million at September 30, 2010 from $3.0 million at December 31, 2009 as a result of cash provided by operating and investing activities exceeding the cash used.

Federal funds sold decreased $706,000, or 18.02%, to $3.2 million at September 30, 2010 from $3.9 million at December 31, 2009 primarily as a result of the increase in cash and cash equivalents.

Securities held to maturity decreased $721,000, or 99.99%, to $19 at September 30, 2010 from $721,000 at December 31, 2009. The decrease was primarily the result of the sale of 30 held to maturity securities and principal pay-downs. The purpose of the sale was to eliminate the safekeeping fees and administrative costs associated with the remnants of the original issues.

Securities available for sale increased $2.2 million, or 8.03%, to $29.3 million at September 30, 2010 from $27.1 million at December 31, 2009. The increase was primarily the result of $16.8 million in purchases and a $196,000 increase in market values of the available for sale securities, offset by sales, calls and maturities of $10.1 million and principal pay-downs of $4.6 million.

Loans, net of allowances for loan losses, decreased $9.5 million, or 6.41%, to $139.2 million at September 30, 2010 from $148.7 million at December 31, 2009. The decrease in loans, net of allowances for loan losses, was primarily due to pay-offs and principal reductions of one-to-four family mortgages, construction loans, and personal loans, offset by a slight increase in commercial loans and line of credit advances in addition to a slight decrease in the allowance for loan losses.

Accrued interest receivable decreased $51,000, or 5.71%, to $839,000 at September 30, 2010 from $890,000 at December 31, 2009. The decrease was due to a decrease in accrued interest on securities of $26,000 and an increase in the reserve for uncollected interest on non-accrual loans of $130,000, offset by an increase in accrued interest on loans of $105,000.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions increased $138,000, or 10.46%, to $1.5 million at September 30, 2010 from $1.3 million at December 31, 2009. The increase is primarily due to an increase in other charges due on loans of $103,000, an increase in the deferred director compensation investment accounts of $17,000 due to investment gains and contributions, an increase in auto loan repossessions, net of proceeds from sales, totaling $11,000, an increase of $8,000 in funds due from the ESOP trustee, an increase in mortgage servicing rights of $4,000, an increase in prepaid dealer reserve on purchased auto loans of $3,000, and an increase in accounts receivable of $2,000. The increases were offset by a decrease in prepaid expenses of $11,000.

Prepaid FDIC premiums decreased $263,000, or 25.98%, to $750,000 at September 30, 2010 from $1.0 million at December 31, 2009 as a result of recording the current year-to-date FDIC premium expenses.

Total deposits decreased $442,000, or .25%, to $175.6 million at September 30, 2010, from $176.0 million at December 31, 2009. The decrease is primarily due to a decrease in money market accounts of $2.2 million, offset by an increase in certificates of deposit of $873,000, primarily in terms of three to five years, an increase in interest bearing checking accounts of $586,000, an increase in passbook savings accounts of $182,000 and an increase in non-interest bearing checking accounts of $156,000. The shift in fund allocation can be attributed to managements’ decision to reduce interest rates in general during the third quarter, and particularly on one of our money market products to a level no longer competitive with the short term certificates offered.

Accrued interest payable decreased $47,000, or 32.57%, to $97,000 at September 30, 2010, from $144,000 at December 31, 2009. The decrease is primarily a result of declining interest rates on money market and certificates of deposit accounts.

Other liabilities increased $136,000, or 5.99%, to $2.4 million at September 30, 2010 from $2.3 million at December 31, 2009. The increase is primarily due to an outstanding payable to another local financial institution as part of a loan participation agreement in the amount of $281,000, an increase in accounts payable of $142,000 primarily as a result of the release agreement entered into between the Company and its former CEO, and an increase in the accrued SERP payable of $74,000, as accruals continue with no distributions. The increases were offset by a decrease in income taxes payable of $199,000, a decrease in escrow payable of $92,000, a decrease in property taxes payable of $45,000, due to the timing of the accrual, and a decrease of $26,000 in the CDARs payable.

Equity increased $493,000, or 2.23%, to $22.5 million at September 30, 2010 from $22.0 million at December 31, 2009. The increase in equity reflects net income for the nine months ended September 30, 2010 of approximately $359,000, an increase in other comprehensive income, net of taxes of $130,000, due to increases in the market value of the available for sale securities portfolio, offset by dividends of $126,000 paid to stockholders. The remaining changes to equity include increases of $118,000 from the allocation and amortization of ESOP shares, MRP shares, and RRP options, and an increase to stockholders’ equity of $12,000 due to decrease the cash obligation related to redeemable common stock held by the ESOP.

The continuing state of economic uncertainty continues to affect our asset quality. We have witnessed a decrease in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, high unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company.

The Company’s nonperforming assets consist of non-accrual loans, foreclosed real estate and other repossessed assets. Loans are generally placed in non-accrual status when they are contractually past due 90 days or more; they may be placed in non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income.

The following table summarizes nonperforming assets at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(In Thousands)
Non-accrual:
One-to-four family	$3,784	$3,856
Multi-family	530	—
Non-residential real estate	2,039	2,020
Construction	—	—
Consumer	5	25

Total non-accrual loans	6,358	5,901
Past due greater than 90 days and still accruing:
Lines of credit	—	248

Total nonperforming loans	6,358	6,149
Foreclosed real estate	782	833
Other repossessed assets	33	21

Total nonperforming assets	$7,173	$7,003

The table below presents selected asset quality ratios at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Allowance for loan losses as a percent of gross loans receivable	2.34%	2.31%
Allowance for loan losses as a percent of total nonperforming loans	53.16%	57.16%
Nonperforming loans as a percent of gross loans receivable	4.41%	4.03%
Nonperforming assets as a percent of total assets	3.57%	3.49%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net Income. The Company had net income of $323,000 for the three months ended September 30, 2010, compared to a net loss of $33,000 for the three months ended September 30, 2009.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,091	$2,358	$(267)	(11.32)%
Securities:
Mortgage-backed and related securities	244	242	2	0.83
U.S. agency securities	73	83	(10)	(12.05)
Interest-bearing deposits	2	1	1	100.00

Total interest and dividend income	2,410	2,684	(274)	(10.21)

Interest expense:
Deposits	846	1,148	(302)	(26.31)

Total interest expense	846	1,148	(302)	(26.31)

Net interest income	$1,564	$1,536	$28	1.82%

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

	Three Months Ended September 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$140,165	$2,091	5.97%	$153,142	$2,358	6.16%
Securities, net (2)	32,588	317	3.89%	27,531	325	4.73%
Interest-bearing deposits	9,364	2	0.07%	4,985	1	0.08%

Total interest-earning assets	182,117	2,410	5.29%	185,658	2,684	5.78%
Interest-bearing liabilities
Money Market accounts	$23,783	$67	1.13%	$15,867	$81	2.04%
Passbook accounts	11,724	7	0.24%	11,417	10	0.35%
Certificates of Deposit accounts	127,734	764	2.39%	137,733	1,048	3.04%
Checking accounts	10,225	8	0.31%	9,354	9	0.38%

Total interest-bearing liabilities	173,466	846	1.95%	174,371	1,148	2.63%

NET INTEREST INCOME		$1,564			$1,536

NET INTEREST RATE SPREAD (3)			3.34%			3.15%

NET INTEREST MARGIN (4)			3.43%			3.31%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			104.99%			106.47%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.

(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2010 and 2009. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30, 2010 Compared to 2009 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(194)	$(73)	$(267)
Securities, net	49	(57)	(8)
Interest-bearing deposits	1	—	1

Total interest-earning assets	$(144)	$(130)	$(274)

Interest expense on
Money Market accounts	$22	$(36)	$(14)
Passbook accounts	—	(3)	(3)
Certificates of Deposit accounts	(60)	(224)	(284)
Checking	1	(2)	(1)

Total interest-bearing liabilities	(37)	(265)	(302)

Change in net interest income	$(107)	$135	$28

Net interest income increased $28,000, or 1.84%, to $1.6 million for the three months ended September 30, 2010 compared to $1.5 million for the three months ended September 30, 2009. Interest and dividend income decreased $274,000, or 10.22%, to $2.4 million for the three months ended September 30, 2010 from $2.7 million for the three months ended September 30, 2009 due to a decrease in the average rate on interest-earning assets to 5.29% from 5.78%, due to a declining interest rate environment and a decrease of $3.5 million in average interest-earning assets to $182.1 million from $185.6 million for the three months ended September 30, 2010 compared to the same period in 2009. Interest expense decreased $302,000, or 26.33%, due to a decrease in the average cost of interest-bearing liabilities to 1.95% from 2.63%, due to a declining interest rate environment and a decrease of $905,000 in average interest-bearing liabilities for the three months ended September 30, 2010 compared to the same period in 2009.

Provision for Loan Losses. Management recorded a loan loss provision of $81,000 for the three months ended September 30, 2010, compared to $581,000 for the three months ended September 30, 2009. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on its review at September 30, 2010, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$—	$—	$—	—%
Gain on sale of loans	32	23	9	39.13
Origination of mortgage servicing rights, net of amortization	—	7	(7)	(100.00)
Customer service fees	69	75	(6)	(8.00)
Income on bank owned life insurance	10	6	4	66.67
Other	3	5	(2)	(40.00)

Total other income	$114	$116	$(2)	(1.72)%

The decrease in total other income was due to decreased origination of mortgage servicing rights, net of amortization. The decrease was due to a decline in the origination of mortgage loans for sale, which resulted from a continued decrease in demand for new mortgage loans and a decline in the refinancing of existing loans to be sold to Freddie Mac, combined with a slight decrease in customer service fees. The decrease was offset by a slight increase in the gains on sale of loans and an increase in the income on bank owned life insurance.

Other Expenses. The following table summarizes other expenses for the three months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$353	$455	$(102)	(22.42)%
Directors fees	21	21	—	—
Occupancy	121	122	(1)	(0.82)
Deposit insurance premium	99	80	19	23.75
Legal and professional services	49	51	(2)	(3.92)
Data processing	75	74	1	1.35
Foreclosed real estate	231	192	39	20.31
Loss on sale of foreclosed real estate	19	23	(4)	100.00
Loss on sale of repossessed assets	1	8	(7)	(87.50)
Other	123	113	10	8.85

Total other expenses	$1,092	$1,139	$(47)	(4.13)%

The decrease in other expenses was primarily due to a decrease in salaries and employee benefits of $102,000 as a result of a decrease in compensation expenses relating to the departure of the Company’s former CEO and a decrease of $22,000 due to the termination of the defined benefit plan in December 2009. Expenses on foreclosed real estate increased $39,000, primarily due to an additional write-down on one property of $174,000 during in the third quarter of 2010, compared to a write-down on one property of $136,000 during the third quarter of 2009. Deposit insurance premiums increased $19,000 due to increased assessments imposed by the FDIC.

Income Taxes. The income tax expense was $184,000 for the three months ended September 30, 2010, compared to an income tax benefit of $35,000 for the same period in 2009. The difference in income taxes for the periods is primarily a result of the differences in pre-tax income (loss) for the applicable periods.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net Income. The Company had net income of $359,000 for the nine months ended September 30, 2010, compared to net income of $44,000 for the nine months ended September 30, 2009.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
	September 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$6,467	$7,141	$(674)	(9.44)%
Securities:
Mortgage-backed and related securities	724	777	(53)	(6.82)
U.S. agency securities	212	246	(34)	(13.82)
Interest-bearing deposits	6	2	4	200.00

Total interest and dividend income	7,409	8,166	(757)	(9.27)

Interest expense:
Deposits	2,659	3,711	(1,052)	(28.35)
Borrowings	—	6	(6)	(100.00)

Total interest expense	2,659	3,717	(1,058)	(28.46)

Net interest income	$4,750	$4,449	$301	6.77%

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

	Nine Months Ended September 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$143,373	$6,467	6.01%	$153,768	$7,141	6.19%
Securities, net (2)	32,937	936	3.79%	28,509	1,023	4.78%
Interest-bearing deposits	8,579	6	0.09%	4,924	2	0.05%

Total interest-earning assets	184,889	7,409	5.34%	187,201	8,166	5.82%
Interest-bearing liabilities
Money Market accounts	$24,343	$245	1.34%	$13,765	$212	2.05%
Passbook accounts	11,826	27	0.30%	11,662	31	0.35%
Certificates of Deposit accounts	129,402	2,363	2.43%	140,153	3,439	3.27%
Checking accounts	10,174	24	0.32%	9,451	29	0.41%
Advances and borrowed funds	—	—	0.00%	1,140	6	0.70%

Total interest-bearing liabilities	175,745	2,659	2.02%	176,171	3,717	2.81%

NET INTEREST INCOME		$4,750			$4,449

NET INTEREST RATE SPREAD (3)			3.32%			3.01%

NET INTEREST MARGIN (4)			3.43%			3.17%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			105.20%			106.26%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2010 and 2009. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30, 2010 Compared to 2009 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$126	$(213)	$(87)
Securities, net	(469)	(205)	(674)
Interest-bearing deposits	3	1	4

Total interest-earning assets	$(340)	$(417)	$(757)

Interest expense on
Money Market accounts	$106	$(73)	$33
Passbook accounts	—	(4)	(4)
Certificates of Deposit accounts	(196)	(880)	(1,076)
Checking	1	(6)	(5)
Advances and borrowed funds	—	(6)	(6)

Total interest-bearing liabilities	(89)	(969)	(1,058)

Change in net interest income	$(251)	$552	$301

Net interest income increased $301,000, or 6.77%, to $4.7 million for the nine months ended September 30, 2010 compared to $4.4 million for the nine months ended September 30, 2009. Interest and dividend income decreased $757,000, or 9.27%, to $7.4 million for the nine months ended September 30, 2010 from $8.2 million for the nine months ended September 30, 2009. The increase in net interest income was due to a decrease in the average rate paid on interest-earning assets to 5.34% from 5.82% resulting from a declining interest rate environment and a decrease of $2.3 million in average interest-earning assets to $184.9 million from $187.2 million for the nine months ended September 30, 2010 compared to the same period in 2009. Interest expense decreased $1.0 million, or 28.47%, to $2.7 million for the nine months ended September 30, 2010, from $3.7 million for the nine months ended September 30, 2009 due to a decrease in the average cost of interest-bearing liabilities to 2.02% from 2.81%. The decrease in interest expense is due to a declining interest rate environment and a decrease of $426,000 in average interest-bearing liabilities.

Provision for Loan Losses. Management recorded a loan loss provision of $1.2 million for the nine months ended September 30, 2010, compared to $1.5 million for the nine months ended September 30, 2009. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on its review at September 30, 2010, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable at September 30, 2010.

Other Income. The following table summarizes other income for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$—	$23	$(23)	100.00%
Gain on sale of loans	53	159	(106)	(66.67)
Origination of mortgage servicing rights, net of amortization	4	59	(55)	(93.22)
Customer service fees	201	210	(9)	(4.29)
Income on bank owned life insurance	24	17	7	41.18
Other	30	30	—	—

Total other income	$312	$498	$(186)	(37.35)%

The decrease in total other income was primarily due to decreased gains on sale of loans and origination of mortgage servicing rights, net of amortization, due to a decline in the origination of mortgage loans for sale. The decrease in the origination of mortgage loans for sale is the result of a continued decrease in demand for new mortgage loans and a decline in refinancing existing loans to be sold to Freddie Mac.

Other Expenses. The following table summarizes other expenses for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,490	$1,396	$94	6.73%
Directors fees	63	63	—	—
Occupancy	372	370	2	0.54
Deposit insurance premium	283	380	(97)	(25.53)
Legal and professional services	192	147	45	30.61
Data processing	218	209	9	4.31
Foreclosed real estate	299	344	(45)	(13.08)
Loss on sale of foreclosed real estate	40	23	17	73.91
Loss on sale of repossessed assets	3	28	(25)	(89.29)
Other	387	407	(20)	(4.91)

Total other expenses	$3,347	$3,367	$(20)	(0.59)%

Deposit insurance premiums decreased $97,000 due to the special assessment accrual in 2009 that was not required in 2010, offset by increased assessments imposed by the FDIC. Expenses on foreclosed real estate decreased $45,000. Losses on the sale of repossessed assets decreased $25,000, as a result of fewer assets sold in 2010 compared to 2009. The increase in salaries and employee benefits of $94,000 is primarily a result of a September 2010 payment, and a January 2011 payable, of approximately $158,000 each, partially offset by a decrease of approximately $25,000 in SERP expenses and a decrease of $39,000 in expenses related to the forfeiture of shares and options, relating to the release agreement entered into between the Company and its former CEO. The increase in salaries and employee benefits is also offset by a decrease of $83,000 due to the termination of the defined benefit plan in December 2009. The increase in legal and professional expenses was primarily a result of fees associated with the preparation of the release agreement.

Income Taxes. The income tax expense was $195,000 for the nine months ended September 30, 2010, compared to income tax expense of $16,000 for the same period in 2009. The difference in income taxes for the periods is primarily a result of the differences in pre-tax income for the applicable periods and the disproportionate impact of tax exempt transactions on the net income in each period.

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

At September 30, 2010, the Bank had outstanding commitments to originate $5.6 million in loans, unfunded lines of credit of $10.6 million, unfunded commitments on construction loans of $463,000, a commitment to purchase $5.0 million in auto loans, and unfunded standby letters of credit of $423,000. In addition, as of September 30, 2010, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $63.3 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds. As of September 30, 2010, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20 times the amount of our capital stock in the Federal Home Loan Bank of Chicago. There were no Federal Home Loan Bank advances outstanding at September 30, 2010. In addition, as of September 30, 2010, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2010, the Company had cash and cash equivalents of $317,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at September 30, 2010 of 9.99%, 16.95% and 18.22%, respectively, compared to ratios at December 31, 2009 of 9.70%, 15.82% and 17.09%, respectively.

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

For the nine months ended September 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our quarterly report on Form 10-Q for the period ended June 30, 2010, which could materially affect our business, financial condition or future results. As of September 30, 2010, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – [REMOVED AND RESERVED]

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

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: November 12, 2010	/s/ Jon L. Kranov
Jon L. Kranov
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)