Form 10-K
period 2010-12-31
Ottawa Savings Bancorp, Inc.
filed 2011-03-30
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

☐	Large Accelerated Filer
☐	Accelerated Filer
☐	Non-Accelerated filer (do not check if a smaller reporting company)
☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

As of June 30, 2010, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $6,008,040 (based on the last sale price of the common stock on the OTC Bulletin Board of $8.00 per share).

The number of shares of Common Stock of the registrant issued and outstanding as of March 28, 2011 was 2,119,673.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA SAVINGS BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2010

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

General

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $195.1 million at year-end 2010 and is head quartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of December 31, 2010, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.7% of the Company’s common shares outstanding.

The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing quality customer service and innovative new products. The Bank operates in a building with 21,000 square feet of office space, five drive-up lanes, and a separate ATM drive-up to provide quality customer service to customers in the community.

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

The Bank faces significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions, mortgage companies and mortgage brokers. Our main competitors include a number of significant independent banks. In addition, the Bank faces competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage and consumer credit market, such as securities companies and specialty finance companies. The Company believes that its long-standing presence in Ottawa, Illinois and its personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related customers and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

The Bank believes that its long-standing presence in Ottawa, Illinois and its personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers. The Bank actively solicits deposit-related customers and competes for deposits by offering customers personal attention, professional service and competitive rates.

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

	At December 31,
	2010		2009		2008		2007		2006
	(Dollars in Thousands)
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
One-to-four family	$82,442	58.75%	$89,595	58.76%	$100,057	62.83%	$96,571	59.74%	$87,469	59.56%
Multi-family	6,237	4.44%	5,512	3.62%	3,809	2.39%	5,542	3.43%	8,063	5.49%
Lines of credit	15,325	10.92%	14,540	9.54%	13,300	8.35%	9,632	5.96%	8,596	5.85%
Non-residential real estate	20,362	14.51%	21,841	14.33%	22,473	14.11%	27,748	17.17%	22,072	15.03%
Commercial	9,795	6.98%	10,528	6.90%	4,367	2.75%	2,600	1.61%	888	0.60%
Construction	531	0.38%	3,858	2.53%	5,158	3.24%	8,138	5.03%	7,767	5.29%
Consumer	5,637	4.02%	6,592	4.32%	10,081	6.33%	11,404	7.06%	12,012	8.18%

Total loans, gross	140,329	100.00%	152,466	100.00%	159,245	100.00%	161,635	100.00%	146,867	100.00%

Undisbursed portion of loan funds	(178)		(152)		(1,114)		(3,262)		(3,895)
Allowance for loan losses	(4,703)		(3,515)		(1,605)		(605)		(420)
Deferred loan costs (fees), net	(97)		(99)		(82)		(66)		(15)

Total loans, net	$ 135,351		$148,700		$156,444		$157,702		$142,537

Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
One-to-four family	$796	$668	$703	$737	$766
Multi-family	2,465	1,797	1,821	3,545	6,375
Non-residential real estate	5,399	6,717	7,661	13,203	11,440
Consumer	4,658	5,017	8,067	9,286	10,156

Total	$13,318	$14,199	$18,252	$26,771	$28,737

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2010. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2010
	One-to- four family	Multi-family	Lines of credit	Non-residential real estate	Commercial	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$625	$706	$3,201	$2,864	$35	$531	$181	$8,143

After one year
More than one year to three years	606	1,758	2,780	5,658	290	-	1,632	12,724
More than three years to five years	908	-	799	561	3,882	-	2,102	8,252
More than five years to ten years	5,265	681	2,827	1,087	1,903	-	1,627	13,390
More than ten years to twenty years	21,587	1,543	5,718	3,871	3,358	-	95	36,172
More than twenty years	53,451	1,549	-	6,321	327	-	-	61,648

Total due after December 31, 2011	81,817	5,531	12,124	17,498	9,760	-	5,456	132,186

Gross Loans Receivable	$82,442	$6,237	$15,325	$20,362	$9,795	$531	$5,637	$140,329

Less:
Undisbursed portion of loan funds								(178)
Allowance for loan losses								(4,703)
Plus: Deferred loan costs (fees)								(97)

Total loans, net								$135,351

						Due After December 31, 2011
						Fixed	Adjustable	Total
						(In Thousands)
One-to-four family						$36,194	$45,623	$81,817
Multi-family						975	4,556	5,531
Lines of credit						-	12,124	12,124
Non-residential real estate						5,752	11,746	17,498
Commercial						4,547	5,213	9,760
Consumer						5,456	-	5,456

Total						$52,924	$79,262	$132,186

Asset Quality. Although we have no subprime or Alt-A loans in our loan portfolio, and no subprime or Alt-A backed issues among our securities, the subprime crisis may affect us indirectly, albeit to a lesser extent than it will likely impact those banks and thrifts that produced and retained significant portfolios of such loans and securities. While we believe that the nature of our one-to-four family lending niche and the conservative nature of our underwriting standards will limit the impact of the downward turn in the credit cycle on the quality of our assets—particularly in comparison with those institutions that were involved in subprime and Alt-A lending—the downturn in the credit cycle could result in our experiencing additional charge-offs and/or provisions for loan losses, which would have an adverse impact on our results of operations.

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the National Monthly Median cost of funds ratio for all Deposit Insurance Fund (“DIF”)-insured institutions. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 5.00%, 5.25% and 5.50% for the one, three and five year adjustable rate loans, respectively, and 6.00%, 6.25% and 6.50% for non-owner occupied one-to-four family properties, respectively, at this time. Initial and floor rates on multi-family and non-residential properties are also generally based on the National Monthly Median cost of funds with a spread. Additionally, these loans generally have a floor on them ranging from the initial rate up to 5.50%.

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

We originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. The largest outstanding residential construction loan at December 31, 2010 was $232,400, of which $187,500 was disbursed. We also require periodic inspections of the property during the term of the construction.

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

Lines of Credit. We offer lines of credit, principally home equity lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 15 years. For adjustable loans, there might be a floor ranging from the initial loan rate up to 5.50%. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio.

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

We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan to value ratio of 80% of the appraisal value. Our land loans are adjustable loans with adjustments occurring every one, three and five years, based on the original contract. Interest rate adjustments are based on the National Monthly Median cost of funds plus a spread. For adjustable loans in this class, the loans generally have a floor ranging from the initial rate up to 5.50%.

We also make non-residential loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. The largest non-residential loan at December 31, 2010 was $2.4 million, of which $2.4 million was disbursed. For adjustable loans in this category, there generally is a floor ranging from 3.75% to 6.00%.

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

Commercial Loans. These loans consist of operating lines of credit secured by general business assets and equipment loans. We loan primarily to businesses with less than $5,000,000 in annual revenues. The operating lines of credit are generally short term in nature with interest rates tied to short term rates and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is a floor built in to them ranging from 3.75% to 6.00%. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. The Bank has originated commercial loans from Bankers

Health Group in prior years. Bankers Health Group specializes in loans to healthcare professionals of all specialties throughout the United States. These loans are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house.

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

Purchased Auto Loans. The Bank purchases auto loans from regulated financial institutions. At December 31, 2010 and 2009, we had $4.7 million and $5.0 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the sale of any given loan pool. During 2010, we purchased $2.0 million of auto loans.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2010, we had an aggregate of $13.3 million in purchased loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2010 was $1.7 million. This loan is currently in the process of being restructured as of December 31, 2010.

We sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $8.8 million and $14.9 million of loans in the years ended December 31, 2010 and 2009, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Beginning balance, net	$148,700	$156,444	$157,702	$142,537	$124,939
Loans originated
One-to-four family	19,872	25,587	14,500	21,258	21,908
Multi-family	562	2,245	518	642	-
Lines of credit	530	5,315	2,664	618	1,571
Non-residential real estate	1,085	2,196	2,115	5,771	3,682
Commercial	8,287	7,738	2,514	2,131	50
Construction	668	710	1,799	8,118	6,979
Consumer	481	961	1,301	1,577	1,651

Total loans originated	31,485	44,752	25,411	40,115	35,841
Loans purchased
One-to-four family	-	-	-	-	-
Multi-family	-	4	24	51	2,737
Non-residential real estate	-	895	744	2,348	7,712
Commercial	-	-	-	-	928
Consumer	2,003	-	1,800	4,420	6,194

Total loans purchased	2,003	899	2,568	6,819	17,571
Loan sales(1)	(8,713)	(14,772)	(2,785)	(3,148)	(1,735)
Principal payments	(36,912)	(37,658)	(27,584)	(29,018)	(35,090)
Change in allowance for loan losses	(1,188)	(1,910)	(1,000)	(185)	(29)
Change in undisbursed loan funds	(26)	962	2,148	633	1,113
Change in deferred loan costs (fees)	2	(17)	(16)	(51)	(73)

Ending balance, net	$135,351	$148,700	$156,444	$157,702	$142,537

(1)	All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $400,000 and two members of our Board of Directors must approve loans over $400,000. Residential loans and all commercial loans above $400,000 up to $1 million in the aggregate to any borrower(s) must be approved by a majority of our inside loan committee. This committee consists of our President, Vice President and our Commercial Banking Officer. For loans to any borrower(s) in the aggregate of more than $1 million to $2 million, approval is required by a majority of our level two loan committee, which consists of the inside loan committee, one designated outside director and our Chairman of the Board. For loan requests above $2 million in the aggregate to any borrower(s), approval is required by a majority of the Board of Directors level loan committee, which consists of the inside loan committee and the Bank’s Board of Directors as a whole.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2010, our regulatory maximum was $3.4 million.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 45 days.

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 10 days past due. If payment is not then received by the 30th day of delinquency, additional letters are sent and phone calls generally are made to the customer by the Vice President or President. When the loan becomes 60 days past due, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management informs the Board of Directors on a monthly basis of the amount of loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property that we own. All loans in excess of 90 days past due are placed on non-accrual.

Delinquent Loans

Nonperforming Assets. The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2010
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	9	$1,948	31	$3,622	40	$5,570
Multi-family	-	-	-	-	-	-
Lines of credit	4	228	6	401	10	629
Non-residential real estate	2	184	8	1,248	10	1,432
Construction	-	-	-	-	-	-
Commercial	-	-	1	20	1	20
Consumer	3	23	-	-	3	23

Total	18	$2,383	46	$5,291	64	$7,674

	December 31, 2009
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	11	$777	26	$3,856	37	$4,633
Multi-family	-	-	-	-	-	-
Lines of credit	2	139	6	248	8	387
Non-residential real estate	2	153	7	2,020	9	2,173
Construction	-	-	-	-	-	-
Consumer	2	1	3	25	5	26

Total	17	$1,070	42	$6,149	59	$7,219

	December 31, 2008
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	21	$1,550	31	$3,534	52	$5,084
Multi-family	-	-	2	453	2	453
Lines of credit	1	48	5	73	6	121
Non-residential real estate	7	1,550	2	1,188	9	2,738
Construction	1	54	-	-	1	54
Consumer	7	70	5	32	12	102

Total	37	$3,272	45	$5,280	82	$8,552

	December 31, 2007
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	17	$1,405	18	$1,303	35	$2,708
Lines of credit	2	58	6	353	8	411
Non-residential real estate	1	146	3	1,159	4	1,305
Construction	1	204	-	-	1	204
Consumer	8	22	9	89	17	111

Total	29	$1,835	36	$2,904	65	$4,739

	December 31, 2006
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	10	$790	8	$957	18	$1,747
Lines of credit	2	19	1	45	3	64
Non-residential real estate	1	133	2	105	3	238
Construction	1	80	-	-	1	80
Consumer	2	42	3	8	5	50

Total	16	$1,064	14	$1,115	30	$2,179

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

On the basis of management’s review of its assets, at December 31, 2010 and 2009, we had classified $8.2 million and $10.6 million, respectively, of our assets as special mention and $15.7 million and $6.8 million, respectively, of our assets as substandard. We had classified none of our assets as doubtful at December 31, 2010 and $175,000 of our assets as doubtful at December 31, 2009. There were no assets classified as loss for the years ended December 31, 2010 or 2009. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

As the economic downturn continued during 2010 in our market and foreclosures and liquidations as a manner of reducing non-performing assets proved costly, the Company initiated a restructuring process with respect to certain non-performing loans that provided for restructuring the terms of the loan for borrowers deemed to be in a “troubled” position per accounting guidance. Troubled debt restructurings are considered to be non-performing, except for those that have established a sufficient performance history (generally at a minimum of six consecutive months of performance under the restructured terms) under the terms for the restructured loan. At December 31, 2010, 18 loans (with aggregate balances of $4.8 million) of our 81 loans (with aggregate balances of $15.7 million) were considered troubled debt restructurings and were included in nonperforming assets. At December 31, 2009, there were no troubled debt restructurings.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

Nonperforming Assets

	December 31,
	2010	2009	2008	2007	2006
Non-accrual:	(In Thousands)
One-to-four family	$4,023	$3,856	$3,534	$1,303	$957
Multi-family	-	-	453	-	-
Non-residential real estate	1,248	2,020	1,188	1,159	105
Commercial	20	-	-	-	-
Consumer	-	25	32	89	8

Total non-accrual loans	5,291	5,901	5,207	2,551	1,070
Past due greater than 90 days and still accruing:
Lines of credit	-	248	73	353	45

Total nonperforming loans	5,291	6,149	5,280	2,904	1,115
Foreclosed real estate	1,334	833	95	108	-

Total nonperforming assets	$6,625	$6,982	$5,375	$3,012	$1,115

Ratios

	December 31,
	2010	2009	2008	2007	2006
Allowance for loan losses as a percent of gross loans receivable	3.35%	2.31%	1.01%	0.37%	0.29%
Allowance for loan losses as a percent of total nonperforming loans	88.89%	57.16%	30.40%	20.83%	37.67%
Nonperforming loans as a percent of gross loans receivable	3.77%	4.03%	3.32%	1.80%	0.76%
Nonperforming loans as a percent of total assets	2.71%	3.06%	2.55%	1.40%	0.54%
Nonperforming assets as a percent of total assets	3.40%	3.48%	2.61%	1.45%	0.54%

The total amount of non-accrual loans decreased to $5.3 million from $5.9 million for the years ended December 31, 2010 and 2009, respectively. Total non-performing loans consist of 46 loans to 29 borrowers. For the years ended December 31, 2010 and

2009, gross interest income of $281,000 and $211,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. We recognized approximately $34,000 in interest income on these loans.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Should full collection of principal be expected, cash collected on nonaccrual loans can be recognized as interest income. The allowance for loan losses as of December 31, 2010 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Balance at beginning of year	$3,515	$1,605	$605	$420	$391

Charge-offs:
One-to-four family	821	360	63	-	1
Non-residential real estate	952	773	-	-	-
Commercial	321	-	-	-
Consumer	48	69	105	56	41

	2,142	1,202	168	56	42

Recoveries:
One-to-four family	3	35	-	-	5
Multi-family	-	148	-	2,366	1,308
Consumer	18	18	4	7	21

	21	201	4	2,373	1,334

Net charge-offs (recoveries)	2,121	1,001	164	(2,317)	(1,292)

Additions charged to operations	3,309	2,911	1,164	(2,132)	(1,263)

Balance at end of year	$4,703	$3,515	$1,605	$605	$420

Net charge-offs (recoveries) to average gross loans outstanding	1.45%	0.64%	0.10%	(1.50)%	(0.96)%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2010
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,425	51.56%	58.75%
Multi-family	106	2.25%	4.44%
Lines of credit (1)	-	-%	10.92%
Non-residential real estate	1,880	39.98%	14.51%
Commercial	227	4.83%	6.98%
Construction (1)	-	-%	0.38%
Consumer	65	1.38%	4.02%
Unallocated	-	-%	-%

Total allowance for loan losses	$4,703	100.00%	100.00%

	2009
	(Dollars in Thousands)
One-to-four family	$2,059	58.58%	58.76%
Multi-family	55	1.57%	3.62%
Lines of credit (1)	-	-%	9.54%
Non-residential real estate	1,193	33.94%	14.33%
Commercial	120	3.41%	6.90%
Construction (1)	-	-%	2.53%
Consumer	88	2.50%	4.32%
Unallocated	-	-%	-%

Total allowance for loan losses	$3,515	100.00%	100.00%

	2008
	(Dollars in Thousands)
One-to-four family	$504	31.40%	62.83%
Multi-family	47	2.93%	2.39%
Lines of credit (1)	-	-%	8.35%
Non-residential real estate	876	54.58%	14.11%
Commercial	29	1.81%	2.75%
Construction (1)	-	-%	3.24%
Consumer	149	9.28%	6.33%
Unallocated	-	-%	-%

Total allowance for loan losses	$1,605	100.00%	100.00%

	2007
	(Dollars in Thousands)
One-to-four family	$332	54.89%	59.74%
Multi-family	17	2.82%	3.43%
Lines of credit (1)	-	-%	5.96%
Non-residential real estate	119	19.66%	17.17%
Commercial	14	2.30%	1.61%
Construction (1)	-	-%	5.03%
Consumer	123	20.33%	7.06%
Unallocated	-	-%	-%

Total allowance for loan losses	$605	100.00%	100.00%

	2006
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$131	31.19%	59.56%
Multi-family	41	9.76%	5.49%
Lines of credit (1)	-	-%	5.85%
Non-residential real estate	172	40.95%	15.03%
Commercial	10	2.38%	0.60%
Construction (1)	-	-%	5.29%
Consumer	64	15.24%	8.18%
Unallocated	2	0.48%	-%

Total allowance for loan losses	$420	100.00%	100.00%

(1)	Allowances applicable to Lines of Credit and Construction loans are maintained in the related category of the underlying collateral.

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent and all loans classified as substandard or doubtful are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

Total allowance for loan losses increased $1.2 million to $4.7 million at December 31, 2010 from $3.5 million at December 31, 2009. The increase is related to charge-offs increasing in 2010 to $2.1 million from $1.2 million in 2009. Management increased the qualitative factor for the purchased auto class for the nature and volume of the portfolio factor as economic trends are impacting the nature of this class. Additionally, for the non-residential and commercial credit classes, the concentration of credit factor was increased as these categories are negatively impacted by decreasing collateral values and the increase in the number of these classified loans for them increased. Furthermore, we had impaired loans of $15.7 million with a valuation allowance of $3.2 million at December 31, 2010, compared to $6.1 million of impaired loans with a valuation allowance of $2.0 million at December 31, 2009. The increase in the specific allowance for non-residential real estate and one-to-four family loans contributed to the majority of the increase. The specific allowance grew for these classes primarily due to the number and the balance of the loans from these classes which were evaluated individually for impairment increased.

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

At December 31, 2010, our investment portfolio consisted primarily of U.S. agency securities with maturities of five to ten years and mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of investment performance. Our President is the designated investment officer and the CFO and the President are responsible for the daily investment activities and are authorized to make investment decisions consistent with our investment policy. The Investment Committee, consisting of four external Board of Director members, meets regularly with the President and CFO to review and determine investment strategies and transactions.

The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2010		2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Held-to-maturity
Mortgage-Backed Securities	$18	$18	$721	$723	$839	$822

Available-for-sale
US Agency Securities	5,569	5,569	4,572	4,572	7,595	7,595
Mortgage-Backed Securities	26,894	26,894	22,547	22,547	22,987	22,987

Total Available-for-sale	$32,463	$32,463	$27,119	$27,119	$30,582	$30,582

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2010
	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Available-for-Sale Debt Securities:
U.S agency securities	$-	0.00%	$2,511	3.02%	$3,058	2.23%	$-	0.00%	$5,569	2.59%
Mortgage-backed securities	-	0.00%	-	0.00%	1,872	4.36%	25,022	3.91%	26,894	3.94%

Total debt securities available-for-sale	$-	0.00%	$2,511	3.02%	$4,930	3.04%	$25,022	3.91%	$32,463	3.71%

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

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	December 31,
	2010		2009		2008
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$3,536	2.07%	$3,142	1.78%	$2,296	1.31%
Interest Bearing Checking	10,220	5.98%	9,852	5.60%	8,802	5.02%
Money Market accounts	21,875	12.80%	24,134	13.71%	12,354	7.05%
Passbook savings accounts	12,909	7.56%	11,245	6.39%	10,584	6.04%
Certificates of Deposit accounts	122,291	71.59%	127,636	72.52%	141,194	80.58%

Total deposit accounts	$170,831	100.00%	$176,009	100.00%	$175,230	100.00%

Certificate Accounts, by rate
Less than 1.00%	$11,406	9.33%	$671	0.52%	$-	0.00%
1.00% to 1.99%	47,696	39.00%	37,637	29.49%	88	0.06%
2.00% to 2.99%	39,335	32.17%	60,554	47.44%	24,244	17.17%
3.00% to 3.99%	19,019	15.55%	21,756	17.05%	84,367	59.75%
4.00% to 4.99%	3,973	3.25%	5,725	4.49%	24,040	17.03%
5.00% to 5.99%	862	0.70%	1,218	0.95%	8,407	5.96%
6.00% to 6.99%	-	0.00%	75	0.06%	48	0.03%

Total Certificate Accounts	$122,291	100.00%	$127,636	100.00%	$141,194	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2010		2009		2008
	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$3,300	0.00%	$4,626	0.00%	$2,314
Interest Bearing Checking	0.17%	10,164	0.39%	9,616	0.59%	9,096
Money Market accounts	0.72%	23,775	1.94%	16,015	2.20%	11,398
Passbook accounts	0.15%	12,017	0.35%	11,569	0.50%	11,054
Certificate of Deposit accounts	2.23%	128,244	2.61%	137,698	3.77%	148,812

Total	1.75%	$177,500	2.38%	$179,524	3.48%	$182,674

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Beginning of period	$176,009	$175,230	$183,082
Net deposits (withdrawals)	(8,368)	(3,438)	(13,919)
Interest credited on deposit accounts	3,190	4,217	6,067

End of period	$170,831	$176,009	$175,230

Percent change	-2.94%	0.44%	-4.29%

The following table indicates the amount of certificates of deposit as of December 31, 2010, by time remaining until maturity.

		Three Months Or Less	Over Three To Six Months	Over Six To Twelve Months	Over Twelve Months	Total
		(In Thousands)
Less than $100,000		$9,041	$8,769	$12,525	$38,836	$69,171
$100,000 or more		7,487	7,877	6,757	30,999	53,120

Total		$16,528	$16,646	$19,282	$69,835	$122,291

	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Total
	(In Thousands)
Less than 1.00%	$7,768	$3,638	$-	$-	$-	$11,406
1.00% to 1.99%	37,464	8,029	719	1,448	35	47,695
2.00% to 2.99%	5,398	263	18,778	11,196	3,701	39,336
3.00% to 3.99%	1,026	7,443	6,795	1,877	1,879	19,020
4.00% to 4.99%	477	2,607	888	-	-	3,972
5.00% to 5.99%	323	539	-	-	-	862
6.00% to 6.99%	-	-	-	-	-	-

Total	$52,456	$22,519	$27,180	$14,521	$5,615	$122,291

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were no Federal Home Loan Bank advances outstanding at December 31, 2010. At December 31, 2010, we had the ability to borrow $46.9 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2010, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

Personnel

At December 31, 2010, we had 20 full-time employees and 7 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only subsidiary is Ottawa Savings Bank.

REGULATION AND SUPERVISION

General

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of December 31, 2010, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.7% of the Company’s common shares outstanding.

Ottawa Savings Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits. Ottawa Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation. Ottawa Savings Bank must file reports with the OTS and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ottawa Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC (see page 23) for discussion of the mutual holding company) and Ottawa Savings Bank and their operations. Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC, as savings and bank holding companies, are required to file certain reports, which are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Ottawa Savings Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Regulatory Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings institutions like the Bank to be transferred from the OTS to the Office of the Comptroller of the Currency (“OCC”), the agency that regulates national banks. The OCC will assume primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions. The OTS will be eliminated. The transfer will occur one year from the July 21, 2010 enactment of the Dodd-Frank Act, subject to a possible six month extension. At the same time, the responsibility for supervising and regulating savings and loan holding companies will be transferred to the Federal Reserve Board, which currently supervises bank holding companies. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10.0 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

Regulation of Federal Savings Banks

Business Activities. The activities of federal savings banks, such as the Bank, are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the OTS.

Capital Requirements. The OTS capital regulations require federal savings institutions to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of adjusted total assets, a 4% Tier 1 leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) to adjusted total assets and an 8% total risk-based capital ratio to total risk-weighted assets of which at least half must be core capital. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 1.5% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships, non-withdrawable accounts and remaining goodwill. The components of supplementary capital (Tier 2) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risk profile of the institution involved. At December 31, 2010, the Bank met each of its capital requirements.

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

In addition to the increase in capital requirements set forth in the Dodd-Frank Act and discussed in the section below entitled, “Insurance of Deposit Accounts,” Federal bank regulators have the authority to impose higher capital requirements on an individual bank basis. These requirements may be greater than those set forth in the Dodd-Frank Act or that would qualify a bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If the Company or the Bank were to become subject to higher individual capital requirements, such action may have a negative impact on their ability to execute their business plans, as well as their ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in their operations.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2010, Ottawa Savings Bank maintained 93.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Enforcement. The OTS currently has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to the removal of officers and/or directors, to receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation (“FDIC”) has authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. The OTS’s enforcement authority will transfer to the Office of the Comptroller of the Currency under the Dodd-Frank Act regulatory restructuring.

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, its financial condition and the complexity of its portfolio. The Office of the Comptroller of the Currency similarly assesses its regulated institutions to fund its operations.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The FDIC imposed on each insured institution a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. Although the FDIC provided for similar special assessments for the first two fiscal quarters of 2010, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. Initially, the base assessment rates will range from 2.5 to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is given until September 30, 2020 to meet the 1.35 reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2.0%.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2013. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010. It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts. Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2010, the FICO assessment rate was approximately 0.01% of deposits.

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

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). For 2010, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, require a 3.0% ratio for up to $58.8 million and an exemption of $10.7 million. The Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank had an investment in Federal Home Loan Bank of Chicago stock at December 31, 2010 of $2.35 million.

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

Holding Company Regulation

General. Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the OTS has enforcement authority over Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Ottawa Savings Bank. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

As part of the Dodd-Frank Act regulatory restructuring, the OTS’s authority over savings and loan holding companies will be transferred to the Federal Reserve Board, which is the agency that regulates and supervises bank holding companies.

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15.0 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all banks and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Bank must notify the OTS thirty days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Waivers of Dividends. OTS regulations currently require mutual holding companies to notify the Office of Thrift Supervision if they propose to waive receipt of dividends from their stock holding company subsidiary. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Subject to the non-objection or approval of the OTS, we anticipate that Ottawa Savings Bancorp MHC will waive dividends that Ottawa Savings Bancorp, Inc. may pay, if any.

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

Regulatory Restructuring Legislation

The Dodd-Frank Act restructures the regulation of depository institutions. In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations. As a result, it will be some time before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating and possibly interest costs for the MHC, Company and the Bank.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2006. Ottawa Savings Bank’s maximum federal income tax rate was 35% for both the 2010 and 2009 tax year.

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

State Taxation

Ottawa Savings Bancorp, Inc. is subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 7.0% and 2.5%, respectively, for fiscal year 2011. These amounts increased from 2010 and 2009 levels which were 4.8% and 2.5%. These taxes are imposed on our federal taxable income, with certain adjustments.

ITEM 1A. RISK FACTORS

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2010, our allowance for loan losses as a percentage of total gross loans was 3.35% and as a percentage of total non-performing loans was approximately 88.89%. Because of the concentration of one-to-four family, non-residential and commercial loans in our loan portfolio, the movement of a small number of loans to non-performing status can have a significant impact on this ratio. Although management believes that the allowance for loan losses as of December 31, 2010 was adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions worsen beyond what management currently expects. Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations. For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Comparison of Financial Condition at December 31, 2010 and December 31, 2009 — Provision for Loan Losses.”

Our origination or purchase of non-residential real estate, multi-family, commercial or construction loans may expose us to increased lending risks.

Our loan portfolio includes non-residential real estate, multi-family, commercial and construction loans. We intend to continue to underwrite loans of this nature when it is prudent to do so from a business standpoint as long as the loans fall within internal policy limits and enable us to remain in compliance with regulatory guidelines and limits. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of these types of borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Excluding the 2009 special assessment of $92,000 paid during the second quarter, the increase in the base assessment rate for 2010 has increased our deposit insurance costs over 2009 levels and negatively impacted our earnings. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.1 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Short-term market interest rates (which we use as a guide to price our deposits) have decreased to historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not decreased as significantly. This change in the market yield curve has had a positive impact on our interest rate spread and net interest margin. For the year ended December 31, 2010, our interest rate spread was 3.31% compared to 3.02% for the year ended December 31, 2009. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Over the last year however, the U.S. Federal Reserve has maintained its target for the federal funds rate at .25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to re-deploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2010, we held approximately 7.0% of all bank and thrift deposits in LaSalle County, which was the 6th largest market share of deposits out of twenty-four financial institutions (excluding credit unions) in LaSalle County. Notwithstanding our market share, we face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

We rely heavily on our senior executive officers. The loss of any one of these officers could have an adverse effect on us because, as a small community bank, each of these officers has more responsibilities than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management level personnel who are in a position to assume the responsibilities of such officers’ positions with us should we need to find replacements for any of these senior members of management. During 2010, the resignation of our former CEO effective May 31, 2010, resulted in the promotion of our CFO to the position of CEO, while retaining the CFO duties until a new CFO was appointed by the Board. While some, mostly administrative and supervisory duties have been re-assigned, the Company does not feel that any of the changes resulting from the resignation had a material effect on the Company’s internal control over financial reporting. In December, the Company announced the hiring of a CFO. We do not have key-man life insurance on any of these officers.

Our geographic concentration means that our performance may be affected by economic, regulatory and demographic conditions in our market area.

As of December 31, 2010, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle County in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.

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

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed there-under, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future. The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to

“offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includible in Tier 1 capital. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing their probable impact on our operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2010, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Such proposals and legislation, if finally adopted, would change banking laws and our operating environment in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our business, financial condition or results of operations.

The recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

The value of our common stock is significantly affected by our ability to pay dividends to our public shareholders, and our ability to pay dividends and the amount of such dividends is affected by the ability of Ottawa Savings Bancorp, MHC, our mutual holding company, to waive the receipt of dividends declared by the Company. Ottawa Savings Bancorp, MHC currently waives its right to receive most dividends declared by the Company, which means that the Company has more cash resources to pay dividends to our public stockholders. Ottawa Savings Bancorp, MHC is required to obtain OTS approval before it may waive its receipt of dividends.

The OTS regulations allow federally chartered mutual holding companies like Ottawa Savings Bancorp, MHC, to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form. However, as a result of the Dodd-Frank Act, the Federal Reserve Board will become the new regulator of the Company and Ottawa Savings Bancorp, MHC. The Dodd-Frank Act provides that a mutual holding company will be required to give the Federal Reserve board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. The Dodd-Frank Act, however, further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as Ottawa Savings Bancorp, MHC, that has waived dividends prior to December 1, 2009. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as Ottawa Savings Bancorp, MHC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to this facility at December 31, 2010.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2010	Square Footage	Owned/ Leased	Date of Lease Expiration
925 LaSalle Street, Ottawa, IL 61350	1958	$6,806,000	21,000	Owned	N/A

ITEM	3. LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than legal proceedings occurring in the ordinary course of business. Such legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM	4. [REMOVED and RESERVED]

PART  II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2010, the Company had 373 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2010 and 2009. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2010			2009
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$9.50	$6.25	$0.05	$9.90	$7.00	$0.05
Second quarter	$9.25	$8.00	$0.05	$10.00	$9.00	$0.05
Third quarter	$9.25	$6.48	$0.05	$9.75	$9.00	$0.05
Fourth quarter	$8.00	$5.00	$0.05	$9.75	$6.25	$0.05

Dividend Policy

The Company paid cash dividends of $0.20 per share during 2010 and 2009. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any future cash distributions made by the

Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state income tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank and ability of the MHC to waive the receipt of dividends paid by the Company to its shareholders. Federal and state law imposes certain limitations on dividends by savings banks. See “Item 1. Business.”

Issuer Purchases

	Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Program(1)
October 1-31, 2010	-	-	-	NA
November 1-30, 2010	1,205	6.00	-	NA
December 1-31, 2010	167	5.00	-	NA

Total	1,372	5.88	-	NA

(1)	The shares were purchased by the Company from recipients of Management Recognition Plan awards, vesting in November and December of 2010, who chose to sell a portion of their shares to pay applicable federal, state, and medicare withholding taxes. For additional information on the Management Recognition Plan, see Note 11 in the notes to the consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-2.

	At December 31,
	2010	2009	2008
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$195,127	$200,697	$205,914
Loans, net (1)	135,351	148,700	156,444
Securities held to maturity	-	721	839
Securities available for sale	32,463	27,119	30,582
Deposits	170,831	176,009	175,230
Stockholders’ Equity	21,687	22,047	21,828
Book Value per common share	$10.23	$10.39	$10.28

(1)	Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.

	Years Ended December 31,
	2010	2009	2008
	(In Thousands, except per share data)
Operation Data:
Total interest and dividend income	$9,793	$10,822	$11,538
Total interest expense	3,432	4,745	6,716

Net interest income	6,361	6,077	4,822
Provision for loan losses	3,309	2,911	1,164
Other income	502	1,048	492
Other expense	4,415	3,884	3,417
Income tax (benefit) expense	(354)	94	257

Net (loss) income	$(507)	$236	$476

Basic (loss) earnings per share	$(0.25)	$0.12	$0.23

Diluted (loss) earnings per share	$(0.25)	$0.12	$0.23

	At or for the Years Ended December 31,
	2010	2009	2008
Performance Ratios:
(Loss) return on average assets	(0.25)%	0.12%	0.23%
(Loss) return on average stockholders’ equity	(2.26)	1.07	2.31
Average stockholders’ equity to average assets	11.10	10.87	9.92
Stockholders’ equity to total assets at end of period	11.11	10.99	10.60
Net interest rate spread (1)	3.31	3.02	2.20
Net interest margin (2)	3.43	3.21	2.47
Average interest-earning assets to average interest-bearing liabilities	106.54	107.70	107.78
Other expense to average assets	2.18	1.91	1.64
Efficiency ratio (3)	64.33	54.51	64.60
Dividend payout ratio	(0.81)	1.72	0.86
Regulatory Capital Ratios:
Tangible capital (to average assets)	9.57	9.70	9.81
Tier 1 core capital (to average assets)	9.57	9.70	9.81
Total risk-based capital (to risk-weighted assets)	17.17	17.09	17.64
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	1.45%	0.64%	0.10%
Allowance for loan losses to gross loans outstanding	3.35	2.31	1.01
Non-performing loans to gross loans	3.77	4.03	3.32
Non-performing assets to total assets (4)	3.40	3.48	2.61
Other Data:
Number of full-service offices	1	1	1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)	Non-performing assets consist of non-performing loans and foreclosed real estate. Non-performing loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

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

In December 2004, we received a payment of $5.6 million in cash and loans from the CLC Creditors Trust. This payment included $784,000 in residential condominium loans, $2.5 million in non-residential real estate loans, $518,000 in commercial lines of credit, $153,000 in residential real estate loans and $1.6 million in cash. As of December 31, 2009, all of the foregoing loans were paid off as per their original terms. Although we have retained certain unsecured claims against the CLC Creditors Trust, we have charged-off the remaining $9.5 million of our investment in the CLC loan participations. Since 2005, the Company received and recorded as recoveries, distributions totaling $4.0 million from the CLC Creditors Trust on previously charged-off loan participations with CLC. These settlements were recorded as a recovery to the allowance for loan losses.

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

Deferred Income Taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. Accounting guidance requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

Per accounting guidance, the Company reviewed its deferred tax assets at December 31, 2010 and determined that no valuation allowance was necessary. Despite the current year net operating loss and challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

The deferred tax asset will be analyzed quarterly to determine if a valuation allowance is warranted. However, there can be no guarantee that a valuation allowance will not be necessary in future periods. In making such judgments, significant weight is given to evidence that can be objectively verified. In making decisions regarding any valuation allowance, the Company considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

The Company’s total assets decreased $5.6 million, or 2.8%, to $195.1 million at December 31, 2010, from $200.7 million at December 31, 2009 due primarily to a decrease in loans caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure. Specifically, the decrease is the result of a decrease in loans of $13.3 million, a decrease in premises and equipment of $237,000 due primarily to depreciation, a decrease in securities held to maturity of $721,000 due primarily to sales of instruments, a decrease to prepaid FDIC insurance premiums of $356,000, and a decrease in accrued interest receivable of $138,000. The decreases were partially offset by an increase in securities available for sale of $5.3 million, an increase in federal funds sold of $1.1 million, an increase in deferred tax assets of $497,000, an increase in foreclosed real estate of $501,000, and an increase in other assets of $351,000.

Cash and cash equivalents increased $1.4 million, or 47.3%, to $4.4 million at December 31, 2010 from $3.0 million at December 31, 2009 primarily as a result of cash provided by investing and operating activities slightly exceeding the cash used in financing activities.

Securities available for sale increased $5.3 million, or 19.7%, to $32.5 million at December 31, 2010 from $27.1 million at December 31, 2009 as the Company invested excess funds in the security portfolio to maintain liquidity levels. The increase was primarily the result of purchases of $23.2 million offset by $18.6 million in maturities and pay-downs.

Loans, net of the allowance for loan losses, decreased $13.3 million, or 9.0%, to $135.4 million at December 31, 2010, from $148.7 million at December 31, 2009. The decrease in loans, net of the allowance for loan losses, was primarily due to normal attrition and pay-downs and principal reductions exceeding the level of originations in 2010 as well as an increase in the allowance for loan losses of $1.2 million in response to an increase in impaired and non-accrual loans. The Company is focusing its lending efforts on customers based primarily in its local market.

Foreclosed real estate increased $501,000, or 60.2%, to $1.3 million at December 31, 2010, from $833,000 at December 31, 2009. The increase was primarily due to the level of real estate acquired through loan foreclosures which has increased due to the continued stress the economic environment has placed on the Company’s customers.

Deferred tax asset increased $497,000 or 26.1% to $2.4 million at December 31, 2010, from $1.9 million at December 31, 2009. The increase was primarily due to the level of allowance for loan loss provision recorded during 2010 which was $3.3 million.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions increased $351,000, or 26.5%, to $1.7 million at December 31, 2010, from $1.3 million at December 31, 2009. The prepaid FDIC premiums decreased $356,000, or 35.2%, at December 31, 2010 as a result of the amortization of the prepaid FDIC premiums for 2010.

Total deposits decreased $5.2 million, or 2.9%, to $170.8 million at December 31, 2010, from $176.0 million at December 31, 2009. The decrease is primarily due to decreases in certificates of deposit, specifically related to the CDARS program, which declined $10.8 million from December 31, 2009 as the Company decided to focus on in-market deposits. Checking accounts, passbook savings and in-market CD balances increased $5.6 million, or 3.6%, from December 31, 2009 to December 31, 2010 due primarily to customers moving funds into non-term products as they wait for a better rate environment. Furthermore, in-market CDs grew primarily due to the Company offering a special promotional rate during August.

Other liabilities increased $141,000, or 6.2%, to $2.4 million at December 31, 2010, from $2.3 million at December 31, 2009. The increase was primarily due to an increase in the accrued SERP payable of $88,000, and an increase in escrow payable of $98,000.

Equity decreased $360,000, or 1.6%, to $21.7 million at December 31, 2010, from $22.0 million at December 31, 2009. The decrease in equity is primarily related to the net loss for the year ended December 31, 2010 of approximately $507,000.

Comparison of Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

General. Net loss for the year ended December 31, 2010 was $507,000 compared to net income of $237,000 for the year ended December 31, 2009.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$8,563	$9,478	$(915)	(9.65)%
Securities:
Mortgage-backed and related securities	975	1,033	(58)	(5.61)
U.S. agency securities	246	307	(61)	(19.87)
Non-marketable equity securities	1	1	-	-
Interest-bearing deposits	8	3	5	166.67

Total interest and dividend income	9,793	10,822	(1,029)	(9.51)

Interest expense:
Deposits	3,432	4,739	(1,307)	(27.58)
Borrowings	-	6	(6)	(100.00)

Total interest expense	3,432	4,745	(1,313)	(27.67)

Net interest income	$6,361	$6,077	$284	4.67%

Net interest income increased $284,000, or 4.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Interest and dividend income decreased due to the yield on interest earning assets decreasing from 5.72% to 5.28% and average interest earning assets declining by $3.7 million. The decline in the loan portfolio contributed to a significant amount of the decline. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during 2010. This decline in interest income was more than offset by a $1.3 million or 27.7% reduction in interest expense. The cost of funds declined 0.73 basis points or 27.0% in 2010 due to the declining rate environment. Additionally, the average balance of interest bearing liabilities declined by $1.6 million or 0.9%.

Provision for Loan Losses. Management recorded a loss provision of $3.3 million for the year ended December 31, 2010, compared to $2.9 million for the year ended December 31, 2009. The increased loss provision for the year ended December 31, 2010 was in response to the increase in specific reserve recorded for several large relationships where the collateral values deteriorated during 2010 as the distressed economic conditions continue. The $3.3 million provision for 2010 includes $3.0 million of additional valuation allowances related to 75 impaired loans for 36 borrowers identified in 2010 primarily for non-residential and one-to-four family customers as these classes have been impacted the most during this economic downturn. This compared to $2.0 million of valuation allowances related to 37 impaired loans for 21 borrowers identified in 2009 totaling $6.1 million. Based on a general review of the loans that were in the loan portfolio at December 31, 2010, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Management uses available information to establish the appropriate level of the allowance for loan losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Other Income. The following table summarizes other income for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$23	$(23)	(100.00)%
Gain on sale of loans	126	169	(43)	(25.44)
Origination of mortgage servicing rights, net of amortization	19	57	(38)	(66.67)
Customer service fees	272	283	(11)	(3.89)
Income on bank owned life insurance	34	24	10	41.67
Insurance settlement	-	446	(446)	(100.00)
Other	51	46	5	10.87

Total other income	$502	$1,048	$(546)	(52.10)%

The decrease in other income was primarily due to the receipt of an insurance settlement of $446,000 during the fourth quarter of 2009 as a result of our success in a lawsuit filed in the ordinary course of business. Other elements of other income declined in 2010 by $100,000 as a result of declines in gains on the sale of loans, gains on the sale of securities, customer service fees and mortgage servicing rights compared to other income earned in 2009. During 2010, the demand for new mortgage loans declined over 2009 levels resulting in fewer opportunities to refinance loans which could be sold to Freddie Mac. Additionally, security sales resulted in a net loss for 2010 which was reported in other expense unlike in 2009 when the sales resulted in a net gain. The decrease in customer service fees was primarily due to lower overdraft charges and foreign ATM fees.

Other Expenses. The following table summarizes other expenses for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,882	$1,438	$444	30.88%
Directors fees	84	84	-	-
Occupancy	501	498	3	0.60
Deposit insurance premium	380	454	(74)	(16.30)
Legal and professional services	248	198	50	25.25
Data processing	301	278	23	8.27
Foreclosed real estate	418	373	45	12.06
Loss on sale of foreclosed real estate	71	11	60	545.45
Loss on sale of repossessed assets	10	22	(12)	(54.55)
Other	519	528	(9)	(1.70)

Total other expenses	$4,414	$3,884	$530	13.65%

Efficiency ratio (1)	64.33%	54.51%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

During 2009, there was $294,000 of reversals for salaries and employee benefits expense related to the termination of the defined benefit plan. During 2010, there was a payment of $316,000 related to the release agreement between the Company and its former CEO in 2010. The reversal in 2009 lowered other expenses in comparison to previous levels. The 2010 payment on the release agreement elevated other expense levels in comparison to prior years. With the new CEO acting as the CEO and CFO until December of 2010, salaries and employee benefit costs for 2010 were lower as this saved the Company approximately $80,000. Additionally, deposit insurance premiums were lower as there was a special assessment of $92,000 imposed by the FDIC in 2009. These decreases were slightly offset by higher legal and professional service fees which increased in 2010 primarily related to fees regarding the release agreement and a Department of Labor ESOP audit. Due to the economic environment, the foreclosed real estate losses have increased as there are more properties that were sold in 2010 than in 2009 at a loss due to depressed real estate values. Additionally, the cost to carry the foreclosed real estate increased as there are more properties for which the Company is responsible for the payment of real estate taxes and insurance, and expenses to repair, maintain, and sell properties has increased over 2009 levels.

Income Taxes. The Company recorded an income tax benefit of $354,000 for the year ended December 31, 2010, compared to income tax expense of $94,000 for the same period in 2009. The effective tax rates for the years ended December 31, 2010 and 2009 were (41.16%) and 28.42%, respectively. The difference in income tax expense for the periods was due to the net loss generated by the higher levels of provision for loan losses during 2010.

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

	Year Ended December 31,
	2010			2009			2008
	(Dollars in Thousands)
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
ASSETS
Interest-earning assets
Securities, net (1)	$32,831	$1,221	3.72%	$28,329	$1,340	4.73%	$28,690	$1,391	4.85%
Loans receivable, net (2)	141,800	8,563	6.04%	153,182	9,478	6.19%	157,479	10,039	6.37%
Non-marketable equity securities	2,535	1	0.04%	2,535	1	0.04%	2,535	2	0.08%
Other investments	8,429	8	0.09%	5,235	3	0.06%	6,177	106	1.72%

Total interest-earning assets	185,595	$9,793	5.28%	189,281	$10,822	5.72%	194,881	$11,538	5.92%

Non-interest-earning assets	16,647			14,446			13,144

TOTAL ASSETS	$202,242			$203,727			$208,025

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$23,775	$291	1.22%	$16,015	$313	1.95%	$11,398	$251	2.20%
Passbook savings accounts	12,017	32	0.27%	11,569	41	0.35%	11,054	55	0.50%
Certificates of Deposit accounts	128,244	3,079	2.40%	137,698	4,347	3.16%	148,812	6,353	4.27%
Checking accounts	10,164	30	0.30%	9,616	38	0.40%	9,096	53	0.58%
Advances and borrowed funds	-	-	0.00%	855	6	0.70%	1,050	4	0.38%

Total interest-bearing liabilities	174,200	3,432	1.97%	175,753	4,745	2.70%	181,410	6,716	3.70%

Non-interest-bearing liabilities	5,599			5,820			5,969

TOTAL LIABILITIES	179,799			181,573			187,379
EQUITY	22,443			22,154			20,646

TOTAL LIABILITIES AND EQUITY	$202,242			$203,727			$208,025

NET INTEREST INCOME		$6,361			$6,077			$4,822

NET INTEREST RATE SPREAD (3)			3.31%			3.02%			2.20%

NET INTEREST MARGIN (4)			3.43%			3.21%			2.47%

RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO AVERAGE
INTEREST-BEARING LIABILITIES			106.54%			107.70%			107.78%

(1)	Includes unamortized discounts and premiums.
(2)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $240,000, $244,000, and $229,000, for 2010, 2009 and 2008, respectively.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2010 COMPARED TO 2009 INCREASE (DECREASE) DUE TO			2009 COMPARED TO 2008 INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$167	$(286)	$(119)	$(17)	$(34)	$(51)
Loans receivable, net	(687)	(228)	(915)	(266)	(295)	(561)
Non-marketable equity securities	-	-	-	-	(1)	(1)
Other investments	3	2	5	-	(103)	(103)

Total interest-earning assets	$(517)	$(512)	$(1,029)	$(283)	$(433)	$(716)

Interest expense on
Money Market accounts	$95	$(117)	$(22)	$90	$(28)	$62
Passbook savings accounts	1	(10)	(9)	2	(16)	(14)
Certificates of Deposit accounts	(227)	(1,041)	(1,268)	(351)	(1,655)	(2,006)
Checking accounts	2	(10)	(8)	2	(17)	(15)
Advances and borrowed funds	-	(6)	(6)	(1)	3	2

Total interest-bearing liabilities	(129)	(1,184)	(1,313)	(258)	(1,713)	(1,971)

Change in net interest income	$(388)	$672	$284	$(25)	$1,280	$1,255

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

We have sought to manage our interest rate risk in order to limit the exposure of our earnings and capital to changes in interest rates. In an attempt to accomplish this, we offer a variety of floating rate loans based on the prime rate and loans that adjust on one-to-five year intervals, based on various indices including the prime rate and U.S. Treasury securities. In addition, we have attempted to lengthen the maturities of our deposit accounts by offering proportionately higher interest rates for longer terms, 3-5 year certificate accounts and by increasing our core deposits, in which the overall balances are generally less volatile to interest rate fluctuations than certificate accounts.

For additional information on our risk management strategy, see the sections entitled, “Item 1. Business – Delinquent Loans,” “Item 1. Business – Nonperforming Assets,” “Item 1. Business Ratios,” and “Item 1. Business – Allowance for Loan Losses.”

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

	Year Ended December 31, 2010

	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$ 14,889	$ (5,292)	-26.00%	7.97%	(221)
+200	17,163	(3,018)	-15.00%	8.98%	(120)
+100	19,008	(1,173)	-6.00%	9.75%	(43)
50	19,529	(652)	-3.00%	9.94%	(24)
0	20,181	-	-	10.18%	-
-50	20,142	(39)	0.00%	10.11%	(7)
-100	20,608	427	2.00%	10.28%	10

	Year Ended December 31, 2009

	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$ 17,598	$ (3,986)	-18.00%	9.11%	(149)
+200	19,559	(2,026)	-9.00%	9.92%	(68)
+100	20,955	(629)	-3.00%	10.44%	(16)
50	21,305	(279)	-1.00%	10.54%	(6)
0	21,584	-	-	10.60%	-
-50	21,569	(15)	0.00%	10.53%	(7)
-100	20,848	(736)	-3.00%	10.16%	(44)

The table above indicates that at December 31, 2010, in the event of a 100 basis point decrease in interest rates, we would experience an increase of approximately 2% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 15% in net portfolio value.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 10.4% for the year ended December 31, 2010 compared to 7.2% for the year ended December 31, 2009. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination and purchase of one-to-four family, non-residential real estate and multi-family and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2010 and 2009, our loan originations totaled $31.5 million and $44.8 million, respectively. For the years ended December 31, 2010 and 2009, we purchased loans totaling $2.0 million and $899,000, respectively. For the years ended December 31, 2010 and 2009, we received $8.8 million and $14.9 million, respectively, from the sale of loans, resulting in gains of $127,000 and $169,000, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $18.6 million and $9.1 million for the years ended December 31, 2010 and 2009, respectively. We purchased $23.2 million and $5.5 million in securities for the years ended December 31, 2010 and 2009, respectively. For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits decreased $5.2 million for the year ended December 31, 2010 and increased $779,000 for the year ended December 31, 2009. For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business-Deposit Activities and Other Sources of Funds.”

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances. We had no outstanding advances from the FHLBC for the years ended December 31, 2010 and 2009. We had an available borrowing limit of $46.9 million for both years, based on 20 times the value of our capital stock investment in the FHLBC.

At December 31, 2010 we had outstanding commitments to originate loans of $6.0 million, unfunded commitments under lines of credit of $10.2 million, unfunded commitments on construction loans of $178,000, and unfunded standby letters of credit of $423,000. At December 31, 2010, certificates of deposit scheduled to mature in less than one year totaled $52.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from Ottawa Savings Bank. The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision, but with prior notice to the Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2010, the Company had liquid assets of $348,000.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect in its financial condition, results of operations or cash-flows.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting guidance related to Level 1 and 2 measurements did not have a material impact on the Company’s consolidated financial statements. The adoption of this guidance related to Level 3 measurements is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).” The guidance significantly expanded the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this accounting guidance significantly expanded existing disclosure requirements but did not and will not have an impact on the Company’s financial position, results of operations and cash flows.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01, temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

The information required by this Item 8 is contained on pages F-2 through F-43 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as contemplated by Exchange Act Rule 13a-15. Based upon their evaluation, and as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

(b) Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to page 48 of this Annual Report on Form 10-K.

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2011 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM	11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Securities Authorized for Issuance under Equity Compensation Plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in column a) (c)
Equity Compensation Plans Approved by Stockholders	79,584	11.48	29,436
Equity Compensation Plans not Approved by Stockholders	-	-	-

Total	79,584	11.48	29,436

(b) Stock Ownership. The information required in response to this item will be contained in the Proxy Statement under the caption “Stock Ownership” and the information included therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 1— Election of Directors” and “Transactions with Related Persons” and the information included therein is incorporated herein by reference.

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the caption “Proposal 2—Ratification of Independent Registered Public Accounting Firm” and the information included therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

4.1	Form of Stock Certificate of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 4,1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1	Ottawa Savings Bank Employee Stock Ownership Plan and Trust Agreement, (incorporated by reference to Exhibit 10.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.2	ESOP Loan Documents, (incorporated by reference to Exhibit 10.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.4	Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Jon L. Kranov (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

10.5	Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Philip B. Devermann (incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009).

10.6	Ottawa Savings Bancorp, Inc. Director Emeritus Plan, (incorporated by reference to Exhibit 10.6 to Company’s Registration Statement on Form SB-2, No. 333-123455, file on March 18, 2005, as amended)

10.7	Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

10.8	Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.9	Ottawa Savings Bank Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)

10.10	Amendment to Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

10.12	Salary Continuation Agreement between Ottawa Savings Bank and Jon L. Kranov, as amended. (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

10.13	Salary Continuation Agreement between Ottawa Savings Bank and Philip B. Devermann, as amended. (incorporated by reference to Exhibit 10.13 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Company’s 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2007)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company’s 2005 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2006)

23.1	Consent of McGladrey and Pullen, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ottawa Savings Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY & PULLEN LLP

Champaign, Illinois

March 30, 2011

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Cash and due from banks	$1,604,000	$1,858,421
Interest bearing deposits	2,774,835	1,114,371

Total cash and cash equivalents	4,378,835	2,972,792
Federal funds sold	5,016,000	3,917,000
Securities held to maturity (fair value of $18 and $723,413 at December 31, 2010 and 2009, respectively)	18	721,101
Securities available for sale	32,462,702	27,118,824
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $4,703,362 and $3,514,704 at December 31, 2010 and 2009, respectively	135,350,904	148,700,290
Premises and equipment, net	7,044,780	7,282,235
Accrued interest receivable	751,769	889,562
Foreclosed real estate	1,333,766	832,809
Deferred tax asset	2,398,525	1,901,837
Cash value of life insurance	1,523,690	1,489,657
Prepaid FDIC premiums	656,646	1,013,083
Other assets	1,674,233	1,322,757

Total assets	$195,126,820	$200,696,899

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$3,536,364	$3,141,577
Interest bearing	167,295,090	172,867,675

Total deposits	170,831,454	176,009,252
Accrued interest payable	51,750	144,246
Other liabilities	2,408,722	2,268,085

Total liabilities	173,291,926	178,421,583

Commitments and contingencies (Note 14)
Redeemable common stock held by ESOP plan	148,292	227,906

Stockholders’ Equity
Common Stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,734,122	8,726,277
Retained earnings	14,374,230	15,045,706
Unallocated ESOP shares	(457,884)	(508,760)
Unearned management recognition plan shares	(168,639)	(267,336)
Accumulated other comprehensive income	535,867	454,167

	23,039,945	23,472,303
Less:
Treasury shares, at cost; 2010 105,238 shares; 2009 103,866 shares	(1,205,051)	(1,196,987)
Maximum cash obligation related to ESOP shares	(148,292)	(227,906)

Total stockholders’ equity	21,686,602	22,047,410

Total liabilities and stockholders’ equity	$195,126,820	$200,696,899

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2010 and 2009

	2010	2009
Interest and dividend income:
Interest and fees on loans	$8,563,064	$9,477,614
Securities:
Mortgage-backed and related securities	974,710	1,032,504
U.S. agency securities	246,551	307,346
Dividends on non-marketable equity securities	913	1,449
Interest-bearing deposits	8,017	3,411

Total interest and dividend income	9,793,255	10,822,324

Interest expense:
Deposits	3,432,455	4,738,605
Borrowings	-	5,989

Total interest expense	3,432,455	4,744,594

Net interest income	6,360,800	6,077,730
Provision for loan losses	3,308,834	2,911,447

Net interest income after provision for loan losses	3,051,966	3,166,283

Other income:
Gain on sale of securities	-	22,592
Gain on sale of loans	126,515	168,685
Origination of mortgage servicing rights, net of amortization	18,716	57,375
Customer service fees	271,576	282,915
Income on bank owned life insurance	34,033	23,904
Insurance settlement	-	446,507
Other	51,230	46,154

Total other income	502,070	1,048,132

Other expenses:
Salaries and employee benefits	1,881,913	1,437,959
Directors fees	84,037	84,130
Occupancy	501,009	498,297
Deposit insurance premium	380,359	453,507
Legal and professional services	247,830	198,411
Data processing	300,997	277,565
Loss on sale of securities	422	-
Valuation adjustments and expenses on foreclosed real estate	418,154	373,466
Loss on sale of foreclosed real estate	71,352	11,390
Loss on sale of repossessed assets	10,152	22,305
Other	518,668	526,740

Total other expenses	4,414,893	3,883,770

(Loss) income before income tax (benefit) expense	(860,857)	330,645
Income tax (benefit) expense	(354,288)	93,959

Net (loss) income	$(506,569)	$236,686

Basic (loss) earnings per share	$(0.25)	$0.12

Diluted (loss) earnings per share	$(0.25)	$0.12

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2008	$22,249	$8,673,250	$14,976,595	$(559,636)	$(379,199)	$444,672	$(1,178,253)	$(171,270)	$21,828,408
Comprehensive income:
Net income	-	-	236,686	-	-	-	-	-	236,686
Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $12,573	-	-	-	-	-	24,406	-	-	24,406
Reclassification adjustment for gains included in net income, net of tax expense of $(7,681)	-	-	-	-	-	(14,911)	-	-	(14,911)

Comprehensive income									246,181

Allocation of 5,087 of ESOP shares	-	(3,667)	-	50,876	-	-	-	-	47,209
Reclassification adjustment for 2,180 MRP shares purchased at $13.46 per share, granted at $9.90 per share	-	(7,761)	-	-	7,761	-	-	-	-
Compensation expense on MRP awards granted	-	-	-	-	104,102	-	-	-	104,102
Compensation expense on RRP options granted	-	64,455	-	-	-	-	-	-	64,455
Cash dividends paid, $0.20 per share	-	-	(167,575)	-	-	-	-	-	(167,575)
Purchase of 1,972 treasury shares	-	-	-	-	-	-	(18,734)	-	(18,734)
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	(56,636)	(56,636)

Balance, December 31, 2009	22,249	8,726,277	15,045,706	(508,760)	(267,336)	454,167	(1,196,987)	(227,906)	22,047,410

Comprehensive (loss) income:
Net loss	-	-	(506,569)	-	-	-	-	-	(506,569)
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $41,945	-	-	-	-	-	81,421	-	-	81,421
Reclassification adjustment for losses included in net income, net of tax benefit of $143	-	-	-	-	-	279	-	-	279

Comprehensive loss									(424,869)

Allocation of 5,088 of ESOP shares	-	(11,719)	-	50,876	-	-	-	-	39,157
Reclassification adjustment for 3,489 MRP shares purchased at $13.46 per share, granted at $6.00 per share	-	(26,028)	-	-	26,028	-	-	-	-
Compensation expense on MRP awards granted	-	-	-	-	72,669	-	-	-	72,669
Compensation expense on RRP options granted	-	45,592	-	-	-	-	-	-	45,592
Cash dividends paid, $0.20 per share	-	-	(164,907)	-	-	-	-	-	(164,907)
Purchase of 1,372 treasury shares	-	-	-	-	-	-	(8,064)	-	(8,064)
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	79,614	79,614

Balance, December 31, 2010	$22,249	$8,734,122	$14,374,230	$(457,884)	$(168,639)	$535,867	$(1,205,051)	$(148,292)	$21,686,602

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net (loss) income	$(506,569)	$236,686
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	257,348	261,532
Provision for loan losses	3,308,834	2,911,447
Provision for deferred income taxes	(538,776)	(724,342)
Net amortization of premiums and discounts on securities	149,589	49,641
Loss (gain) on sale of securities	422	(22,592)
Origination of mortgage loans held for sale	(8,713,355)	(14,771,613)
Proceeds from sale of mortgage loans held for sale	8,839,870	14,940,298
Gain on sale of loans, net	(126,515)	(168,685)
Origination of mortgage servicing rights, net of amortization	(18,716)	(57,375)
Loss on sale of foreclosed real estate	71,352	11,390
Write down of foreclosed real estate	266,110	136,145
Loss on sale of repossessed assets	10,152	22,305
ESOP compensation expense	39,157	47,209
MRP compensation expense	72,669	104,102
Compensation expense on RRP options granted	45,592	64,455
Increase in cash surrender value of life insurance	(34,033)	(23,904)
Change in assets and liabilities:
Decrease (increase) in prepaid FDIC insurance premiums	356,437	(1,013,083)
Decrease in accrued interest receivable	137,793	91,768
Increase in other assets	(325,876)	(96,702)
Increase in accrued interest payable and other liabilities	48,141	27,623

Net cash provided by operating activities	3,339,626	2,026,305

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(23,234,547)	(5,493,890)
Sales, calls, maturities and paydowns	17,888,960	8,946,750
Securities held to maturity:
Sales, maturities and paydowns	696,569	115,828
Net decrease in loans	8,151,163	3,665,578
Net increase in federal funds sold	(1,099,000)	(3,917,000)
Proceeds from sale of foreclosed real estate	994,042	175,563
Proceeds from sale of repossessed assets	39,892	104,115
Purchase of premises and equipment	(19,893)	(40,041)

Net cash provided by investing activities	3,417,186	3,556,903

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(5,177,798)	779,151
Principal reduction of Federal Home Loan Bank advances	-	(6,300,000)
Cash dividends paid	(164,907)	(167,575)
Purchase of treasury stock	(8,064)	(18,734)

Net cash used in financing activities	(5,350,769)	(5,707,158)

Net increase (decrease) in cash and cash equivalents	1,406,043	(123,950)
Cash and cash equivalents:
Beginning	2,972,792	3,096,742

Ending	$4,378,835	$2,972,792

(Continued)

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2010 and 2009

	2010	2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$3,524,951	$4,798,784
Interest paid on other borrowings	-	5,989
Income taxes	602,869	704,532
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	2,609,733	1,325,808
Other assets acquired in settlement of loans	56,928	106,000
Sale of foreclosed real estate through loan origination	777,272	264,900
(Asset) liability due to the recording of ESOP put options	(79,614)	56,636

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

Entity structure

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of December 31, 2010, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.7% of the Company’s common shares outstanding.

Nature of business

The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in providing a variety of financial services to individual and corporate customers in the Ottawa, Illinois area, which is primarily an agricultural area consisting of several rural communities with small to medium sized businesses. The Bank’s primary source of revenue is interest and fees related to single-family residential loans to middle-income individuals.

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

Debt securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. The difference between the fair value and amortized cost, adjusted for amortization of premium and accretion of discounts, computed by the interest method over their contractual maturity, results in an unrealized gain or loss. Unrealized gains or losses are reported as accumulated other comprehensive income (loss), net of the related deferred tax effect and are included as a component of stockholders’ equity. Gains or losses from the sale of securities are determined using the specific identification method and are included in earnings. Declines in the fair value of available for sale securities below their amortized cost basis that are deemed to be other than temporary are reflected in earnings as realized losses. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, management monitors market trends and current events in order to identify trends and circumstances that might impact the carrying value of securities.

To determine if an “other-than-temporary” impairment exists on an investment security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an “other-than-temporary” impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).

Non-marketable equity securities

Investments in the Federal Home Loan Bank of Chicago, Bankers Bank of Wisconsin, and the Upper Illinois River Valley Development Corporation are carried at cost.

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

Loans

The Bank primarily lends to small and mid-sized businesses, non-residential real estate customers and consumers providing mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans throughout Ottawa, Illinois and the surrounding area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

It is the Bank’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Bank seeks recovery in compliance with state lending laws, the Bank’s lending standards, and credit monitoring and remediation procedures.

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses (also known as “allowance for estimated losses on loans”) and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. A portfolio segment is defined by the ASU as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. A class of financing receivable is defined by the ASU as a further disaggregation of a portfolio segment based on risk characteristics and the entity’s method for monitoring and assessing credit risk. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU was effective for interim and annual reporting periods ending on or after December 15, 2010. Accordingly, the Company has included the new disclosures throughout these financial statements (see Note 1 and Note 4).

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

The following portfolio segments and classes of loan receivables have been identified by the Company:

•	Commercial
•	Non-residential real estate
•	One-to-four family
•	Multi-family
•	Consumer direct
•	Purchased auto loans

Generally, for all classes of loans receivable, loans are considered past due when contractual payments are delinquent for 31 days or greater. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

For all classes of loans receivable, loans will generally be placed on nonaccrual status when the loan has become over 90 days past due (unless the loan is well secured and in the process of collection).

When a loan is placed on nonaccrual status, income recognition is ceased. Previously recorded but uncollected amounts of interest on nonaccrual loans are reversed at the time the loan is placed on nonaccrual status. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Should full collection of principal be expected, cash collected on nonaccrual loans can be recognized as interest income.

For all classes of loans receivable, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•	The loan is current, and all principal and interest amounts contractually due have been made,
•	All principal and interest amounts contractually due, including past due payments, are reasonably assured of repayment within a reasonable period, and
•	There is a period of minimum repayment performance, as follows, by the borrower in accordance with contractual terms:
•	Six months of repayment performance for contractual monthly payments, or
•	One year of repayment performance for contractual quarterly or semi-annual payments

Troubled debt restructuring exists when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower and the Company) to the borrower that it would not otherwise consider. The Company is attempting to maximize its recovery of the balances of the loans through these various concessionary restructurings.

The following criteria, related to granting a concession, together or separately, create a troubled debt restructure:

•	A modification of terms of a debt such as one or a combination of:
•	The reduction of the stated interest rate.
•	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.
•	The reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.
•	The reduction of accrued interest.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

•	A transfer from the borrower to the Company of receivables from third parties, real estate, other assets, or an equity position in the borrower to fully or partially satisfy a loan.

Allowance for loan losses

For all portfolio segments, the allowance for loan losses is an amount necessary to absorb known and inherent losses that are both probable and reasonably estimable and is established through a provision for loan losses charged to earnings. Loan losses, for all portfolio segments, are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

For all portfolio segments, the allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A discussion of the risk characteristics and the allowance for estimated losses on loans by each portfolio segment follows:

For commercial loans, the Company focuses on small and mid-sized businesses that have annual revenues below $5,000,000 with primary operations as wholesalers, manufacturers, building contractors, business services companies, and retailers. The Company provides a wide range of commercial loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. The Company also originates commercial loans through Bankers Health Group (BHG). BHG specializes in loans to healthcare professionals of all specialties throughout the United States. The loans for BHG are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house. Approval is generally based on the following factors:

•	Ability and stability of current management of the borrower;
•	Stable earnings with positive financial trends;
•	Sufficient cash flow to support debt repayment;
•	Earnings projections based on reasonable assumptions;
•	Financial strength of the industry and business; and
•	Value and marketability of collateral.

Collateral for commercial loans generally includes accounts receivable, inventory, and equipment. The lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash. The lending policy specifies maximum term limits for commercial loans. For term loans, the maximum term is 5 years. Generally, term loans range from 3 to 5 years. For lines of credit, the maximum term is 365 days. In addition, the Company often takes personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

Non-residential real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those standards and processes specific to real estate loans. Collateral for non-residential real estate loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The lending policy specifies maximum loan-to-value limits based on the category of non-residential real estate (non-residential real estate loans on improved property, raw land, land development, and commercial

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

construction). These limits are the same limits established by regulatory authorities. The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. In addition, the Company often takes personal guarantees to help assure repayment.

Some of the non-residential loans that the Company originates finance the construction of residential dwellings and land development loans. These loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. For land development, the loans generally can be made with a maximum loan to value ratio of 70% and maximum term up to 10 years. Additionally, the Company will underwrite commercial construction loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent loan upon completion. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent state certified general real estate appraiser. Periodic inspections are required of the property during the term of the construction loan for both residential and commercial construction loans.

In addition, management tracks the level of owner-occupied real estate loans versus non-owner occupied loans. Owner occupied loans are generally considered to have less risk. As of December 31, 2010, the Company was below its policy limit for this type of loan which is 250% of total risk-based capital. Additionally, the Company’s lending policy limits non-residential lending to 300% of total risk-based capital. The Company was in compliance with this policy limit as well as of December 31, 2010. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines.

In some instances for all loans, it may be appropriate to originate or purchase loans that are exceptions to the guidelines and limits established within the lending policy described above and below. In general, exceptions to the lending policy do not significantly deviate from the guidelines and limits established within the lending policy and, if there are exceptions, they are clearly noted as such and specifically identified in loan approval documents.

For commercial and non-residential real estate loans, the allowance for estimated losses on loans consists of specific and general components. For loans that are considered impaired as defined below, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

For commercial loans and non-residential real estate loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and non-residential loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

over the most recent eight quarters with heavier weighting given to the most recent quarters. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following:

•	Levels of and trends in delinquencies and impaired loans
•	Levels of and trends in charge-offs and recoveries
•	Trends in volume and terms of loans
•	Effects of any changes in risk selection and underwriting standards
•	Other changes in lending policies, procedures and practices
•	Experience, ability and depth of lending management and other relevant staff
•	National and local economic trends and conditions
•	Industry conditions
•	Effects of changes in credit concentrations

Beginning in 2010, the Company hired an independent firm to perform a loan review annually to validate the risk ratings on selected loans. Additionally, the review includes an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. They also perform a documentation review on selected loans to ensure the credit is properly documented and closed in accordance with approval authorities and conditions.

Generally, the Company’s one-to-four family real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the Company to resell loans in the secondary market. The Company structures most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios. The lending policy establishes minimum appraisal and other credit guidelines. The Company also participates with the USDA Rural Development Company to offer loans to qualifying customers. Loans are granted up to 100% of appraised value and the USDA guarantees up to 90% of the loan. These loans require no down payment but are subject to maximum income limitations.

The Company also originates loans for multi-family dwellings. These loans follow underwriting requirements similar to commercial loans, in addition to those standards and processes specific to real estate loans. Collateral for multi-family real estate loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The lending policy specifies maximum loan-to-value limits based on the type of property. The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. Additionally, the Company often takes personal guarantees to help assure repayment.

The Company provides many types of installment and other consumer loans including motor vehicle, home improvement, share loans, personal unsecured loans, home equity, and small personal credit lines. The lending policy addresses specific credit guidelines by consumer loan type. Unsecured loans generally have a maximum borrowing limit of $25,000 and a maximum term of four years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s credit-worthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

The Company purchases auto loan participations from regulated financial institutions. These types of loans are primarily low balance individual auto loans. The Company reviews the loans at least three days prior to the purchase. Any specific loan can be refused within thirty days of the sale of any given loan pool.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

For residential real estate loans, multi-family, consumer direct loans (e.g. installment, in-house auto, other consumer loans, etc.) and purchased auto loans, the allowance for estimated losses on loans consists of a specific and general component. The specific component is evaluated for only loans that are classified as impaired which is any loan over 90 days past due. Impairment on these is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For large groups of smaller balance homogenous loans that are under 90 days past due, they are collectively evaluated for impairment. To determine the general component, the Company applies quantitative factors based on historical charge-off experience in total for each segment. Additionally, the historical loss factors are adjusted based on qualitative factors determined by the Company which impact each segment.

For residential real estate, multi-family loans, consumer direct loans and purchased auto loans, individual loans are not risk ranked individually. They are only classified when the borrower is 90 days or more past due or if the borrower has another loan with the Company and that loan is over 90 days past due then the entire relationship is classified as sub-standard and all loans are evaluated for impairment.

Troubled debt restructures are considered impaired loans and are subject to the same allowance methodology as described above for impaired loans by portfolio segment.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Foreclosed real estate

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has no uncertain tax positions for which a liability has been recorded. The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2006 and the years prior.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Employee stock ownership plan

The Bank has an employee stock ownership plan (ESOP) covering substantially all employees. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheets as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of stockholders’ equity.

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

Fair value measurements

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

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Earnings (loss) per share

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

	Years ended December 31,
	2010	2009
Net (loss) income available to common stockholders	$(506,569)	$236,686

Basic potential common shares:
Weighted average shares outstanding	2,120,907	2,122,827
Weighted average unallocated Employee Stock Ownership Plan shares	(48,519)	(53,607)
Weighted average unvested MRP shares	(20,351)	(27,940)

Basic weighted average shares outstanding	2,052,037	2,041,280
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares*	-	14,892
Weighted average RRP options outstanding *	-	-

Dilutive weighted average shares outstanding	2,052,037	2,056,172

Basic (loss) earnings per share	$(0.25)	$0.12

Diluted (loss) earnings per share	$(0.25)	$0.12

* The effect of share options for both years and the unrecognized share compensation for 2010 were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Segment reporting

The Company views the Bank as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. The Company approaches the Bank as one business enterprise which operates in a single economic environment since the products and services, types of customers and regulatory environment all have similar characteristics.

Reclassification

Some items in the prior year financial statements were reclassified to conform to the current presentation with no impact on previously reported net income, assets or stockholders’ equity.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting guidance related to Level 1 and 2 measurements did not have a material impact on the Company’s consolidated financial statements. The adoption of this guidance related to Level 3 measurements is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).” The guidance significantly expanded the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this accounting guidance significantly expanded existing disclosure requirements but did not and will not have an impact on the Company’s financial position, results of operations and cash flows.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01, temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Note 2. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to $250,000.

Note 3. Investment Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
Held to Maturity
Mortgage-backed securities	$18	$-	$-	$18

Available for Sale
U.S. agency securities	$5,510,013	$58,517	$-	$5,568,530
Mortgage-backed securities	26,140,769	819,903	66,500	26,894,172

	$31,650,782	$878,420	$66,500	$32,462,702

December 31, 2009:
Held to Maturity
Mortgage-backed securities	$721,101	$7,132	$4,820	$723,413

Available for Sale
U.S. agency securities	$4,506,404	$65,854	$-	$4,572,258
Mortgage-backed securities	21,924,288	672,800	50,522	22,546,566

	$26,430,692	$738,654	$50,522	$27,118,824

At December 31, 2010 and 2009, securities with a carrying value of approximately $700,000 and $500,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3. Investment Securities (Continued)

The amortized cost and fair value at December 31, 2010, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$-	$-	$2,498,315	$2,510,350
Due after five years through ten years	-	-	3,011,698	3,058,180
Mortgage-backed securities	18	18	26,140,769	26,894,172

	$18	$18	$31,650,782	$32,462,702

Proceeds from the sale of securities were $1,570,860 in 2010 and $861,295 in 2009. There were $24,367 in gross realized gains in 2010 and $22,943 in 2009. Gross realized losses amounted to $24,789 for 2010 and $351 in 2009. The tax (benefit)/provision applicable to these net realized gains and losses amounted to ($143) and $7,681, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Securities Available for Sale
Mortgage-backed securities	$6,506,639	$66,500	$-	$-	$6,506,639	$66,500

December 31, 2009
Securities Held to Maturity
Mortgage-backed securities	$-	$-	$359,176	$4,820	$359,176	$4,820

Securities Available for Sale
Mortgage-backed securities	$3,554,876	$50,111	$18,210	$411	$3,573,086	$50,522

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3. Investment Securities (Continued)

At December 31, 2010, 4 securities had unrealized losses with aggregate depreciation of 1.01% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2010.

Note 4. Loans and Allowance for Credit Losses

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This new accounting guidance under ASC 310, Receivables, requires disclosure of additional information about the credit quality of an entity’s financing receivables and the allowance for credit losses.

The new guidance only relates to financial statement disclosures and does not affect the Company’s financial condition or results of operations. The following disclosures and the policy disclosures in Note 1 incorporate the new guidance.

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	December 31,
	2010	2009
Mortgage loans:
One-to-four family residential loans	$90,986,542	$98,271,973
Multi-family residential loans	6,477,260	5,512,110

Total mortgage loans	97,463,802	103,784,083
Other loans:
Non-residential loans	22,000,554	26,860,427
Commercial loans	14,952,672	14,978,385
Consumer direct	978,816	1,575,254
Purchased auto	4,658,422	5,016,845

Total other loans	42,590,464	48,430,911

Gross loans	140,054,266	152,214,994
Less: Allowance for loan losses	(4,703,362)	(3,514,704)

Loans, net	$135,350,904	$148,700,290

During 2010, the Company purchased $2.0 million of auto loans from another regulated financial institution.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

Net (charge-offs) / recoveries, segregated by class of loans, were as follows:

	Years Ended December 31,
	2010	2009
One-to-four family	$(816,838)	$(333,165)
Multi-family	-	138,680
Non-residential	(952,268)	(773,521)
Commercial	(321,159)	-
Consumer direct	(11,839)	6,300
Purchased auto	(18,072)	(39,768)

	$(2,120,176)	$(1,001,474)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2010 and 2009:

December 31, 2010	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$2,059,483	$55,340	$1,192,853	$119,824	$17,983	$69,221	$3,514,704
Provision charged to income	1,182,572	50,719	1,639,292	428,194	18,772	(10,715)	3,308,834
Loans charged off	(820,305)	-	(952,268)	(321,159)	(14,634)	(33,293)	(2,141,659)
Recoveries of loans previously charged off	3,467	-	-	-	2,795	15,221	21,483

Balance at end of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,612,783	$-	$1,571,243	$32,779	$17,565	$-	$3,234,370
Loans collectively evaluated for impairment	812,434	106,059	308,634	194,080	7,351	40,434	1,468,992

Balance at end of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362

December 31, 2009
Balance at beginning of year	$504,263	$46,320	$875,713	$28,720	$51,548	$98,167	$1,604,731
Provision charged to income	1,888,385	(129,660)	1,090,661	91,104	(39,865)	10,822	2,911,447
Loans charged off	(368,184)	(9,215)	(773,521)	-	(1,640)	(49,668)	(1,202,228)
Recoveries of loans previously charged off	35,019	147,895	-	-	7,940	9,900	200,754

Balance at end of year	$2,059,483	$55,340	$1,192,853	$119,824	$17,983	$69,221	$3,514,704

Period-end amount allocated to:
Loans individually evaluated for impairment	$997,385	$-	$999,853	$-	$8,625	$-	$2,005,863
Loans collectively evaluated for impairment	1,062,098	55,340	193,000	119,824	9,358	69,221	1,508,841

Balance at end of year	$2,059,483	$55,340	$1,192,853	$119,824	$17,983	$69,221	$3,514,704

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 and 2009:

December 31, 2010	One-to-four Family	Multi-family	Nonresidential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$8,664,644	$562,135	$6,203,960	$259,394	$30,859	$-	$15,720,992
Loans collectively evaluated for impairment	82,321,898	5,915,125	15,796,594	14,693,278	947,957	4,658,422	124,333,274

Ending Balance	$90,986,542	$6,477,260	$22,000,554	$14,952,672	$978,816	$4,658,422	$140,054,266

December 31, 2009
Loans individually evaluated for impairment	$3,380,844	$-	$2,735,978	$-	$16,220	$10,241	$6,143,283
Loans collectively evaluated for impairment	94,891,129	5,512,110	24,124,449	14,978,385	1,559,034	5,006,604	146,071,711

Ending Balance	$98,271,973	$5,512,110	$26,860,427	$14,978,385	$1,575,254	$5,016,845	$152,214,994

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of December 31, 2010 and 2009:

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$8,664,644	$2,843,409	$5,821,235	$8,664,644	$1,612,783	$4,739,000
Multi-family	562,135	562,135	-	562,135	-	93,689
Non-residential	6,203,960	424,033	5,779,927	6,203,960	1,571,243	5,134,008
Commercial	259,394	192,109	67,285	259,394	32,779	250,205
Consumer direct	30,859	9,758	21,101	30,859	17,565	11,061
Purchased auto	-	-	-	-	-	3,981

	$15,720,992	$4,031,444	$11,689,548	$15,720,992	$3,234,370	$10,231,944

December 31, 2009
One-to-four family	$3,380,844	$30,388	$3,350,456	$3,380,844	$997,385	$2,779,378
Multi-family	-	-	-	-	-	-
Non-residential	2,735,978	562,000	2,173,978	2,735,978	999,853	911,233
Commercial	-	-	-	-	-	-
Consumer direct	16,220	-	16,220	16,220	8,625	7,188
Purchased auto	10,241	10,241	-	10,241	-	2,073

	$6,143,283	$602,629	$5,540,654	$6,143,283	$2,005,863	$3,699,872

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

For the year ended December 31, 2010, the Company recognized approximately $34,000 of interest income on impaired loans, additionally on a cash basis the Company recognized interest income of approximately $281,000 on impaired loans. For the year ended December 31, 2009, the Company recognized no interest income on impaired loans, additionally on a cash basis the Company recognized no interest income on impaired loans.

Of the $15.7 million of impaired loans, there are $4.8 million of loans whose terms have been modified in troubled debt restructurings as of December 31, 2010. There were no loans at December 31, 2009 that had been modified in troubled debt restructurings.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, by class of loans, as of December 31, 2010 and 2009:

December 31, 2010	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$4,023,022	$-
Multi-family	-	-
Non-residential	1,248,038	-
Commercial	19,882	-
Consumer direct	-	-
Purchased auto	-	-

	$5,290,942	$-

December 31, 2009	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,856,332	$73,367
Multi-family	-	-
Non-residential	2,019,631	174,912
Commercial	-	-
Consumer direct	4,883	-
Purchased auto	20,391	-

	$5,901,237	$248,279

The following table presents the aging of the recorded investment in loans, by class of loans, as of December 31, 2010:

December 31, 2010	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
One-to-four family	$4,083,411	$2,175,839	$4,023,022	$10,282,272	$80,704,270	$90,986,542	$-
Multi-family	562,135	-	-	562,135	5,915,125	6,477,260	-
Non-residential	1,134,028	183,456	1,248,038	2,565,522	19,435,032	22,000,554	-
Commercial	-	-	19,882	19,882	14,932,790	14,952,672	-
Consumer direct	18,282	-	-	18,282	960,534	978,816	-
Purchased auto	14,961	23,376	-	38,337	4,620,085	4,658,422	-

	$5,812,817	$2,382,671	$5,290,942	$13,486,430	$126,567,836	$140,054,266	$-

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. For commercial and non-residential real estate loans, the Company’s credit quality indicator is internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed annually, at a minimum, and on as needed basis depending on the specific circumstances of the loan.

For residential real estate loans, multi-family, consumer direct and purchased auto loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated regularly by the Company’s loan system for real estate loans, multi-family and consumer direct loans. The Company receives monthly reports on the delinquency status of the purchased auto loan portfolio from the servicing company.

The Company uses the following definitions for risk ratings:

•

Pass – loans classified as pass are of a higher quality and do not fit any of the other “rated” categories below (e.g. special mention, substandard or doubtful). The likelihood of loss is considered remote.

•

Special Mention – loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard – loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful – loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

•	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of December 31, 2010 and based on the most recent analysis performed, the risk category of loans by class is as follows:

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,376,464	$8,664,644	$-	$78,945,434
Multi-family	-	200,376	562,135	-	5,714,749
Non-residential	15,160,601	635,993	6,203,960	-	-
Commercial	10,730,612	3,962,666	259,394	-	-
Consumer direct	-	35,212	30,859	-	912,745
Purchased auto	-	-	-	-	4,658,422

Total	$25,891,213	$8,210,711	$15,720,992	$-	$90,231,350

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and companies in which these parties have a 10% or more beneficial ownership. In the opinion of management, these loans are made with substantially the same terms, including interest rate and collateral, as those prevailing for comparable transactions with other customers and do not involve more than the normal risk of collectability.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 5. Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $27,782,507 and $25,376,793 at December 31, 2010 and 2009, respectively.

Note 6. Accrued Interest Receivable

Accrued interest receivable at December 31, 2010 and 2009, are summarized as follows:

	2010	2009
U.S. agency securities	$32,514	$67,707
Mortgage-backed securities	106,761	92,110
Loans	612,494	729,745

	$751,769	$889,562

Note 7. Premises and Equipment

Premises and equipment at December 31, 2010 and 2009, are summarized as follows:

	2010	2009
Cost:
Land	$1,966,899	$1,966,899
Buildings	6,688,463	6,688,463
Furniture and equipment	1,505,376	1,493,281

	10,160,738	10,148,643
Less: Accumulated depreciation	3,115,958	2,866,408

	$7,044,780	$7,282,235

Note 8. Deposits

Deposits at December 31, 2010 and 2009 are summarized as follows:

	2010		2009
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$3,536,364	2.07%	$3,141,577	1.78%

Interest bearing checking	10,220,047	5.98%	9,852,355	5.60%
Money market	21,874,868	12.80%	24,134,068	13.71%
Passbook savings	12,908,789	7.56%	11,245,448	6.39%
Certificates of deposit	122,291,386	71.59%	127,635,804	72.52%

Interest bearing	167,295,090	97.93%	172,867,675	98.22%

Total	$170,831,454	100.00%	$176,009,252	100.00%

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 8. Deposits (Continued)

Interest expense on deposits for the years ended December 31, 2010 and 2009, is summarized as follows:

	December 31,
	2010	2009
Money market	$291,171	$312,542
Passbook savings	31,869	40,938
Certificates of deposit	3,079,435	4,347,011
Checking	29,980	38,114

	$3,432,455	$4,738,605

Deposits from directors, principal officers, and their immediate families at December 31, 2010 and 2009 were $1,381,462 and $2,919,671, respectively. The large decrease is a result of the exclusion of related party funds due to the retirement of our former CEO in May of 2010.

The aggregate amount of public deposits at December 31, 2010 and 2009 were $7,775,639 and $7,134,094, respectively.

The aggregate amount of jumbo certificates of deposit within a minimum denomination of $100,000 was approximately $53,120,000 and $43,028,000 at December 31, 2010 and 2009, respectively.

At December 31, 2010, scheduled maturities of certificates of deposit are as follows:

2011	$52,456,450
2012	22,519,391
2013	27,179,431
2014	14,521,427
2015	5,614,687

$122,291,386

The Company held brokered deposits of approximately $10,354,000 and $21,151,000 at December 31, 2010 and 2009, respectively. The broker receives a fee from the Company for the brokered deposits. Total fee expense of $19,807 and $26,269 were recognized for the years ended December 31, 2010 and 2009, respectively.

Note 9. Borrowings

Our borrowings consist of open line advances from the Federal Home Loan Bank of Chicago and Federal Funds purchased from Bankers Bank of Wisconsin. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2010, we had the ability to borrow an additional $46.9 million from the FHLBC, based on 20 times the value of the Bank’s FHLBC stock, less outstanding advances. In addition, as of December 31, 2010, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were no Federal Home Loan Bank advances and no Federal Funds purchased outstanding at December 31, 2010 and 2009.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2010, 5,088 shares, with an average fair value of $7.70 per share were committed to be released, resulting in ESOP compensation expense of $39,159, as compared to 5,087 shares, with an average fair value of $9.28 per share, resulting in ESOP compensation expense of $47,209 for 2009.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2010 and 2009, respectively, 28,246 shares at a fair value of $5.25, and 24,117 shares at a fair value of $9.45, have been classified as mezzanine capital.

	December 31,
	2010	2009
Shares allocated	30,526	25,438
Shares withdrawn from the plan	(2,280)	(1,321)
Unallocated shares	45,788	50,876

Total ESOP shares	74,034	74,993

Fair value of unallocated shares	$240,387	$480,778

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

The Ottawa Savings Bank Defined Benefit Plan was established on April 1, 2007 as a single employer plan to facilitate the distribution of plan assets received from the Financial Institutions Retirement Fund. There were no expenses recorded for the year ended December 31, 2010. Expenses of $80,000 were recorded for the year ended December 31, 2009 in anticipation of additional funding and termination requirements. The Ottawa Savings Bank Defined Benefit Plan was terminated on September 30, 2008. The distribution of vested benefits and payment of fees associated with the termination was completed during the fourth quarter of 2009 resulting in an excess accrual of approximately $398,000, which was included in the statement of operations as a reduction of compensation expense for the period ending December 31, 2009.

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent ratably over the remaining years to the date when the executive is first eligible for benefits. The SERP compensation charged to expense totaled $98,250 and $131,900 for the years ended December 31, 2010 and 2009, respectively. The decrease in expense is due to the former CEO reaching the benefit eligibility date in May of 2010.

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation to the plan subject to certain limits based on federal tax laws. The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Employer contributions vest to the employee ratably over a five-year period. Employer contribution expense was $60,998 for 2010 and $67,986 for 2009.

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2010 and 2009 were $58,152 and $62,604, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $893,090 and $847,819 as of December 31, 2010 and 2009, respectively.

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation

	December 31,
	2010	2009
Number of participants:
Retirees	3	3
Active employees - fully eligible	-	1
Active employees - not yet eligible	4	4

Total	7	8

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Obligations and funded status:

	Year ended December 31,
	2010	2009
Change in benefit obligation	(Amounts in thousands)
Benefit obligation at beginning of year	$254	$192
Service cost	6	4
Interest cost	14	12
Actuarial (gain) loss	(60)	50
Benefits paid	(4)	(4)

Benefit obligation at end of year	210	254

Change in plan assets
Employer contributions	4	4
Benefits paid	(4)	(4)

Fair value of plan assets at year end	-	-

Funded status	(210)	(254)
Actuarial (gain)	(212)	(166)

Net amount recognized	$(422)	$(420)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2010	2009
Accumulated post-retirement benefit obligation:
Retirees	$(59,245)	$(38,541)
Active employees - fully eligible	-	(62,230)
Active employees - not yet eligible	(150,998)	(152,819)

Total	(210,243)	(253,590)
Plan assets at fair value	-	-
Funded status	(210,243)	(253,590)
Actuarial (gain)	(212,277)	(166,032)

(Accrued) cost included in other liabilities	$(422,520)	$(419,622)

Components of Net Periodic Benefit Cost:

	December 31,
	2010	2009
Service cost	$5,630	$4,091
Interest cost	14,345	12,343
Amortization net gain	(12,841)	(14,021)

Net cost	$7,134	$2,413

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Weighted average assumptions used to determine net periodic benefit cost:

	December 31,
	2010	2009
Discount rate	5.25%	5.75%
Expected long-term return on plan assets	-	-
Rate of compensation increase	-	-

Assumed health care cost trend rates:

	December 31,
	2010	2009
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2015	2014

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$3	$(3)
Effect on post-retirement benefit obligation	$35	$(29)

Cash Flows:

Contributions: The Bank expects to contribute $4,900 to its post-retirement benefit plan in 2011.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	Other Benefits
(Amounts in thousands)
2011	$5
2012	9
2013	9
2014	9
2015	11
2016-2020	66

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11. Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, 43,608 shares were purchased by the Company in November 2006, at an average cost of $13.46 per share. These shares vest in equal installments over a five year period, with ownership of the shares transferring to the recipient upon vesting. The unamortized cost of shares not yet vested of $168,639 and $267,336 at December 31, 2010 and 2009, respectively, are reported as reductions of stockholders’ equity.

A summary of the status of the MRP stock awards is as follows:

Year ending December 31, 2010	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	16,576	$13.09
Granted	3,489	6.00
Vested and transferred to recipients	(5,667)	13.19
Forfeited	(4,362)	13.46

Outstanding and non-vested at end of year	10,036	$10.40

Year ending December 31, 2009	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	24,423	$13.14
Granted	-	-
Vested and transferred to recipients	(7,847)	13.26
Forfeited	-	-

Outstanding and non-vested at end of year	16,576	$13.09

The total compensation cost at December 31, 2010, related to non-vested shares not yet recognized was approximately $98,000 with an average expense recognition period of 1.5 years. The Company recognized compensation expense of approximately $72,700 and $104,100, and a deferred tax asset of approximately $8,000 for each of the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, 10,036 shares remain non-vested and are expected to be exercisable in accordance with their original terms.

Stock option plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of stock options to directors, officers and employees. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, on November 21, 2006, the Company granted stock options to purchase 92,666 shares of the Company’s common stock, at an exercise price of $12.35 per share. Under the same plan, the Company granted stock options to purchase 5,451 shares of the Company’s common stock, at an exercise price of $9.90 per share on December 21, 2008, and the Company granted stock options to purchase 8,722 shares of the Company’s common stock, at an exercise price of $6.00 per share on November 17, 2010. The options become exercisable in equal installments over a five year period from the grant date. The options expire ten years from the grant date.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11. Stock Compensation (Continued)

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. The fair value of the options granted on November 17, 2010 was estimated at the grant date using the Black-Scholes model and the following assumptions:

Black-Scholes assumptions at November 17, 2010
Dividend rate	0.83%
Risk-free interest rate	2.16%
Expected time to exercise	7 years
Volatility	43.10%

A summary of the status of the outstanding RRP stock options is as follows:

Year ended December 31, 2010	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	98,117	$12.21	7.01 years	$-

Granted	8,722	6.00	9.89 years
Exercised	-	-
Forfeited	(27,255)	12.35	5.90 years

Outstanding at end of year	79,584	$11.48	6.48 years	$-

Exercisable at year end	54,500	$12.25	5.98 years	$-

Weighted average fair value per option granted during the year		$2.59

Year ended December 31, 2009	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	98,117	$12.21	8.01 years	$-

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at end of year	98,117	$12.21	7.01 years	$-

Exercisable at year end	56,683	$12.30	6.94 years	$-

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11. Stock Compensation (Continued)

A summary of the vesting status of the RRP stock options at December 31, 2010 is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Non-vested at beginning of year	41,434	$12.09
Granted	8,722	6.00
Vested	(14,170)	12.16
Forfeited	(27,255)	12.35

Non-vested at end of year	8,731	$9.82

The total compensation cost at December 31, 2010, related to non-vested options not yet recognized was approximately $73,500 with an average expense recognition period of 1.8 years. The Company recognized compensation expense of approximately $46,000 and $64,000, and a deferred tax asset of approximately $4,800 for each of the years ended December 31, 2010 and 2009, respectively.

Note 12. Income Taxes

The Company and Bank file a consolidated federal income tax return on a calendar year basis.

Income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2010	2009
Federal:
Current	$155,150	$817,843
Deferred	(435,039)	(718,629)

	(279,889)	99,214

State:
Current	29,338	458
Deferred	(103,737)	(5,713)

	(74,399)	(5,255)

	$(354,288)	$93,959

The Company’s income tax expense (benefit) differed from the maximum statutory federal rate of 35% for the years ended December 31, 2010 and 2009, as follows:

	Years Ended December 31,
	2010	2009
Expected income taxes	$(301,300)	$115,726
Income tax effect of:
State taxes, net of federal tax benefit	(48,359)	(3,416)
Income taxed at lower rates	8,608	(3,306)
Other	(13,237)	(15,045)

	$(354,288)	$93,959

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 12. Income Taxes (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2010	2009
Deferred tax assets
Employee benefit plans	$677,730	$624,321
Allowance for loan losses	1,826,316	1,364,760
Other	170,532	146,721

	2,674,578	2,135,802

Deferred tax liabilities
Unrealized gain on securities available for sale	(276,053)	(233,965)

Net deferred tax asset	$2,398,525	$1,901,837

Retained earnings at December 31, 2010 include approximately $1,169,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $453,000 at December 31, 2010

Note 13. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes as of December 31, 2010 and 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the following table. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 13. Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented below:

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total Risk-Based Capital (to risk-weighted assets)	$19,889,413	17.17%	$9,269,423	8.00%	$11,586,779	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$18,400,881	15.88%	$4,634,711	4.00%	$6,952,067	6.00%
Tier I Leverage (to average assets)	$18,400,881	9.57%	$7,688,560	4.00%	$9,610,700	5.00%
Tangible Capital (to average assets)	$18,400,881	9.57%	$2,883,210	1.50%	N/A	N/A
December 31, 2009:
Total Risk-Based Capital (to risk-weighted assets)	$20,769,322	17.09%	$9,722,863	8.00%	$12,153,578	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$19,225,489	15.82%	$4,861,431	4.00%	$7,292,147	6.00%
Tier I Leverage (to average assets)	$19,225,489	9.70%	$7,928,412	4.00%	$9,910,515	5.00%
Tangible Capital (to average assets)	$19,225,489	9.70%	$2,973,155	1.50%	N/A	N/A

Note 14. Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse affect on the financial position of the Bank.

The Company’s mutual holding company waived its share of dividends declared by the Company amounting to $244,740 for both years ended December 31, 2010 and 2009.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 14. Commitments and Contingencies (Continued)

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Variable rate	Fixed rate	Total	Range of rates on fixed rate commitments
As of December 31, 2010:
Commitments to originate loans	$928,310	$5,110,650	$6,038,960	4.25%-6.75%
Unfunded commitments on construction loans	51,677	126,630	178,307	5.75%
Unfunded commitments under lines of credit	10,229,357	-	10,229,357	-

	11,209,344	5,237,280	16,446,624
Standby letters of credit	422,960	-	422,960	-

	$11,632,304	$5,237,280	$16,869,584

As of December 31, 2009:
Commitments to originate loans	$667,277	$126,100	$793,377	6.75%-7.25%
Unfunded commitments on construction loans	151,524	-	151,524	-
Unfunded commitments under lines of credit	10,672,797	-	10,672,797	-

	11,491,598	126,100	11,617,698
Standby letters of credit	501,874	-	501,874	-

	$11,993,472	$126,100	$12,119,572

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet obligations.

The Company does not engage in the use of interest rate swaps or futures, forwards or option contracts.

Note 15. Fair Values Measurements and Disclosures

FASB ASC Topic 810, Fair Value Measurements and Disclosures, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is not adjusted for transaction costs. This guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 15. Fair Values Measurements (continued)

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

Foreclosed Assets

Foreclosed assets consisting of foreclosed real estate and repossessed assets, are adjusted to fair value less estimated costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as non-recurring Level 3.

Impaired Loans

Impaired loans are evaluated and adjusted to the lower of carrying value or fair value less estimated costs to sell at the time the loan is identified as impaired. Impaired loans are carried at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. During 2010, management reassessed the valuation methods for impaired loans, and due to the volatility in the market and the subjectivity that goes into the valuation process, specifically the discounts on appraisals, management determined that it was appropriate to reclassify certain impaired loans from Level 2 into Level 3.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 15. Fair Values Measurements (continued)

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during 2010.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009.

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$-	$5,568,530	$-	$5,568,530
Mortgage-backed securities available for sale	-	26,894,172	-	26,894,172

	$-	$32,462,702	$-	$32,462,702

December 31, 2009	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$-	$4,572,258	$-	$4,572,258
Mortgage-backed securities available for sale	-	22,546,566	-	22,546,566

	$-	$27,118,824	$-	$27,118,824

The tables below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 and December 31, 2009.

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$1,266,121	$96,029	$1,362,150
Impaired loans, net	-	7,073,738	5,412,984	12,486,722

December 31, 2009	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$854,309	$-	$854,309
Impaired loans, net	-	4,137,420	-	4,137,420

Note 16. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Federal Funds Sold: The carrying amounts reported in the balance sheets for federal funds sold approximate fair values.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 16. Fair Values of Financial Instruments (continued)

Securities: The Company obtains fair value measurements of available for sale and held to maturity securities from an independent pricing service. See Note 15 - Fair Value Measurement and Disclosure for further detail on how fair values of marketable securities are determined. The carrying value of non-marketable equity securities approximates fair value.

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2010 and 2009, the fair values of the commitments are immaterial in nature.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 16. Fair Values of Financial Instruments (Continued)

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$4,378,835	$4,378,835	$2,972,792	$2,972,792
Federal funds sold	5,016,000	5,016,000	3,917,000	3,917,000
Securities	34,997,672	34,997,672	30,374,877	30,377,189
Accrued interest receivable	751,769	751,769	889,562	889,562
Loans	135,350,904	142,074,000	148,700,290	154,333,000
Mortgage servicing rights	183,365	183,365	164,649	164,649

Financial Liabilities:
Deposits	170,831,454	174,933,000	176,009,252	178,964,000
Accrued interest payable	51,750	51,750	144,246	144,246

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 17. Condensed Parent Only Financial Statements

	December 31,
	2010	2009
Statements of financial condition
Assets:
Interest bearing deposits	$347,616	$502,306
Other assets	862	-
Equity in net assets of Ottawa Savings Bank	20,965,430	21,209,779
ESOP note receivable	520,986	563,231

Total assets	$21,834,894	$22,275,316

Liabilities and stockholders’ equity:
Liabilities	$-	$-

Redeemable common stock in ESOP plan	148,292	227,906

Stockholders’ Equity	21,686,602	22,047,410

Total liabilities and stockholders’ equity	$21,834,894	$22,275,316

	December 31,
	2010	2009
Statements of operations
Equity in net (loss) income of subsidiary	$(483,467)	$247,470
Interest income	35,291	37,713

Operating (loss) income	(448,176)	285,183
Other expenses	62,672	66,741

(Loss) income before income tax (benefit)	(510,848)	218,442
Income tax (benefit)	(4,279)	(18,244)

Net (loss) income	$(506,569)	$236,686

	December 31,
Statements of cash flows	2010	2009
Operating activities:
Net (loss) income	$(506,569)	$236,686
Adjustments to reconcile net income to net cash used in operating activities:
Increase in other assets	(862)	-
Receipts (distributions) in excess of net (loss) income of subsidiary	483,467	(247,470)

Net cash used in operating activities	(23,964)	(10,784)

Investing activities:
Dividends received from subsidiary	-	500,000
Payments received on ESOP note receivable	42,245	39,761

Net cash provided by investing activities	42,245	539,761

Financing activities:
Cash dividends paid	(164,907)	(167,575)
Purchase of treasury stock	(8,064)	(18,734)

Net cash used in financing activities	(172,971)	(186,309)

Net (decrease) increase in cash and cash equivalents	(154,690)	342,668
Cash and cash equivalents:
Beginning of period	502,306	159,638

End of period	$347,616	$502,306

Supplemental Schedule of Noncash Investing and Financing Activities
(Asset) liability due to the recording of ESOP put options	$(79,614)	$56,636

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.

Date: March 30, 2011	By:	/s/ JON L. KRANOV
Jon L. Kranov
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON L. KRANOV Jon L. Kranov	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2011

/s/ MARC N. KINGRY Marc N. Kingry	Chief Financial Officer (principal accounting and financial officer)	March 30, 2011

/s/ JAMES A. FERRERO James A. Ferrero	Director	March 30, 2011

/s/ KEITH JOHNSON Keith Johnson	Director	March 30, 2011

/s/ ARTHUR C. MUELLER Arthur C. Mueller	Director	March 30, 2011

/s/ DANIEL J. REYNOLDS Daniel J. Reynolds	Director	March 30, 2011

S-1