Form 10-Q
period 2011-03-31
Ottawa Savings Bancorp, Inc.
filed 2011-05-12
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2011
Common Stock, $0.01 par value	2,119,673

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2011

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(Unaudited)

	March 31, 2011	December 31, 2010

Assets
Cash and due from banks	$2,136,748	$1,604,000
Interest bearing deposits	4,220,993	2,774,835

Total cash and cash equivalents	6,357,741	4,378,835
Federal funds sold	5,313,000	5,016,000
Securities held to maturity (fair value of $17 and $18 at March 31, 2011 and December 31, 2010, respectively)	17	18
Securities available for sale	30,355,696	32,462,702
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $4,792,491 and $4,703,362 at March 31, 2011 and December 31, 2010, respectively	132,797,170	135,350,904
Premises and equipment, net	6,983,930	7,044,780
Accrued interest receivable	728,450	751,769
Foreclosed real estate	844,088	1,333,766
Deferred tax asset	2,467,566	2,398,525
Cash value of life insurance	1,532,029	1,523,690
Prepaid FDIC premiums	565,204	656,646
Other assets	1,451,242	1,674,233

Total assets	$191,931,085	$195,126,820

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$3,880,093	$3,536,364
Interest bearing	163,493,376	167,295,090

Total deposits	167,373,469	170,831,454
Accrued interest payable	36,469	51,750
Other liabilities	2,495,452	2,408,722

Total liabilities	169,905,390	173,291,926

Commitments and contingencies
Redeemable common stock held by ESOP plan	243,523	148,292

Stockholders’ Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,742,259	8,734,122
Retained earnings	14,544,267	14,374,230
Unallocated ESOP shares	(445,165)	(457,884)
Unearned management recognition plan shares	(149,101)	(168,639)
Accumulated other comprehensive income	516,237	535,867

	23,230,746	23,039,945
Less:
Treasury shares, at cost, 105,238 shares	(1,205,051)	(1,205,051)
Maximum cash obligation related to ESOP shares	(243,523)	(148,292)

Total stockholders’ equity	21,782,172	21,686,602

Total liabilities and stockholders’ equity	$191,931,085	$195,126,820

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income:
Interest and fees on loans	$1,954,453	$2,185,413
Securities:
Mortgage-backed and related securities	233,003	249,675
U.S. agency securities	27,427	59,807
Dividends on non-marketable equity securities	592	—
Interest-bearing deposits	1,108	2,515

Total interest and dividend income	2,216,583	2,497,410

Interest expense:
Deposits	686,254	940,189

Total interest expense	686,254	940,189

Net interest income	1,530,329	1,557,221
Provision for loan losses	388,260	247,500

Net interest income after provision for loan losses	1,142,069	1,309,721

Other income:
Gain on sale and call of securities	1,335	1,562
Gain on sale of loans	7,471	8,732
Gain on sale of foreclosed real estate	22,852	—
Origination of mortgage servicing rights, net of amortization	(1,952)	1,363
Customer service fees	68,136	66,663
Income on bank owned life insurance	8,339	5,869
Other	21,804	12,435

Total other income	127,985	96,624

Other expenses:
Salaries and employee benefits	397,148	431,721
Directors fees	21,000	21,009
Occupancy	119,704	125,618
Deposit insurance premium	95,817	72,184
Legal and professional services	61,633	61,508
Data processing	75,457	68,566
Expenses on foreclosed real estate	28,333	23,522
Loss on sale of foreclosed real estate	—	54,062
Loss on sale of reposessed assets	11,798	193
Other	131,354	114,334

Total other expenses	942,244	972,717

Income before income taxes	327,810	433,628
Income tax expense	115,263	158,190

Net income	$212,547	$275,438

Basic earnings per share	$0.10	$0.13

Diluted earnings per share	$0.10	$0.13

Dividends per share	$0.05	$0.05

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Comprehensive income:
Net income	$212,547	$275,438
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale arising during period, net of income taxes	(18,749)	6,287
Reclassification adjustment for gains included in net income, net of tax expense	(881)	(1,031)

Comprehensive income	$192,917	$280,694

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net income	$212,547	$275,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,850	64,988
Provision for loan losses	388,260	247,500
Provision for deferred income taxes	(58,928)	(11,652)
Net amortization of premiums and discounts on securities	76,849	11,512
Gain on sale of available for sale securities	(1,335)	(1,562)
Origination of mortgage loans held for sale	(495,830)	(724,300)
Proceeds from sale of mortgage loans held for sale	503,301	733,032
Gain on sale of loans, net	(7,471)	(8,732)
Origination of mortgage servicing rights, net of amortization	1,952	(1,363)
Amortization of prepaid FDIC insurance premiums	91,442	62,558
(Gain) loss on sale of foreclosed real estate	(22,852)	54,062
Loss on sale of repossessed assets	11,798	193
ESOP compensation expense	8,183	10,327
MRP compensation expense	19,538	25,765
Compensation expense on RRP options granted	12,673	15,953
Increase in cash surrender value of life insurance	(8,339)	(5,870)
Change in assets and liabilities:
Decrease in accrued interest receivable	23,319	90,130
Decrease in other assets	204,655	50,177
Increase in accrued interest payable and other liabilities	32,385	178,134

Net cash provided by operating activities	1,052,997	1,066,290

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(2,179,687)	(12,116,677)
Sales, calls, maturities and paydowns	4,181,436	4,348,952
Securities held to maturity:
Paydowns and sales	1	625,008
Net decrease in loans	2,541,237	3,101,593
Net increase in federal funds sold	(297,000)	(4,386,000)
Proceeds from sale of foreclosed real estate	163,831	66,163
Proceeds from sale of repossessed assets	16,586	11,735

Net cash provided by (used in) investing activities	4,426,404	(8,349,226)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(3,457,985)	7,991,158
Cash dividends paid	(42,510)	(42,322)

Net cash (used in) provided by financing activities	(3,500,495)	7,948,836

Net increase in cash and cash equivalents	1,978,906	665,900
Cash and cash equivalents:
Beginning	4,378,835	2,972,792

Ending	$6,357,741	$3,638,692

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

(Unaudited)

(Continued)

	2011	2010
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$701,535	$979,245
Income taxes, net of refunds received	(274)	186,488
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	219,432	392,445
Other assets acquired in settlement of loans	12,000	4,428
Sale of foreclosed real estate through loan origination	607,195	322,500
Increase (decrease) in liability arising from ESOP put option	95,231	(14,638)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $191.9 million at March 31, 2011 and is head quartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of March 31, 2011, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.7% of the Company’s common shares outstanding.

The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2010. Certain amounts in the accompanying financial statements and footnotes for 2010 have been reclassified with no effect on net income or stockholders’ equity to be consistent with the 2011 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2011, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Allowance for Loan Losses. For all portfolio segments, the allowance for loan losses is an amount necessary to absorb known and inherent losses that are both probable and reasonably estimable through a provision for loan losses charged to earnings. Loan losses, for all portfolio segments, are charged against the allowance when management believes the uncollectability of a loan balance has been confirmed. Subsequent recoveries, if any, are credited to the allowance. For all portfolio segments, the allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review by portfolio segment of the collectability of the loans in light of historical experience over the most recent eight quarters with heavier weighting given to most recent quarters, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This actual loss experience is supplemented with other economic factors based on risks present for each portfolio segment. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

	Three Months ended March 31,
	2011	2010
Net income available to common stockholders	$212,547	$275,438

Basic potential common shares:
Weighted average shares outstanding	2,119,673	2,121,045
Weighted average unallocated ESOP shares	(45,350)	(50,438)
Weighted average unvested MRP shares	(10,036)	(20,939)

Basic weighted average shares outstanding	2,064,287	2,049,668
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	7,715	15,457
Weighted average RRP options outstanding **	—	—

Dilutive weighted average shares outstanding	2,072,002	2,065,125

Basic earnings per share	$0.10	$0.13

Diluted earnings per share	$0.10	$0.13

**	The effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

On July 11, 2005, the Company adopted an ESOP for the benefit of substantially all employees. Upon adoption of the ESOP, the ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At March 31, 2011, 29,518 shares at a fair value of $8.25 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	March 31, 2011	December 31, 2010
Shares allocated	31,798	30,526

Shares withdrawn from the plan	(2,280)	(2,280)
Unallocated shares	44,516	45,788

Total ESOP shares	74,034	74,034

Fair value of unallocated shares	$367,257	$240,387

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2011:
Held to Maturity
Residential mortgage-backed securities	$17	$—	$—	$17

Available for Sale
U.S. agency securities	$3,009,747	$41,973	$—	$3,051,720
Residential mortgage-backed securities	26,563,771	805,060	64,855	27,303,976

	$29,573,518	$847,033	$64,855	$30,355,696

December 31, 2010:
Held to Maturity
Residential mortgage-backed securities	$18	$—	$—	$18

Available for Sale
U.S. agency securities	$5,510,013	$58,517	$—	$5,568,530
Residential mortgage-backed securities	26,140,769	819,903	66,500	26,894,172

	$31,650,782	$878,420	$66,500	$32,462,702

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The amortized cost and fair value at March 31, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	3,009,747	3,051,720
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Residential mortgage-backed securities	17	17	26,563,771	27,303,976

	$17	$17	$29,573,518	$30,355,696

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011:
Securities Available for Sale
Residential mortgage-backed securities	$6,126,456	$64,855	$—	$—	$6,126,456	$64,855

December 31, 2010:
Securities Available for Sale
Residential mortgage-backed securities	$6,506,639	$66,500	$—	$—	$6,506,639	$66,500

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

At March 31, 2011, three securities had unrealized losses with an aggregate depreciation of 1.05% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell this security and it is not more likely than not the Company will be required to sell this security before recovery of the amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at March 31, 2011.

There were no proceeds from the sales of securities for the three months ended March 31, 2011 and $1.5 million for the three months ended March 31, 2010. There were no gross realized gains for the three months ended March 31, 2011 and $24,368 in gross realized gains for the three months ended March 31, 2010. There were no gross realized losses for the three months ended March 31, 2011 and $22,302 in gross realized losses for the three months ended March 31, 2010. The tax provision applicable to these net realized gains amounted to $0 and $531, respectively.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This new accounting guidance under FASB ASC 310, Receivables, requires disclosure of additional information about the credit quality of an entity’s financing receivables and the allowance for credit losses.

The new guidance only relates to financial statement disclosures and does not affect the Company’s financial condition or results of operations. The following disclosures incorporate the new guidance.

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	March 31, 2011	December 31, 2010

Mortgage loans:
One-to-four family residential loans	$89,433,877	$90,986,542
Multi-family residential loans	6,415,131	6,477,260

Total mortgage loans	95,849,008	97,463,802

Other loans:
Non-residential loans	22,072,673	22,000,554
Commercial loans	14,249,716	14,952,672
Consumer direct	854,934	978,816
Purchased auto	4,563,330	4,658,422

Total other loans	41,740,653	42,590,464

Gross loans	137,589,661	140,054,266
Less: Allowance for loan losses	(4,792,491)	(4,703,362)

Loans, net	$132,797,170	$135,350,904

Net (charge-offs) / recoveries, segregated by class of loans, were as follows:

	March 31, 2011	March 31, 2010
One-to-four family	$(263,784)	$(199,949)
Multi-family	—	—
Non-residential	(18,263)	(33,747)
Commercial	—	—
Consumer direct	(15,000)	1,039
Purchased auto	(2,084)	(3,688)

	$(299,131)	$(236,345)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
March 31, 2011
Balance at beginning of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362
Provision charged to income	59,698	(67,305)	453,783	(46,458)	2,201	(13,659)	388,260
Loans charged off	(263,784)	—	(18,263)	—	(15,000)	(3,697)	(300,744)
Recoveries of loans previously charged off	—	—	—	—	—	1,613	1,613

Balance at end of period	$2,221,131	$38,754	$2,315,397	$180,401	$12,117	$24,691	$4,792,491

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,355,953	$—	$2,041,121	$—	$3,225	$—	$3,400,299
Loans collectively evaluated for impairment	865,178	38,754	274,276	180,401	8,892	24,691	1,392,192

Balance at end of period	$2,221,131	$38,754	$2,315,397	$180,401	$12,117	$24,691	$4,792,491

	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
March 31, 2010
Balance at beginning of year	$2,059,483	$55,340	$1,192,853	$119,824	$17,983	$69,221	$3,514,704
Provision charged to income	176,896	2,575	(265,900)	341,054	(4,271)	(2,854)	247,500
Loans charged off	(199,949)	—	(33,747)	—	—	(12,138)	(245,834)
Recoveries of loans previously charged off	—	—	—	—	1,039	8,450	9,489

Balance at end of period	$2,036,430	$57,915	$893,206	$460,878	$14,751	$62,679	$3,525,859

Period-end amount allocated to:
Loans individually evaluated for impairment	$947,559	$—	$739,024	$320,883	$5,809	$—	$2,013,275
Loans collectively evaluated for impairment	1,088,871	57,915	154,182	139,995	8,942	62,679	1,512,584

Balance at end of period	$2,036,430	$57,915	$893,206	$460,878	$14,751	$62,679	$3,525,859

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and March 31, 2010:

	One-to-four Family	Multi-family	Nonresidential	Commercial	Consumer Direct	Purchased Auto	Total
March 31, 2011
Loans individually evaluated for impairment	$8,379,168	$562,001	$5,985,668	$199,626	$13,825	$—	$15,140,288
Loans collectively evaluated for impairment	81,054,709	5,853,130	16,087,005	14,050,090	841,109	4,563,330	122,449,373

Ending Balance	$89,433,877	$6,415,131	$22,072,673	$14,249,716	$854,934	$4,563,330	$137,589,661

	One-to-four Family	Multi-family	Nonresidential	Commercial	Consumer Direct	Purchased Auto	Total
March 31, 2010
Loans individually evaluated for impairment	$4,028,039	$—	$5,757,562	$320,883	$10,849	$—	$10,117,333
Loans collectively evaluated for impairment	92,445,911	5,546,161	18,326,002	16,640,875	1,417,327	4,309,074	138,685,350

Ending Balance	$96,473,950	$5,546,161	$24,083,564	$16,961,758	$1,428,176	$4,309,074	$148,802,683

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2011 and December 31, 2010:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31,2011
One-to-four family	$8,379,168	$3,417,489	$4,961,679	$8,379,168	$1,355,953	$8,713,382
Multi-family	562,001	562,001	—	562,001	—	562,046
Non-residential	5,985,668	854,120	5,131,548	5,985,668	2,041,121	6,081,617
Commercial	199,626	199,626	—	199,626	—	210,396
Consumer direct	13,825	—	13,825	13,825	3,225	39,960
Purchased auto	—	—	—	—	—	—

	$15,140,288	$5,033,236	$10,107,052	$15,140,288	$3,400,299	$15,607,401

December 31, 2010
One-to-four family	$8,664,644	$2,843,409	$5,821,235	$8,664,644	$1,612,783	$4,739,000
Multi-family	562,135	562,135	—	562,135	—	93,689
Non-residential	6,203,960	424,033	5,779,927	6,203,960	1,571,243	5,134,008
Commercial	259,394	192,109	67,285	259,394	32,779	250,205
Consumer direct	30,859	9,758	21,101	30,859	17,565	11,061
Purchased auto	—	—	—	—	—	3,981

	$15,720,992	$4,031,444	$11,689,548	$15,720,992	$3,234,370	$10,231,944

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

For the three months ended March 31, 2011, the Company recognized no interest income on impaired loans, additionally on a cash basis the Company recognized no interest income on impaired loans.

Of the $15.1 million of impaired loans at March 31, 2011, there are $4.9 million of loans whose terms have been modified in troubled debt restructurings. Four of these restructurings totaling $177,000 are performing in accordance with their modified terms and have been returned to accrual basis. The remaining loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being placed on accrual status. At December 31, 2010 there was $15.7 million of impaired loans, of which $4.8 million of loans had been modified in troubled debt restructurings.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, by class of loans, as of March 31, 2011 and December 31, 2010:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
March 31, 2011
One-to-four family	$6,676,537	$345,789
Multi-family	558,087	—
Non-residential	2,344,442	110,682
Commercial	192,109	—
Consumer direct	5,866	—
Purchased auto	—	—

	$9,777,041	$456,471

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
December 31, 2010
One-to-four family	$4,023,022	$—
Multi-family	—	—
Non-residential	1,248,038	—
Commercial	19,882	—
Consumer direct	—	—
Purchased auto	—	—

	$5,290,942	$—

The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2011 and December 31, 2010:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2011
One-to-four family	$2,554,147	$540,186	$4,269,265	$7,363,598	$82,070,279	$89,433,877
Multi-family	558,087	—	—	558,087	5,857,044	6,415,131
Non-residential	107,111	1,704,712	816,223	2,628,046	19,444,627	22,072,673
Commercial	1,600,000	—	192,109	1,792,109	12,457,607	14,249,716
Consumer direct	1,615	1,769	—	3,384	851,550	854,934
Purchased auto	—	—	—	—	4,563,330	4,563,330

	$4,820,960	$2,246,667	$5,277,597	$12,345,224	$125,244,437	$137,589,661

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2010
One-to-four family	$4,083,411	$2,175,839	$4,023,022	$10,282,272	$80,704,270	$90,986,542
Multi-family	562,135	—	—	562,135	5,915,125	6,477,260
Non-residential	1,134,028	183,456	1,248,038	2,565,522	19,435,032	22,000,554
Commercial	—	—	19,882	19,882	14,932,790	14,952,672
Consumer direct	18,282	—	—	18,282	960,534	978,816
Purchased auto	14,961	23,376	—	38,337	4,620,085	4,658,422

	$5,812,817	$2,382,671	$5,290,942	$13,486,430	$126,567,836	$140,054,266

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

•	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of March 31, 2011 and December 31, 2010, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated
March 31, 2011
One-to-four family	$—	$2,504,133	$8,379,168	$—	$78,550,576
Multi-family	—	—	562,001	—	5,853,130
Non-residential	15,514,243	572,762	5,985,668	—	—
Commercial	12,412,757	1,637,333	199,626	—	—
Consumer direct	—	5,538	13,825	—	835,571
Purchased auto	—	—	—	—	4,563,330

Total	$27,927,000	$4,719,766	$15,140,288	$—	$89,802,607

	Pass	Special Mention	Substandard	Doubtful	Not rated
December 31, 2010
One-to-four family	$—	$3,376,464	$8,664,644	$—	$78,945,434
Multi-family	—	200,376	562,135	—	5,714,749
Non-residential	15,160,601	635,993	6,203,960	—	—
Commercial	10,730,612	3,962,666	259,394	—	—
Consumer direct	—	35,212	30,859	—	912,745
Purchased auto	—	—	—	—	4,658,422

Total	$25,891,213	$8,210,711	$15,720,992	$—	$90,231,350

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense for the three months ended March 31, 2011 and 2010, was approximately $32,000 and $42,000, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. The decrease in stock-based compensation expense for the first quarter of 2011 was due to the forfeiture of options and shares as a result of the release agreement between the Company and its former CEO effective May 31, 2010. For the three months ended March 31, 2011 and 2010, the Company did not grant additional options or shares under the MRP.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In July 2010, the FASB issued ASU No. 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). The guidance significantly expanded the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this accounting guidance significantly expanded existing disclosure requirements but did not have an impact on the Company’s financial position, results of operations and cash flows.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU No. 2011-01, temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 will be effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on our consolidated financial position or results of operations.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 11 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the first quarter of 2011.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2011
U.S. agency securities available for sale	$—	$3,051,720	$—	$3,051,720
Residential mortgage-backed securities available for sale	—	27,303,976	—	27,303,976

	$—	$30,355,696	$—	$30,355,696

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2010
U.S. agency securities available for sale	$—	$5,568,530	$—	$5,568,530
Residential mortgage-backed securities available for sale	—	26,894,172	—	26,894,172

	$—	$32,462,702	$—	$32,462,702

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2011
Foreclosed assets	$—	$784,662	$71,426	$856,088
Impaired loans, net	—	7,946,870	3,793,119	11,739,989

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2010
Foreclosed assets	$—	$1,266,121	$96,029	$1,362,150
Impaired loans, net	—	7,073,738	5,412,984	12,486,722

The following information presents estimated fair value of the Company’s financial instruments as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$6,357,741	$6,357,741	$4,378,835	$4,378,835
Federal funds sold	5,313,000	5,313,000	5,016,000	5,016,000
Securities	32,890,648	32,890,648	34,997,654	34,997,654
Accrued interest receivable	728,450	728,450	751,769	751,769
Loans	132,797,170	133,231,000	135,350,904	142,074,000
Mortgage servicing rights	181,412	181,412	183,365	183,365

Financial Liabilities:
Deposits	167,373,469	166,038,000	170,831,454	174,933,000
Accrued interest payable	36,469	36,469	51,750	51,750

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of March 31, 2011 and December 31, 2010, the fair value of the commitments is immaterial in nature.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2011 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

The Bank is a community and customer-oriented savings bank. The Bank’s business has historically consisted of attracting deposits from the general public and using those funds to originate one-to-four family residential loans, consumer loans and other loans. The Bank completed its reorganization pursuant to its Plan of Conversion on July 11, 2005, upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank, and on that same date, converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to the Company. As part of the reorganization, the Company issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp MHC, a mutual holding company.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010

The Company’s total assets decreased $3.2 million, or 1.6%, to $191.9 million at March 31, 2011, from $195.1 million at December 31, 2010 due primarily to a decrease in loans caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure. Specifically, the decrease is the result of: a decrease in loans of $2.6 million; a decrease in premises and equipment of $61,000, due primarily to depreciation; a decrease in securities available for sale of $2.1 million due primarily to calls of instruments; a decrease in foreclosed real estate of $490,000, as properties were sold; a decrease in other assets of $223,000; a decrease to prepaid FDIC insurance premiums of $91,000; and a decrease in accrued interest receivable of $23,000. The decreases were partially offset by an increase in cash and cash equivalents of $2.0 million, an increase in federal funds sold of $297,000, and an increase in deferred tax assets of $69,000.

Cash and cash equivalents increased $2.0 million, or 45.2%, to $6.4 million at March 31, 2011 from $4.4 million at December 31, 2010 primarily as a result of cash provided by investing and operating activities slightly exceeding the cash used in financing activities.

Securities available for sale decreased $2.1 million, or 6.5%, to $30.4 million at March 31, 2011 from $32.5 million at December 31, 2010. The decrease was primarily the result of purchases of $2.2 million offset by $4.2 million in calls, maturities and pay-downs.

Loans, net of the allowance for loan losses, decreased $2.6 million, or 1.9%, to $132.8 million at March 31, 2011 from $135.4 million at December 31, 2010. The decrease in loans, net of the allowance for loan losses, was primarily due to normal attrition and pay-downs and principal reductions exceeding the level of originations during the first quarter of 2011, as well as an increase in the allowance for loan losses of $89,000. The Company is focusing its lending efforts on customers based primarily in its local market.

Foreclosed real estate decreased $490,000, or 36.7%, to $844,000 at March 31, 2011 from $1.3 million at December 31, 2010. The decrease was primarily due to the sale of six properties, offset by the addition of four properties acquired through loan foreclosures due to the continued stress the economic environment has placed on the Company’s customers.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions decreased $223,000, or 13.3%, to $1.5 million at March 31, 2011 from $1.7 million at December 31, 2010. The decrease in other assets was primarily due to the utilization of approximately $217,000 in income tax receivable at December 31, 2010 towards the taxes for the first quarter of 2011. The prepaid FDIC premiums decreased $91,000, or 13.9%, at March 31, 2011 as a result of the amortization of the prepaid FDIC premiums for the first quarter of 2011.

Total deposits decreased $3.5 million, or 2.0%, to $167.4 million at March 31, 2011 from $170.8 million at December 31, 2010. The decrease is primarily due to decreases in certificates of deposit of $5.1 million, which includes a decrease of $3.2 million related to the CDARS program, as the Company decided to focus on in-market deposits. Checking accounts, money market accounts and passbook savings accounts increased $1.7 million, or 3.4%, at March 31, 2011 from December 31, 2010 due primarily to customers moving funds into non-term products as they wait for a better rate environment.

Other liabilities increased $87,000, or 3.6%, to $2.5 million at March 31, 2011 from $2.4 million at December 31, 2010. The increase was primarily due to an increase in escrow payable of $190,000, offset by a decrease in accounts payable of $165,000. Additionally, other deferred balances increased during the quarter.

Equity increased $96,000, or 0.4%, to $21.8 million at March 31, 2011 from $21.7 million at December 31, 2010. The increase in equity is primarily related to net income of $213,000 offset by an increase of $95,000 in the maximum cash obligation related to ESOP shares.

The continuing state of economic uncertainty continues to affect our asset quality. We have witnessed a decrease in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, high unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company.

The Company’s nonperforming assets consist of non-accrual loans, foreclosed real estate and other repossessed assets. Loans are generally placed in non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; they may be placed in non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income.

The following table summarizes nonperforming assets at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(In Thousands)
Non-accrual:
One-to-four family	$6,677	$4,023
Multi-family	558	—
Non-residential real estate	2,344	1,248
Commercial	192	20
Consumer	6	—

Total non-accrual loans	9,777	5,291
Past due greater than 90 days and still accruing:
One-to-four family	346	—
Non-residential real estate	111	—

Total nonperforming loans	10,234	5,291
Foreclosed real estate	844	1,334
Other repossessed assets	12	28

Total nonperforming assets	$11,090	$6,653

The table below presents selected asset quality ratios at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
Allowance for loan losses as a percent of gross loans receivable	3.48%	3.35%
Allowance for loan losses as a percent of total nonperforming loans	46.82%	88.89%
Nonperforming loans as a percent of gross loans receivable	7.43%	3.77%
Nonperforming loans as a percent of total assets	5.33%	2.71%
Nonperforming assets as a percent of total assets	5.78%	3.40%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

General. Net income for the three months ended March 31, 2011 was $213,000 compared to net income of $275,000 for the three months ended March 31, 2010.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,954	$2,185	$(231)	(10.57	) %
Securities:
Residential mortgage-backed and related securities	233	250	(17)	(6.80)
U.S. agency securities	27	60	(33)	(55.00)
Dividends on non-marketable equity securities	1	—	1	100.00
Interest-bearing deposits	1	2	(1)	(50.00)

Total interest and dividend income	2,216	2,497	(281)	(11.25)

Interest expense:
Deposits	686	940	(254)	(27.02)

Total interest expense	686	940	(254)	(27.02)

Net interest income	$1,530	$1,557	$(27)	(1.73	) %

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

	Three Months Ended March 31,
	2011			2010
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$133,587	$1,954	5.85%	$148,430	$2,185	5.89%
Securities, net (2)	31,020	260	3.36%	31,238	310	3.97%
Non-marketable equity securities	2,535	1	0.16%	2,535	—	0.00%
Interest-bearing deposits	6,776	1	0.06%	9,996	2	8.00%

Total interest-earning assets	173,918	2,216	5.10%	192,199	2,497	5.20%
Interest-bearing liabilities
Money Market accounts	$21,022	$37	0.70%	$25,552	$105	1.64%
Passbook accounts	13,671	5	0.15%	11,581	10	0.34%
Certificates of Deposit accounts	118,162	640	2.17%	131,802	816	2.48%
Checking accounts	10,644	4	0.15%	9,815	9	0.37%

Total interest-bearing liabilities	163,499	686	1.68%	178,750	940	2.10%

NET INTEREST INCOME		$1,530			$1,557

NET INTEREST RATE SPREAD (3)			3.42%			3.10%

NET INTEREST MARGIN (4)			3.52%			3.24%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.37%			107.52%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2011 and 2010. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31, 2011 Compared to 2010 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(218)	$(13)	$(231)
Securities, net	(2)	(48)	(50)
Non-marketable equity securities	—	1	1
Interest-bearing deposits	—	(1)	(1)

Total interest-earning assets	$(220)	$(61)	$(281)

Interest expense on
Money Market accounts	$(8)	$(60)	$(68)
Passbook accounts	1	(6)	(5)
Certificates of Deposit accounts	(74)	(102)	(176)
Checking	—	(5)	(5)

Total interest-bearing liabilities	(81)	(173)	(254)

Change in net interest income	$(139)	$112	$(27)

Net interest income decreased $27,000, or 1.7%, to $1.5 million for the three months ended March 31, 2011 compared to $1.6 million for the three months ended March 31, 2010. Interest and dividend income decreased due to the decline in average interest earning assets of $18.3 million and the yield decreasing on interest earning assets from 5.20% to 5.10%. The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the first quarter of 2011. This decline in interest income was partially offset by a $254,000, or 27.0%, reduction in interest expense. The cost of funds declined 0.42 basis points or 20.0% for the first quarter of 2011 compared to the first quarter of 2010, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $15.3 million or 8.5%.

Provision for Loan Losses. Management recorded a loan loss provision of $388,000 for the three months ended March 31, 2011, compared to $248,000 for the three months ended March 31, 2010. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on its review at March 31, 2011, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$1	$2	$(1)	(50.00	) %
Gain on sale of loans	8	9	(1)	(11.11)
Gain on sale of foreclosed real estate	23	—	23	100.00
Origination of mortgage servicing rights, net of amortization	(2)	1	(3)	(300.00)
Customer service fees	68	67	1	1.49
Income on bank owned life insurance	8	6	2	33.33
Other	22	12	10	83.33

Total other income	$128	$97	$31	31.96%

The increase in total other income was primarily due to gains on the sale of foreclosed real estate during the first quarter of 2011. In addition, other elements of other income include an increase of approximately $6,000 in rental income on foreclosed real estate for the first quarter of 2011. During the first quarter of 2011, the demand for new mortgage loans declined slightly over 2010 levels resulting in fewer opportunities to refinance loans which could be sold to Freddie Mac, and causing the amortization of mortgage servicing rights to slightly exceed the origination of mortgage servicing rights.

Other Expenses. The following table summarizes other expenses for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$397	$432	$(35)	(8.10	) %
Directors fees	21	21	—	—
Occupancy	120	126	(6)	(4.76)
Deposit insurance premium	96	72	24	33.33
Legal and professional services	62	62	—	—
Data processing	75	69	6	8.70
Valuation adjustments and expenses on foreclosed real estate	28	23	5	21.74
Loss on sale of foreclosed real estate	—	54	(54)	100.00
Loss on sale of repossessed assets	12	—	12	100.00
Other	131	114	17	14.91

Total other expenses	$942	$973	$(31)	(3.19	) %

Efficiency ratio (1)	56.82%	58.83%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to the sale of foreclosed real estate which resulted in gains (as disclosed in the other income table) during the first quarter of 2011 as compared to the first quarter of 2010, when such sales resulted in losses of $54,000. Salaries and employee benefits also decreased as a result of a decrease in compensation expenses relating to changes in personnel from March 2010 to March 2011 due to the departure of the Company’s former CEO in May of 2010. The decreases were slightly offset by an increase in deposit insurance premiums due to increased assessments imposed by the FDIC, an increase in losses on the sale of repossessed assets, and an increase in other miscellaneous expenses including such items as advertising, postage, supplies, etc.

Income Taxes. The Company recorded income tax expense of $115,000 and $158,000 for the three months ended March 31, 2011 and 2010, respectively. The difference in income taxes for the periods is primarily a result of the differences in pre-tax income for the applicable periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, including federal funds sold, which enable us to meet lending requirements or long-term investments when loan demand is low.

At March 31, 2011 the Bank had outstanding commitments to originate $833,000 in loans, unfunded lines of credit of $9.4 million, unfunded commitments on construction loans of $88,000, and a commitment to purchase $3.5 million in auto loans. In addition, as of March 31, 2011, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $47.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal. As of March 31, 2011, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20 times the amount of our capital stock in the Federal Home Loan Bank of Chicago. There were no Federal Home Loan Bank advances outstanding at March 31, 2011. In addition, as of March 31, 2011, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2011, the Company had cash and cash equivalents of $291,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at March 31, 2011 of 9.83%, 16.21% and 17.50%, respectively, compared to ratios at December 31, 2010 of 9.57%, 15.88% and 17.17%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. As of March 31, 2011, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - [REMOVED AND RESERVED]

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

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: May 12, 2011	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)