Form 10-Q
period 2011-06-30
Ottawa Savings Bancorp, Inc.
filed 2011-08-12
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 10, 2011
Common Stock, $0.01 par value	2,119,673

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2011

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$2,615,753	$1,604,000
Interest bearing deposits	3,585,343	2,774,835

Total cash and cash equivalents	6,201,096	4,378,835
Federal funds sold	1,337,000	5,016,000
Securities held to maturity (fair value of $16 and $18 at June 30, 2011 and December 31, 2010, respectively)	16	18
Securities available for sale	31,710,459	32,462,702
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $3,996,884 and $4,703,362 at June 30, 2011 and December 31, 2010, respectively	130,412,176	135,350,904
Premises and equipment, net	6,923,078	7,044,780
Accrued interest receivable	711,752	751,769
Foreclosed real estate	685,339	1,333,766
Deferred tax asset	2,424,495	2,398,525
Cash value of life insurance	1,540,833	1,523,690
Prepaid FDIC premiums	482,280	656,646
Other assets	1,379,798	1,674,233

Total assets	$186,343,274	$195,126,820

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$4,329,981	$3,536,364
Interest bearing	157,620,771	167,295,090

Total deposits	161,950,752	170,831,454
Accrued interest payable	22,987	51,750
Other liabilities	2,423,785	2,408,722

Total liabilities	164,397,524	173,291,926

Commitments and contingencies
Redeemable common stock held by ESOP plan	210,269	148,292

Stockholders’ Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,752,321	8,734,122
Retained earnings	14,505,154	14,374,230
Unallocated ESOP shares	(432,446)	(457,884)
Unearned management recognition plan shares	(129,564)	(168,639)
Accumulated other comprehensive income	433,087	535,867

	23,150,801	23,039,945
Less:
Treasury shares, at cost, 105,238 shares	(1,205,051)	(1,205,051)
Maximum cash obligation related to ESOP shares	(210,269)	(148,292)

Total stockholders’ equity	21,735,481	21,686,602

Total liabilities and stockholders’ equity	$186,343,274	$195,126,820

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$1,973,044	$2,190,749	$3,927,496	$4,376,162
Securities:
Mortgage-backed and related securities	244,783	230,030	477,785	479,705
U.S. agency securities	18,362	79,343	45,789	139,150
Municipal bonds	6,835	—	6,835	—
Dividends on non-marketable equity securities	579	—	1,170	—
Interest-bearing deposits	1,765	2,035	2,873	4,550

Total interest and dividend income	2,245,368	2,502,157	4,461,948	4,999,567

Interest expense:
Deposits	652,744	872,880	1,338,998	1,813,069

Total interest expense	652,744	872,880	1,338,998	1,813,069

Net interest income	1,592,624	1,629,277	3,122,950	3,186,498
Provision for loan losses	1,033,260	833,074	1,421,520	1,080,574

Net interest income after provision for loan losses	559,364	796,203	1,701,430	2,105,924

Other income:
Gain (loss) on sale and call of securities	275,139	(1,984)	276,474	(422)
Gain on sale of loans	307	12,370	7,778	21,102
Origination of mortgage servicing rights, net of amortization	(7,691)	2,324	(9,643)	3,687
Customer service fees	74,420	65,142	142,556	131,805
Income on bank owned life insurance	8,804	8,071	17,143	13,940
Other	108,148	14,027	129,952	26,462

Total other income	459,127	99,950	564,260	196,574

Other expenses:
Salaries and employee benefits	399,786	705,540	796,933	1,137,261
Directors fees	21,000	21,009	42,000	42,018
Occupancy	117,936	125,481	237,640	251,099
Deposit insurance premium	87,123	111,410	182,939	183,594
Legal and professional services	60,171	81,953	121,803	143,461
Data processing	71,689	74,100	147,146	142,666
Expenses on foreclosed real estate	90,543	44,147	118,876	67,669
Loss (gain) on sale of foreclosed real estate	101,817	(33,751)	78,965	20,311
Loss on sale of repossessed assets	1,032	2,007	12,830	2,200
Other	149,414	149,749	280,767	264,083

Total other expenses	1,100,511	1,281,645	2,019,899	2,254,362

Income (loss) before income taxes	(82,020)	(385,492)	245,791	48,136
Income tax (benefit) expense	(85,154)	(146,701)	30,110	11,489

Net income (loss)	$3,134	$(238,791)	$215,681	$36,647

Basic earnings (losses) per share	$0.00	$(0.12)	$0.10	$0.02

Diluted earnings (losses) per share	$0.00	$(0.12)	$0.10	$0.02

Dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comprehensive income (loss):
Net income (loss)	$3,134	$(238,791)	$215,681	$36,647
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale arising during period, net of income taxes	98,442	217,357	79,693	223,644
Reclassification adjustment for (gains) losses included in net income, net of tax expense	(181,592)	1,309	(182,473)	278

Comprehensive (loss) income	$(80,016)	$(20,125)	$112,901	$260,569

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net income	$215,681	$36,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121,702	121,239
Provision for loan losses	1,421,520	1,080,574
Provision for deferred income taxes	26,978	(332,396)
Net amortization of premiums and discounts on securities	174,214	59,661
(Gain) loss on sale of available for sale securities	(276,474)	422
Origination of mortgage loans held for sale	(495,830)	(1,661,806)
Proceeds from sale of mortgage loans held for sale	503,608	1,682,908
Gain on sale of loans, net	(7,778)	(21,102)
Origination of mortgage servicing rights, net of amortization	9,643	(3,687)
Amortization of prepaid FDIC insurance premiums	174,366	169,100
Loss on sale of foreclosed real estate	78,965	20,311
Loss on sale of repossessed assets	12,830	2,200
ESOP compensation expense	18,290	21,562
MRP compensation expense	39,075	34,565
Compensation expense on RRP options granted	25,347	21,645
Increase in cash surrender value of life insurance	(17,143)	(13,940)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	40,017	(20,397)
Decrease in other assets	256,408	122,978
Decrease in accrued interest payable and other liabilities	(81,691)	(55,786)

Net cash provided by operating activities	2,239,728	1,264,698

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(9,088,380)	(15,132,247)
Sales, calls, maturities and paydowns	9,787,155	7,283,215
Securities held to maturity:
Paydowns and sales	2	696,568
Net decrease in loans	3,878,148	5,394,669
Net decrease in federal funds sold	3,679,000	2,343,000
Proceeds from sale of foreclosed real estate	264,513	84,162
Proceeds from sale of repossessed assets	27,554	23,728
Purchase of premise and equipment	—	(2,122)

Net cash provided by investing activities	8,547,992	690,973

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(8,880,702)	544,807
Cash dividends paid	(84,757)	(84,292)

Net cash (used in) provided by financing activities	(8,965,459)	460,515

Net increase in cash and cash equivalents	1,822,261	2,416,186
Cash and cash equivalents:
Beginning	4,378,835	2,972,792

Ending	$6,201,096	$5,388,978

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

(Unaudited)

(Continued)

	2011	2010
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,367,761	$1,869,252
Income taxes, net of refunds received	(244,351)	543,909
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	937,045	1,056,038
Other assets acquired in settlement of loans	12,000	14,928
Sale of foreclosed real estate through loan origination	1,313,689	582,872
Increase (decrease) in liability arising from ESOP put option	61,977	(22,290)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $186.3 million at June 30, 2011 and is head quartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of June 30, 2011, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.7% of the Company’s common shares outstanding.

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

At June 30, 2011, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

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

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Net income (loss) available to common stockholders	$3,134	$(238,791)	$215,681	$36,647

Basic potential common shares:
Weighted average shares outstanding	2,119,673	2,121,045	2,119,673	2,121,045
Weighted average unallocated ESOP shares	(44,083)	(49,166)	(44,711)	(49,798)
Weighted average unvested MRP shares	(10,036)	(20,939)	(10,036)	(20,939)

Basic weighted average shares outstanding	2,065,554	2,050,940	2,064,926	2,050,308
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	10,509	13,543	9,460	13,776
Weighted average RRP options outstanding **	—	—	—	—

Dilutive weighted average shares outstanding	2,076,063	2,064,483	2,074,386	2,064,084

Basic earnings (losses) per share	$0.00	$(0.12)	$0.10	$0.02

Diluted earnings (losses) per share	$0.00	$(0.12)	$0.10	$0.02

**	The effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At June 30, 2011, 26,820 shares at a fair value of $7.84 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	June 30, 2011	December 31, 2010
Shares allocated	33,069	30,526
Shares withdrawn from the plan	(6,249)	(2,280)
Unallocated shares	43,245	45,788

Total ESOP shares	70,065	74,034

Fair value of unallocated shares	$339,041	$240,387

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011:
Held to Maturity
Residential mortgage-backed securities	$16	$—	$—	$16

Available for Sale
U.S. agency securities	$4,007,826	$49,744	$—	$4,057,570
Municipal bonds	1,827,149	19,322	—	1,846,471
Residential mortgage-backed securities	25,219,291	618,885	31,758	25,806,418

	$31,054,266	$687,951	$31,758	$31,710,459

December 31, 2010:
Held to Maturity
Residential mortgage-backed securities	$18	$—	$—	$18

Available for Sale
U.S. agency securities	$5,510,013	$58,517	$—	$5,568,530
Residential mortgage-backed securities	26,140,769	819,903	66,500	26,894,172

	$31,650,782	$878,420	$66,500	$32,462,702

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The amortized cost and fair value at June 30, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$—	$—	$1,007,826	$1,021,410
Due after one year through five years	—	—	2,000,000	2,036,160
Due after five years through ten years	—	—	1,819,345	1,829,658
Due after ten years	—	—	1,007,804	1,016,813
Residential mortgage-backed securities	16	16	25,219,291	25,806,418

Total investment securities	$16	$16	$31,054,266	$31,710,459

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011:
Securities Available for Sale
Residential mortgage-backed securities	$3,596,549	$31,758	$—	$—	$3,596,549	$31,758

December 31, 2010:
Securities Available for Sale
Residential mortgage-backed securities	$6,506,639	$66,500	$—	$—	$6,506,639	$66,500

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

At June 30, 2011, two securities had unrealized losses with an aggregate depreciation of .88% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell this security before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2011.

Proceeds from the sales of securities were $4.1 million and $67,283 for the three months ended June 30, 2011 and 2010, respectively. There was $275,139 in gross realized gains for the three months ended June 30, 2011 and no gross realized gains for the three months ended June 30, 2010. There were no gross realized losses for the three months ended June 30, 2011 and $1,984 in gross realized losses for the three months ended June 30, 2010. The tax provision (benefit) applicable to these net realized gains and losses amounted to $93,547 and $(675), respectively.

Proceeds from the sales of securities were $4.1 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. There was $276,474 and $24,367 in gross realized gains for the six months ended June 30, 2011 and 2010, respectively. There were no gross realized losses for the six months ended June 30, 2011 and $24,789 in gross realized losses for the six months ended June 30, 2010. The tax provision (benefit) applicable to these net realized gains and losses amounted to $93,547 and $(143), respectively.

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

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	June 30, 2011	December 31, 2010
Mortgage loans:
One-to-four family residential loans	$89,814,632	$90,986,542
Multi-family residential loans	6,343,033	6,477,260

Total mortgage loans	96,157,665	97,463,802

Other loans:
Non-residential loans	20,393,516	22,000,554
Commercial loans	12,064,138	14,952,672
Consumer direct	788,207	978,816
Purchased auto	5,005,534	4,658,422

Total other loans	38,251,395	42,590,464

Gross loans	134,409,060	140,054,266
Less: Allowance for loan losses	(3,996,884)	(4,703,362)

Loans, net	$130,412,176	$135,350,904

Purchases of loans receivable, segregated by class of loans for the periods indicated were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Purchased auto	$1,006,217	$—	$1,509,744	$—

	$1,006,217	$—	$1,509,744	$—

Net (charge-offs) / recoveries, segregated by class of loans for the periods indicated, were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
One-to-four family	$(556,242)	$(335,527)	$(820,026)	$(535,476)
Multi-family	—	—	—	—
Non-residential	(1,278,462)	(44,341)	(1,296,725)	(78,088)
Commercial	—	—	—	—
Consumer direct	4,475	1	(10,525)	1,040
Purchased auto	1,362	(1,686)	(722)	(5,374)

Net (charge-offs)/recoveries	$(1,828,867)	$(381,553)	$(2,127,998)	$(617,898)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011 and 2010:

	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
June 30, 2011
Balance at beginning of period	$2,221,131	$38,754	$2,315,397	$180,401	$12,117	$24,691	$4,792,491
Provision charged to income	723,418	179,857	170,671	(39,034)	(1,095)	(557)	1,033,260
Loans charged off	(557,377)	—	(1,306,775)	—	—	—	(1,864,152)
Recoveries of loans previously charged off	1,135	—	28,313	—	4,475	1,362	35,285

Balance at end of period	$2,388,307	$218,611	$1,207,606	$141,367	$15,497	$25,496	$3,996,884

June 30, 2010
Balance at beginning of period	$2,036,430	$57,915	$893,206	$460,878	$14,751	$62,679	$3,525,859
Provision charged to income	557,342	(3,270)	293,836	(7,387)	(326)	(7,121)	833,074
Loans charged off	(337,447)	—	(44,341)	—	—	(1,745)	(383,533)
Recoveries of loans previously charged off	1,639	—	—	—	1	340	1,980

Balance at end of period	$2,257,964	$54,645	$1,142,701	$453,491	$14,426	$54,153	$3,977,380

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 and 2010:

	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
June 30, 2011
Balance at beginning of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362
Provision charged to income	783,116	112,552	624,454	(85,492)	1,106	(14,216)	1,421,520
Loans charged off	(821,161)	—	(1,325,038)	—	(15,000)	(3,697)	(2,164,896)
Recoveries of loans previously charged off	1,135	—	28,313	—	4,475	2,975	36,898

Balance at end of period	$2,388,307	$218,611	$1,207,606	$141,367	$15,497	$25,496	$3,996,884

June 30, 2010
Balance at beginning of year	$2,059,483	$55,340	$1,192,853	$119,824	$17,983	$69,221	$3,514,704
Provision charged to income	734,238	(695)	27,936	333,667	(4,597)	(9,975)	1,080,574
Loans charged off	(537,396)	—	(78,088)	—	—	(13,883)	(629,367)
Recoveries of loans previously charged off	1,639	—	—	—	1,040	8,790	11,469

Balance at end of period	$2,257,964	$54,645	$1,142,701	$453,491	$14,426	$54,153	$3,977,380

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010:

	One-to-four Family	Multi-family	Nonresidential	Commercial	Consumer Direct	Purchased Auto	Total
June 30, 2011
Loans individually evaluated for impairment	$7,967,896	$562,001	$4,575,652	$—	$19,547	$3,365	$13,128,461
Loans collectively evaluated for impairment	81,846,736	5,781,032	15,817,864	12,064,138	768,660	5,002,169	121,280,599

Ending Balance	$89,814,632	$6,343,033	$20,393,516	$12,064,138	$788,207	$5,005,534	$134,409,060

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,326,760	$176,780	$960,974	$—	$8,897	$—	$2,473,411
Loans collectively evaluated for impairment	1,061,547	41,831	246,632	141,367	6,600	25,496	1,523,473

Balance at end of period	$2,388,307	$218,611	$1,207,606	$141,367	$15,497	$25,496	$3,996,884

December 31, 2010
Loans individually evaluated for impairment	$8,664,644	$562,135	$6,203,960	$259,394	$30,859	$—	$15,720,992
Loans collectively evaluated for impairment	82,321,898	5,915,125	15,796,594	14,693,278	947,957	4,658,422	124,333,274

Ending Balance	$94,728,800	$5,502,744	$23,398,440	$16,866,179	$1,450,759	$3,767,411	$140,054,266

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,612,783	$—	$1,571,243	$32,779	$17,565	$—	$3,234,370
Loans collectively evaluated for impairment	812,434	106,059	308,634	194,080	7,351	40,434	1,468,992

Balance at end of period	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of June 30, 2011 and December 31, 2010:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	3 Month Average Recorded Investment	6 Month Average Recorded Investment
June 30, 2011
One-to-four family	$8,155,809	$1,305,924	$6,661,972	$7,967,896	$1,326,760	$8,107,833	$8,410,608
Multi-family	562,001	—	562,001	562,001	176,780	562,001	562,023
Non-residential	5,860,102	720,973	3,854,679	4,575,652	960,974	5,588,641	5,835,129
Commercial	—	—	—	—	—	84,789	147,593
Consumer direct	19,547	—	19,547	19,547	8,897	12,856	26,408
Purchased auto	3,365	3,365	—	3,365	—	1,122	561

Total	$14,600,824	$2,030,262	$11,098,199	$13,128,461	$2,473,411	$14,357,242	$14,982,322

December 31, 2010
One-to-four family	$8,664,644	$2,843,409	$5,821,235	$8,664,644	$1,612,783
Multi-family	562,135	562,135	—	562,135	—
Non-residential	6,203,960	424,033	5,779,927	6,203,960	1,571,243
Commercial	259,394	192,109	67,285	259,394	32,779
Consumer direct	30,859	9,758	21,101	30,859	17,565
Purchased auto	—	—	—	—	—

Total	$15,720,992	$4,031,444	$11,689,548	$15,720,992	$3,234,370

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

For the three and six months ended June 30, 2011, the Company recognized no interest income on impaired loans. Additionally, on a cash basis the Company recognized no interest income on impaired loans for the three and six months ended June 30, 2011.

At June 30, 2011, there were 69 impaired loans totaling approximately $13.1 million, compared to 78 impaired loans totaling approximately $15.7 million at December 31, 2010. The decrease in impaired loans was primarily due to a $1.3 million charge-off on an impaired non-residential loan, resulting from the receipt of an updated appraisal on the underlying collateral and seven previously impaired one-to-four family loans totaling $962,000 that based on payment performance guidelines were returned to accrual status and upgraded to special mention.

The impaired loans at June 30, 2011 include $3.8 million of loans whose terms have been modified in troubled debt restructurings compared to $4.8 million at December 31, 2010. The decrease in impaired loans whose terms have been modified in troubled debt restructurings is primarily the result of the same seven loans described above with a balance of $962,000 that were returned to accrual status and upgraded to special mention. Additionally, another such loan of $248,000 was partially charged-off, the property moved to OREO and subsequently sold. Of the remaining restructurings, one in the amount of $703,000 is performing in accordance with its modified terms and has been returned to accrual status, while the remaining restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being placed on accrual status.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of June 30, 2011 and December 31, 2010:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
June 30, 2011
One-to-four family	$7,572,578	$31,324
Multi-family	554,780	—
Non-residential	468,783	329,146
Commercial	—	—
Consumer direct	19,270	1,631
Purchased auto	3,365	—

Total	$8,618,776	$362,101

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
December 31, 2010
One-to-four family	$4,023,022	$—
Multi-family	—	—
Non-residential	1,248,038	—
Commercial	19,882	—
Consumer direct	—	—
Purchased auto	—	—

Total	$5,290,942	$—

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the aging of the recorded investment in loans, by class of loans, as of June 30, 2011 and December 31, 2010:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2011
One-to-four family	$2,818,995	$1,264,758	$5,147,532	$9,231,285	$80,583,347	$89,814,632
Multi-family	—	—	554,780	554,780	5,788,253	6,343,033
Non-residential	237,876	—	760,303	998,179	19,395,337	20,393,516
Commercial	99,951	—	—	99,951	11,964,187	12,064,138
Consumer direct	—	—	1,631	1,631	786,576	788,207
Purchased auto	7,445	—	3,365	10,810	4,994,724	5,005,534

Total	$3,164,267	$1,264,758	$6,467,611	$10,896,636	$123,512,424	$134,409,060

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2010
One-to-four family	$4,083,411	$2,175,839	$4,023,022	$10,282,272	$80,704,270	$90,986,542
Multi-family	562,135	—	—	562,135	5,915,125	6,477,260
Non-residential	1,134,028	183,456	1,248,038	2,565,522	19,435,032	22,000,554
Commercial	—	—	19,882	19,882	14,932,790	14,952,672
Consumer direct	18,282	—	—	18,282	960,534	978,816
Purchased auto	14,961	23,376	—	38,337	4,620,085	4,658,422

Total	$5,812,817	$2,382,671	$5,290,942	$13,486,430	$126,567,836	$140,054,266

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

As of June 30, 2011 and December 31, 2010, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated
June 30, 2011
One-to-four family	$—	$2,852,822	$7,967,896	$—	$78,993,914
Multi-family	—	—	562,001	—	5,781,032
Non-residential	15,295,476	522,388	4,575,652	—	—
Commercial	10,513,319	1,550,819	—	—	—
Consumer direct	—	6,487	19,547	—	762,173
Purchased auto	—	—	3,365	—	5,002,169

Total	$25,808,795	$4,932,516	$13,128,461	$—	$90,539,288

	Pass	Special Mention	Substandard	Doubtful	Not rated
December 31, 2010
One-to-four family	$—	$3,376,464	$8,664,644	$—	$78,945,434
Multi-family	—	200,376	562,135	—	5,714,749
Non-residential	15,160,601	635,993	6,203,960	—	—
Commercial	10,730,612	3,962,666	259,394	—	—
Consumer direct	—	35,212	30,859	—	912,745
Purchased auto	—	—	—	—	4,658,422

Total	$25,891,213	$8,210,711	$15,720,992	$—	$90,231,350

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense for the six months ended June 30, 2011 and 2010, was approximately $64,000 and $56,000, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. The increase in stock-based compensation expense was due to the options and shares granted to the Company’s CEO in November of 2010. For the six months ended June 30, 2011 and 2010, the Company did not grant additional options or shares under the MRP.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In July 2010, the FASB issued ASU No. 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). The guidance significantly expanded the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period were effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this accounting guidance significantly expanded existing disclosure requirements but did not have an impact on the Company’s financial position, results of operations and cash flows.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU No. 2011-01, temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The adoption of ASU No. 2011-01 did not have a material impact on our consolidated financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2011-01. The provisions of ASU No. 2011-02 will be effective for the Company’s reporting period ending September 30, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU No. 2011-02 is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU No. 2011-04 are to be applied prospectively. The guidance publishes convergence standards on fair value measurement and disclosures. The effective date for adoption is for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU No. 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminated the option of presenting components of comprehensive income as a part of the statement of changes in stockholder’s equity. They must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The effective date for adoption is for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-05 is not expected to have a material impact on our consolidated financial position or results of operations.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale

Securities classified as available for sale are recorded at fair value on a recurring basis using pricing obtained from an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, the pricing service estimates the fair values by using pricing models or quoted prices of securities with similar characteristics. For these securities, the inputs used by the pricing service to determine fair value consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and bonds’ terms and conditions, among other things resulting in classification within Level 2. Level 2 securities include obligations of U.S. government corporations and agencies, municipal bonds, and mortgage-backed securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3. The Company has no securities classified within Level 3.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the second quarter of 2011.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

				Total
June 30, 2011	Level 1	Level 2	Level 3	Fair Value
U.S. agency securities available for sale	$—	$4,057,570	$—	$4,057,570
Municipal Bonds	—	1,846,471	—	1,846,471
Residential mortgage-backed securities available for sale	—	25,806,418	—	25,806,418

Total	$—	$31,710,459	$—	$31,710,459

				Total
December 31, 2010	Level 1	Level 2	Level 3	Fair Value
U.S. agency securities available for sale	$—	$5,568,530	$—	$5,568,530
Residential mortgage-backed securities available for sale	—	26,894,172	—	26,894,172

Total	$—	$32,462,702	$—	$32,462,702

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010.

				Total
June 30, 2011	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$—	$613,913	$71,426	$685,339
Impaired loans, net	—	4,419,939	6,235,111	10,655,050

				Total
December 31, 2010	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$—	$1,266,121	$96,029	$1,362,150
Impaired loans, net	—	7,073,738	5,412,884	12,486,622

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following information presents estimated fair value of the Company’s financial instruments as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$6,201,096	$6,201,096	$4,378,835	$4,378,835
Federal funds sold	1,337,000	1,337,000	5,016,000	5,016,000
Securities available for sale	34,245,411	34,245,411	34,997,654	34,997,654
Accrued interest receivable	711,752	711,752	751,769	751,769
Loans	130,412,176	130,683,000	135,350,904	142,074,000
Mortgage servicing rights	173,722	173,722	183,365	183,365

Financial Liabilities:
Deposits	161,950,752	163,321,000	170,831,454	174,933,000
Accrued interest payable	22,987	22,987	51,750	51,750

The following methods and assumptions were used by the Bank in estimating the fair value of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Federal Funds Sold: The carrying amounts reported in the balance sheets for federal funds sold approximate fair values.

Securities: The Company obtains fair value measurements of available for sale securities from an independent pricing service. See Note 11 - Fair Value Measurement and Disclosure for further detail on how fair values of marketable securities are determined. The carrying value of non-marketable equity securities approximates fair value.

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of June 30, 2011 and December 31, 2010, the fair value of the commitments is immaterial in nature.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2011 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND DECEMBER 31, 2010

The Company’s total assets decreased $8.8 million, or 4.5%, to $186.3 million at June 30, 2011, from $195.1 million at December 31, 2010 due primarily to a decrease in loans caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure. Specifically, the decrease is the result of the following: a decrease in loans of $4.9 million; a decrease in federal funds sold of $3.7 million; a decrease in premises and equipment of $122,000, due primarily to depreciation; a decrease in securities available for sale of $752,000 due primarily to sales of instruments; a decrease in foreclosed real estate of $648,000, as properties were sold; a decrease in other assets of $294,000; a decrease to prepaid FDIC insurance premiums of $174,000; and a decrease in accrued interest receivable of $40,000. The decreases were partially offset by an increase in cash and cash equivalents of $1.8 million and an increase in deferred tax assets of $26,000.

Cash and cash equivalents increased $1.8 million, or 41.6%, to $6.2 million at June 30, 2011 from $4.4 million at December 31, 2010 primarily as a result of cash provided by investing and operating activities slightly exceeding the cash used in financing activities.

Securities available for sale decreased $752,000, or 2.3%, to $31.7 million at June 30, 2011 from $32.5 million at December 31, 2010. The decrease was primarily the result of purchases of $9.1 million offset by $9.8 million in sales, calls, maturities and pay-downs.

Loans, net of the allowance for loan losses, decreased $4.9 million, or 3.7%, to $130.4 million at June 30, 2011 from $135.4 million at December 31, 2010. The decrease in loans, net of the allowance for loan losses, was primarily caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure, offset by a decrease in the allowance for loan losses of $706,000. The Company is focusing its lending efforts on customers based primarily in its local market.

Foreclosed real estate decreased $648,000, or 48.6%, to $685,000 at June 30, 2011 from $1.3 million at December 31, 2010. The decrease was primarily due to the sale of 15 properties valued at $1.6 million, offset by the addition of 12 properties valued at $937,000 acquired through loan foreclosures due to the continued stress the economic environment has placed on the Company’s customers.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions decreased $294,000, or 17.6%, to $1.4 million at June 30, 2011 from $1.7 million at December 31, 2010. The decrease in other assets was primarily due to the April 2011 receipt of a 2008 tax refund of approximately $399,000, offset by a 2010 state tax refund receivable of approximately $49,000. The prepaid FDIC premiums decreased $174,000, or 26.6%, at June 30, 2011 as a result of the amortization of the prepaid FDIC premiums for the first two quarters of 2011.

Total deposits decreased $8.9 million, or 5.2%, to $162.0 million at June 30, 2011 from $170.8 million at December 31, 2010. The decrease is primarily due to decreases in certificates of deposit of $9.4 million, which includes a decrease of $6.6 million related to the CDARS program, as the Company decided to focus on in-market deposits. Checking accounts, money market accounts and passbook savings accounts increased $564,000, or 1.2%, at June 30, 2011 from December 31, 2010 due primarily to customers moving funds into non-term products as they wait for a better rate environment.

Other liabilities increased $15,000, or 0.6%, to $2.4 million at June 30, 2011 from $2.4 million at December 31, 2010. The increase was primarily due to increases in escrow payable of $99,000, deferred gains of $68,000 on the sale of OREO properties, and an increase of $35,000 in SERP payable. The increases were primarily offset by a decrease in accounts payable of $170,000, of which most is attributable to the final separation payment to the Company’s former CEO paid in January of 2011.

Equity increased $49,000, or 0.2%, to $21.7 million at June 30, 2011 from $21.7 million at December 31, 2010. The increase in equity is primarily related to net income of $216,000 offset by an increase of $62,000 in the maximum cash obligation related to ESOP shares.

The continuing state of economic uncertainty continues to affect our asset quality. We have witnessed a decrease in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, high unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company.

The Company’s nonperforming assets consist of non-accrual loans and foreclosed real estate. Loans are generally placed in non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed in non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income.

The following table summarizes nonperforming assets at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(In Thousands)
Non-accrual:
One-to-four family	$7,573	$4,023
Multi-family	555	—
Non-residential real estate	469	1,248
Commercial	—	20
Consumer direct	19	—
Purchased auto	3	—

Total non-accrual loans	8,619	5,291
Past due greater than 90 days and still accruing:
One-to-four family	31	—
Non-residential real estate	329
Consumer direct	2	—

Total nonperforming loans	8,981	5,291
Foreclosed real estate	685	1,334
Other repossessed assets	—	28

Total nonperforming assets	$9,666	$6,653

The table below presents selected asset quality ratios at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
Allowance for loan losses as a percent of gross loans receivable	2.90%	3.35%
Allowance for loan losses as a percent of total nonperforming loans	44.51%	88.89%
Nonperforming loans as a percent of gross loans receivable	6.52%	3.77%
Nonperforming loans as a percent of total assets	4.82%	2.71%
Nonperforming assets as a percent of total assets	5.19%	3.40%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

General. Net income for the three months ended June 30, 2011 was $3,000 compared to a net loss of $239,000 for the three months ended June 30, 2010.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,973	$2,191	$(218)	(9.95)%
Securities:
Residential mortgage-backed and related securities	245	230	15	6.52
U.S. agency securities	18	79	(61)	(77.22)
Municipal bonds	7	—	7	100.00
Dividends on non-marketable equity securities	1	—	1	100.00
Interest-bearing deposits	2	2	—	—

Total interest and dividend income	2,246	2,502	(256)	(10.23)

Interest expense:
Deposits	653	873	(220)	(25.20)

Total interest expense	653	873	(220)	(25.20)

Net interest income	$1,593	$1,629	$(36)	(2.21)%

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

	Three Months Ended June 30,
	2011			2010
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$131,418	$1,973	6.01%	$143,445	$2,191	6.11%
Securities, net (2)	32,622	270	3.31%	34,986	309	3.54%
Non-marketable equity securities	2,535	1	0.09%	2,535	—	0.00%
Interest-bearing deposits	7,181	2	0.10%	6,378	2	0.13%

Total interest-earning assets	173,756	2,246	5.17%	187,344	2,502	5.34%
Interest-bearing liabilities
Money Market accounts	$21,705	$36	0.67%	$23,694	$73	1.23%
Passbook accounts	13,918	5	0.13%	12,172	10	0.34%
Certificates of Deposit accounts	115,045	608	2.11%	128,671	782	2.43%
Checking accounts	11,329	4	0.15%	10,483	8	0.29%

Total interest-bearing liabilities	161,997	653	1.61%	175,020	873	2.00%

NET INTEREST INCOME		$1,593			$1,629

NET INTEREST RATE SPREAD (3)			3.56%			3.35%

NET INTEREST MARGIN (4)			3.67%			3.48%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.26%			107.04%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2011 and 2010. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended June 30,
	2011 Compared to 2010
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(181)	$(37)	$(218)
Securities, net	(19)	(20)	(39)
Non-marketable equity securities	—	1	1
Interest-bearing deposits	—	—	—

Total interest-earning assets	$(200)	$(56)	$(256)

Interest expense on
Money Market accounts	$(3)	$(34)	$(37)
Passbook accounts	1	(6)	(5)
Certificates of Deposit accounts	(72)	(102)	(174)
Checking	—	(4)	(4)

Total interest-bearing liabilities	(74)	(146)	(220)

Change in net interest income	$(126)	$90	$(36)

Net interest income decreased $36,000, or 2.3%, to $1.6 million for the three months ended June 30, 2011 compared to $1.6 million for the three months ended June 30, 2010. Interest and dividend income decreased due to the decline in average interest earning assets of $13.6 million and the yield decreasing on interest earning assets from 5.34% to 5.17%. The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the second quarter of 2011. This decline in interest income was partially offset by a $220,000, or 25.5%, reduction in interest expense. The cost of funds declined 0.39 basis points or 19.5% for the second quarter of 2011 compared to the second quarter of 2010, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $13.0 million or 7.4%.

Provision for Loan Losses. Management recorded a loan loss provision of $1.0 million for the three months ended June 30, 2011, compared to $833,000 for the three months ended June 30, 2010. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Company’s regulatory authorities, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such an agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. Based on its review at June 30, 2011, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended June 30, 2011 and 2010.

	Three months ended
	June 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$275	$(2)	$277	13,850.00%
Gain on sale of loans	—	13	(13)	(100.00)
Origination of mortgage servicing rights, net of amortization	(7)	2	(9)	(450.00)
Customer service fees	74	65	9	13.85
Income on bank owned life insurance	9	8	1	12.50
Other	108	14	94	671.43

Total other income	$459	$100	$359	359.00%

The increase in total other income was primarily due to gains on the sale of four securities during the second quarter of 2011. In addition, other elements of other income include an interest receipt of approximately $90,000 on the 2008 tax refund received during the second quarter of 2011. During the second quarter of 2011, the demand for new mortgage loans declined slightly over 2010 levels resulting in fewer opportunities to refinance loans which could be sold to Freddie Mac, and causing the amortization of mortgage servicing rights to slightly exceed the origination of mortgage servicing rights.

Other Expenses. The following table summarizes other expenses for the three months ended June 30, 2011 and 2010.

	Three months ended
	June 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$400	$706	$(306)	(43.34)%
Directors fees	21	21	—	—
Occupancy	118	125	(7)	(5.60)
Deposit insurance premium	87	111	(24)	(21.62)
Legal and professional services	60	82	(22)	(26.83)
Data processing	72	74	(2)	(2.70)
Valuation adjustments and expenses on foreclosed real estate	91	44	47	106.82
Loss (gain) on sale of foreclosed real estate	102	(34)	136	400.00
Loss on sale of repossessed assets	1	2	(1)	(50.00)
Other	149	150	(1)	(0.67)

Total other expenses	$1,101	$1,281	$(180)	(14.05)%

Efficiency ratio (1)	53.65%	74.09%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to the decrease in salaries and employee benefits as a result of a decrease in compensation expenses relating to changes in personnel from June 2010 to June 2011 due to the departure of the Company’s former CEO in May of 2010. Deposit insurance premiums decreased primarily due to a shrinking deposit base. The decreases were offset by the sale of foreclosed real estate which resulted in losses of $102,000 during the second quarter of 2011 as compared to the second quarter of 2010, when such sales resulted in gains of $34,000.

Income Taxes. The Company recorded an income tax benefit of $85,000 and $147,000 for the three months ended June 30, 2011 and 2010, respectively. The difference in income taxes for the periods is due to the differences in pre-tax income for the applicable periods and an increase in the Sate of Illinois tax rate for 2011. During the three months ended June 30, 2011, the Company re-valued its deferred tax assets due to the State of Illinois income tax rate increase, thus, increasing the state deferred income taxes and decreasing state income tax expense for the period.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

General. Net income for the six months ended June 30, 2011 was $216,000 compared to $37,000 for the six months ended June 30, 2010.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,927	$4,376	$(449)	(10.26)%
Securities:
Residential mortgage-backed and related securities	478	480	(2)	(0.42)
U.S. agency securities	46	139	(93)	(66.91)
Municipal bonds	7	—	7	100.00
Dividends on non-marketable equity securities	1	—	1	100.00
Interest-bearing deposits	3	4	(1)	(25.00)

Total interest and dividend income	4,462	4,999	(537)	(10.74)

Interest expense:
Deposits	1,339	1,813	(474)	(26.14)

Total interest expense	1,339	1,813	(474)	(26.14)

Net interest income	$3,123	$3,186	$(63)	(1.98)%

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

	Six Months Ended June 30,
	2011			2010
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$132,503	$3,927	5.93%	$144,977	$4,376	6.04%
Securities, net (2)	31,821	531	3.33%	33,112	619	3.74%
Non-marketable equity securities	2,535	1	0.09%	2,535	—	0.00%
Interest-bearing deposits	6,979	3	0.08%	8,187	4	0.10%

Total interest-earning assets	173,838	4,462	5.13%	188,811	4,999	5.30%
Interest-bearing liabilities
Money Market accounts	$21,364	$73	0.68%	$24,623	$178	1.45%
Passbook accounts	13,794	10	0.14%	11,876	19	0.32%
Certificates of Deposit accounts	116,604	1,247	2.14%	130,236	1,599	2.46%
Checking accounts	10,987	9	0.16%	10,149	17	0.34%

Total interest-bearing liabilities	162,749	1,339	1.65%	176,884	1,813	2.05%

NET INTEREST INCOME		$3,123			$3,186

NET INTEREST RATE SPREAD (3)			3.49%			3.25%

NET INTEREST MARGIN (4)			3.59%			3.37%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.81%			106.74%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2011 and 2010. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Six Months Ended June 30,
	2011 Compared to 2010
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(370)	$(79)	$(449)
Securities, net	(22)	(66)	(88)
Non-marketable equity securities	—	1	1
Interest-bearing deposits	—	(1)	(1)

Total interest-earning assets	$(392)	$(145)	$(537)

Interest expense on
Money Market accounts	$(11)	$(94)	$(105)
Passbook accounts	1	(10)	(9)
Certificates of Deposit accounts	(146)	(206)	(352)
Checking	1	(9)	(8)

Total interest-bearing liabilities	(155)	(319)	(474)

Change in net interest income	$(237)	$174	$(63)

Net interest income decreased $63,000, or 2.0%, to $3.1 million for the six months ended June 30, 2011 compared to $3.2 million for the six months ended June 30, 2010. Interest and dividend income decreased due to the decline in average interest earning assets of $15.0 million and the yield decreasing on interest earning assets from 5.30% to 5.13%. The decrease in total loans in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the first two quarters of 2011. This decline in interest income was partially offset by a $474,000, or 26.15%, reduction in interest expense. The cost of funds declined 0.40 basis points or 19.5% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $14.1 million or 8.0%.

Provision for Loan Losses. Management recorded a loan loss provision of $1.4 million for the six months ended June 30, 2011, compared to $1.1 million for the six months ended June 30, 2010. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Company’s regulatory authorities, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such an agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. Based on its review at June 30, 2011, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the six months ended June 30, 2011 and 2010.

	Six months ended June 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$276	$—	$276	100.00%
Gain on sale of loans	8	21	(13)	(61.90)
Origination of mortgage servicing rights, net of amortization	(10)	4	(14)	(350.00)
Customer service fees	143	132	11	8.33
Income on bank owned life insurance	17	14	3	21.43
Other	130	26	104	400.00

Total other income	$564	$197	$367	186.29%

The increase in total other income was primarily due to gains on the sale of four securities during the second quarter of 2011. In addition, other elements of other income include an interest payment of approximately $90,000 on the 2008 tax refund received during the second quarter of 2011. During the first two quarters of 2011, the demand for new mortgage loans declined slightly over 2010 levels resulting in fewer opportunities to refinance loans which could be sold to Freddie Mac, and causing the amortization of mortgage servicing rights to slightly exceed the origination of mortgage servicing rights.

Other Expenses. The following table summarizes other expenses for the six months ended June 30, 2011 and 2010.

	Six months ended
	June 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$797	$1,137	$(340)	(29.90)%
Directors fees	42	42	—	—
Occupancy	237	251	(14)	(5.58)
Deposit insurance premium	183	184	(1)	(0.54)
Legal and professional services	122	143	(21)	(14.69)
Data processing	147	143	4	2.80
Valuation adjustments and expenses on foreclosed real estate	119	68	51	75.00
Loss on sale of foreclosed real estate	79	20	59	295.00
Loss on sale of repossessed assets	13	2	11	550.00
Other	281	264	17	6.44

Total other expenses	$2,020	$2,254	$(234)	(10.38)%

Efficiency ratio (1)	54.79%	66.63%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to the decrease in salaries and employee benefits as a result of a decrease in compensation expenses relating to changes in personnel from June 2010 to June 2011 due to the departure of the Company’s former CEO in May of 2010. The decreases were offset by the sale of foreclosed real estate which resulted in losses of $79,000 during the first two quarters of 2011 as compared to the first two quarters of 2010, when such sales resulted in losses of $20,000. Additionally, valuation adjustments and expenses on foreclosed real estate increased to $119,000 during 2011 as compared to $68,000 for 2010.

Income Taxes. The Company recorded an income tax expense of $30,000 and $11,000 for the six months ended June 30, 2011 and 2010, respectively. The difference in income taxes for the periods is due to the differences in pre-tax income for the applicable periods and an increase in the Sate of Illinois tax rate for 2011. During the six months ended June 30, 2011, the Company re-valued its deferred tax assets due to the State of Illinois income tax rate increase, thus, increasing the state deferred income taxes and decreasing state income tax expense for the period.

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

At June 30, 2011 the Bank had outstanding commitments to originate $1.5 million in loans, unfunded lines of credit of $9.4 million, unfunded commitments on construction loans of $31,000, and a commitment to purchase $2.5 million in auto loans. In addition, as of June 30, 2011, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $46.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal. As of June 30, 2011, the Bank had $46.9 million of available credit from the Federal Home Loan Bank of Chicago, based on 20 times the amount of our capital stock in the Federal Home Loan Bank of Chicago. There were no Federal Home Loan Bank advances outstanding at June 30, 2011. In addition, as of June 30, 2011, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2011, the Company had cash and cash equivalents of $220,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at June 30, 2011 of 10.18%, 16.66% and 17.94%, respectively, compared to ratios at December 31, 2010 of 9.57%, 15.88% and 17.17%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the six months ended June 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. As of June 30, 2011, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - [REMOVED AND RESERVED]

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 12, 2011	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)