Form 10-Q
period 2011-09-30
Ottawa Savings Bancorp, Inc.
filed 2011-11-14
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2011
Common Stock, $0.01 par value	2,119,673

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2011

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$1,884,493	$1,604,000
Interest bearing deposits	1,940,955	2,774,835

Total cash and cash equivalents	3,825,448	4,378,835
Federal funds sold	17,000	5,016,000
Securities held to maturity (fair value of $16 and $18 at September 30, 2011 and December 31, 2010, respectively)	16	18
Securities available for sale	34,006,834	32,462,702
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $6,960,953 and $4,703,362 at September 30, 2011 and December 31, 2010, respectively	127,082,981	135,350,904
Premises and equipment, net	6,862,227	7,044,780
Accrued interest receivable	682,544	751,769
Foreclosed real estate	1,148,771	1,333,766
Deferred tax asset	3,394,952	2,398,525
Cash value of life insurance	1,549,249	1,523,690
Prepaid FDIC premiums	452,747	656,646
Other assets	1,473,776	1,674,233

Total assets	$183,031,497	$195,126,820

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$2,888,114	$3,536,364
Interest bearing	157,463,787	167,295,090

Total deposits	160,351,901	170,831,454
Accrued interest payable	10,221	51,750
Other liabilities	2,186,241	2,408,722

Total liabilities	162,548,363	173,291,926

Commitments and contingencies
Redeemable common stock held by ESOP plan	126,414	148,292

Stockholders’ Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,758,444	8,734,122
Retained earnings	12,932,756	14,374,230
Unallocated ESOP shares	(419,727)	(457,884)
Unearned management recognition plan shares	(110,027)	(168,639)
Accumulated other comprehensive income	504,490	535,867

	21,688,185	23,039,945
Less:
Treasury shares, at cost, 105,238 shares	(1,205,051)	(1,205,051)
Maximum cash obligation related to ESOP shares	(126,414)	(148,292)

Total stockholders’ equity	20,356,720	21,686,602

Total liabilities and stockholders’ equity	$183,031,497	$195,126,820

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$1,741,506	$2,091,201	$5,669,003	$6,467,363
Securities:
Mortgage-backed and related securities	217,956	244,171	695,742	723,876
U.S. agency securities	21,570	72,693	67,359	211,843
Municipal bonds	27,586	—	34,421	—
Dividends on non-marketable equity securities	585	—	1,756	—
Interest-bearing deposits	418	1,691	3,291	6,241

Total interest and dividend income	2,009,621	2,409,756	6,471,572	7,409,323

Interest expense:
Deposits	622,830	845,888	1,961,828	2,658,957
Other borrowings	9	—	9	—

Total interest expense	622,839	845,888	1,961,837	2,658,957

Net interest income	1,386,782	1,563,868	4,509,735	4,750,366
Provision for loan losses	3,270,260	80,825	4,691,780	1,161,399

Net interest (loss) income after provision for loan losses	(1,883,478)	1,483,043	(182,045)	3,588,967

Other income:
Gain (loss) on sale and call of securities	—	—	276,474	(422)
Gain on sale of loans	—	31,500	7,778	52,603
Origination of mortgage servicing rights, net of amortization	7,691	371	(1,952)	4,058
Customer service fees	78,027	68,768	220,583	200,573
Income on bank owned life insurance	8,416	9,851	25,559	23,790
Other	12,005	3,483	141,957	29,945

Total other income	106,139	113,973	670,399	310,547

Other expenses:
Salaries and employee benefits	374,708	352,505	1,171,642	1,489,766
Directors fees	21,000	21,009	63,000	63,027
Occupancy	121,850	120,614	359,490	371,713
Deposit insurance premium	30,807	99,185	213,747	282,779
Legal and professional services	56,011	48,605	177,815	192,066
Data processing	78,040	75,066	225,186	217,733
Expenses on foreclosed real estate	24,674	231,019	143,550	298,688
(Gain) loss on sale of foreclosed real estate	(22,096)	19,308	56,869	39,618
Loss on sale of reposessed assets	—	722	12,830	2,922
Other	117,567	122,565	398,335	386,648

Total other expenses	802,561	1,090,598	2,822,464	3,344,960

Income (loss) before income taxes	(2,579,900)	506,418	(2,334,110)	554,554
Income tax (benefit) expense	(1,007,240)	183,856	(977,131)	195,345

Net (loss) income	$(1,572,660)	$322,562	$(1,356,979)	$359,209

Basic (losses) earnings per share	$(0.76)	$0.16	$(0.66)	$0.18

Diluted (losses) earnings per share	$(0.76)	$0.16	$(0.65)	$0.17

Dividends per share	$—	$0.05	$0.10	$0.15

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Comprehensive (loss) income:
Net (loss) income	$(1,572,660)	$322,562	$(1,356,979)	$359,209
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale arising during period, net of income taxes	71,403	(94,305)	151,096	129,338
Reclassification adjustment for (gains) losses included in net income, net of tax expense	—	—	(182,473)	279

Comprehensive (loss) income	$(1,501,257)	$228,257	$(1,388,356)	$488,826

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net (loss) income	$(1,356,979)	$359,209
Adjustments to reconcile net (loss) income to net cash provided by (used in)operating activities:
Depreciation	182,553	185,394
Provision for loan losses	4,691,780	1,161,399
Provision for deferred income taxes	(980,263)	(178,020)
Net amortization of premiums and discounts on securities	271,581	92,159
(Gain) loss on sale of available for sale securities	(276,474)	422
Origination of mortgage loans held for sale	(495,830)	(4,924,775)
Proceeds from sale of mortgage loans held for sale	503,608	3,835,493
Gain on sale of loans, net	(7,778)	(52,603)
Origination of mortgage servicing rights, net of amortization	1,952	(4,058)
Amortization of prepaid FDIC insurance premiums	203,899	263,232
Loss on sale of foreclosed real estate	56,869	39,618
Write down of foreclosed real estate	—	174,760
Loss on sale of repossessed assets	12,830	2,922
ESOP compensation expense	24,459	31,949
MRP compensation expense	58,612	53,066
Compensation expense on RRP options granted	38,020	33,200
Increase in cash surrender value of life insurance	(25,559)	(23,790)
Change in assets and liabilities:
Decrease in accrued interest receivable	69,225	50,800
Decrease (increase) in other assets	201,621	(122,765)
(Decrease) increase in accrued interest payable and other liabilities	(332,001)	88,804

Net cash provided by operating activities	2,842,125	1,066,416

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(13,626,061)	(16,754,148)
Sales, calls, maturities and paydowns	12,039,281	14,705,087
Securities held to maturity:
Paydowns and sales	2	696,568
Net decrease in loans	3,350,321	7,385,591
Net decrease in federal funds sold	4,999,000	706,000
Proceeds from sale of foreclosed real estate	378,439	776,342
Proceeds from sale of repossessed assets	27,554	34,506
Purchase of premise and equipment	—	(12,095)

Net cash provided by investing activities	7,168,536	7,537,851

Cash Flows from Financing Activities
Net decrease in deposits	(10,479,553)	(442,237)
Cash dividends paid	(84,495)	(126,397)

Net cash used in financing activities	(10,564,048)	(568,634)

Net (decrease) increase in cash and cash equivalents	(553,387)	8,035,633
Cash and cash equivalents:

Beginning	4,378,835	2,972,792

Ending	$3,825,448	$11,008,425

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued)

	2011	2010
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$2,003,356	$2,705,937
Income taxes, net of refunds received	(245,213)	573,389
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	1,623,053	1,709,543
Other assets acquired in settlement of loans	43,500	48,928
Sale of foreclosed real estate through loan origination	1,444,435	769,272
Decrease in liability arising from ESOP put option	(21,878)	(12,114)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $183.0 million at September 30, 2011 and is head quartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of September 30, 2011, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.7% of the Company’s common shares outstanding.

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

At September 30, 2011, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

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

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) available to common stockholders	$(1,572,660)	$322,562	$(1,356,979)	$359,209

Basic potential common shares:
Weighted average shares outstanding	2,119,673	2,121,045	2,119,673	2,121,045
Weighted average unallocated ESOP shares	(42,812)	(47,908)	(44,071)	(49,164)
Weighted average unvested MRP shares	(10,036)	(20,939)	(10,036)	(20,939)

Basic weighted average shares outstanding	2,066,825	2,052,198	2,065,566	2,050,942
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	15,145	14,956	12,572	14,327
Weighted average RRP options outstanding **	—	—	—	—

Dilutive weighted average shares outstanding	2,081,970	2,067,154	2,078,138	2,065,269

Basic (losses) earnings per share	$(0.76)	$0.16	$(0.66)	$0.18

Diluted (losses) earnings per share	$(0.76)	$0.16	$(0.65)	$0.17

**	The effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2011, 28,092 shares at a fair value of $4.50 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	September 30,	December 31,
	2011	2010
Shares allocated	34,341	30,526
Shares withdrawn from the plan	(6,249)	(2,280)
Unallocated shares	41,973	45,788

Total ESOP shares	70,065	74,034

Fair value of unallocated shares	$188,879	$240,387

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011:
Held to Maturity
Residential mortgage-backed securities	$16	$—	$—	$16

Available for Sale
U.S. agency securities	$3,005,855	$39,285	$—	$3,045,140
Municipal bonds	3,011,009	99,250	—	3,110,259
Residential mortgage-backed securities	27,225,591	704,079	78,235	27,851,435

	$33,242,455	$842,614	$78,235	$34,006,834

December 31, 2010:
Held to Maturity
Residential mortgage-backed securities	$18	$—	$—	$18

Available for Sale
U.S. agency securities	$5,510,013	$58,517	$—	$5,568,530
Residential mortgage-backed securities	26,140,769	819,903	66,500	26,894,172

	$31,650,782	$878,420	$66,500	$32,462,702

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The amortized cost and fair value at September 30, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$—	$—	$3,005,855	$3,045,140
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	1,183,645	1,218,040
Due after ten years	—	—	1,827,364	1,892,219
Residential mortgage-backed securities	16	16	27,225,591	27,851,435

	$16	$16	$33,242,455	$34,006,834

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011:
Securities Available for Sale
Residential mortgage-backed securities	$6,278,893	$78,235	$—	$—	$6,278,893	$78,235

December 31, 2010:
Securities Available for Sale
Residential mortgage-backed securities	$6,506,639	$66,500	$—	$—	$6,506,639	$66,500

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

At September 30, 2011, four securities had unrealized losses with an aggregate depreciation of 1.23% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2011.

There were no proceeds from the sales of securities for both the three months ended September 30, 2011 and 2010, respectively. Therefore, there were no realized gains or losses for the three months ended September 30, 2011 and 2010, respectively.

Proceeds from the sales of securities were $4.1 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively. There was $276,474 and $24,367 in gross realized gains for the nine months ended September 30, 2011 and 2010, respectively. There were no gross realized losses for the nine months ended September 30, 2011 and $24,789 in gross realized losses for the nine months ended September 30, 2010. The tax provision (benefit) applicable to these net realized gains and losses amounted to $94,001 and $(143), respectively.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The new guidance only relates to financial statement disclosures and does not affect the Company’s financial condition or result of operations. The following disclosures incorporate the new guidance.

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	September 30,	December 31,
	2011	2010
Mortgage loans:
One-to-four family residential loans	$89,444,162	$90,986,542
Multi-family residential loans	6,167,773	6,477,260

Total mortgage loans	95,611,935	97,463,802

Other loans:
Non-residential loans	20,165,129	22,000,554
Commercial loans	12,200,461	14,952,672
Consumer direct	717,467	978,816
Purchased auto	5,348,942	4,658,422

Total other loans	38,431,999	42,590,464

Gross loans	134,043,934	140,054,266
Less: Allowance for loan losses	(6,960,953)	(4,703,362)

Loans, net	$127,082,981	$135,350,904

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
Purchased auto	$1,022,093	$1,010,483	$2,531,837	$1,010,483

	$1,022,093	$1,010,483	$2,531,837	$1,010,483

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
One-to-four family	$(169,390)	$(142,126)	$(989,416)	$(677,602)
Multi-family	—	—	—	—
Non-residential	(130,722)	(195,127)	(1,427,447)	(273,215)
Commercial	—	(321,159)	—	(321,159)
Consumer direct	—	(14,634)	(10,525)	(13,594)
Purchased auto	(6,079)	(5,014)	(6,801)	(10,388)

	$(306,191)	$(678,060)	$(2,434,189)	$(1,295,958)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011 and 2010:

	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
September 30, 2011
Balance at beginning of period	$2,388,307	$218,611	$1,207,606	$141,367	$15,497	$25,496	$3,996,884
Provision charged to income	1,652,051	192,571	1,399,870	19,465	(8,979)	15,282	3,270,260
Loans charged off	(169,390)	—	(137,806)	—	—	(7,733)	(314,929)
Recoveries of loans previously charged off	—	—	7,084	—	—	1,654	8,738

Balance at end of period	$3,870,968	$411,182	$2,476,754	$160,832	$6,518	$34,699	$6,960,953

September 30, 2010
Balance at beginning of period	$2,257,964	$54,645	$1,142,701	$453,491	$14,426	$54,153	$3,977,380
Provision charged to income	13,735	(318)	25,968	22,226	7,035	12,179	80,825
Loans charged off	(143,968)	—	(195,127)	(321,159)	(14,634)	(10,219)	(685,107)
Recoveries of loans previously charged off	1,842	—	—	—	—	5,205	7,047

Balance at end of period	$2,129,573	$54,327	$973,542	$154,558	$6,827	$61,318	$3,380,145

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 and 2010:

	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
September 30, 2011
Balance at beginning of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362
Provision charged to income	2,435,167	305,123	2,024,324	(66,027)	(7,873)	1,066	4,691,780
Loans charged off	(990,551)	—	(1,462,844)	—	(15,000)	(11,430)	(2,479,825)
Recoveries of loans previously charged off	1,135	—	35,397	—	4,475	4,629	45,636

Balance at end of period	$3,870,968	$411,182	$2,476,754	$160,832	$6,518	$34,699	$6,960,953

September 30, 2010
Balance at beginning of year	$2,059,483	$55,340	$1,192,853	$119,824	$17,983	$69,221	$3,514,704
Provision charged to income	747,692	(1,013)	53,904	355,893	2,438	2,485	1,161,399
Loans charged off	(681,069)	—	(273,215)	(321,159)	(14,634)	(24,397)	(1,314,474)
Recoveries of loans previously charged off	3,467	—	—	—	1,040	14,009	18,516

Balance at end of period	$2,129,573	$54,327	$973,542	$154,558	$6,827	$61,318	$3,380,145

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010:

	One-to-four Family	Multi-family	Nonresidential	Commercial	Consumer Direct	Purchased Auto	Total
September 30, 2011
Loans individually evaluated for impairment	$8,686,653	$562,001	$3,868,382	$7,340	$47,512	$3,365	$13,175,253
Loans collectively evaluated for impairment	80,757,509	5,605,772	16,296,747	12,193,121	669,955	5,345,577	120,868,681

Ending Balance	$89,444,162	$6,167,773	$20,165,129	$12,200,461	$717,467	$5,348,942	$134,043,934

Period-end allowance allocated to:
Loans individually evaluated for impairment	$2,732,545	$365,780	$1,945,420	$7,311	$1,785	$3,365	$5,056,206
Loans collectively evaluated for impairment	1,138,423	45,402	531,334	153,521	4,733	31,334	1,904,747

Balance at end of period	$3,870,968	$411,182	$2,476,754	$160,832	$6,518	$34,699	$6,960,953

December 31, 2010
Loans individually evaluated for impairment	$8,664,644	$562,135	$6,203,960	$259,394	$30,859	$—	$15,720,992
Loans collectively evaluated for impairment	82,321,898	5,915,125	15,796,594	14,693,278	947,957	4,658,422	124,333,274

Ending Balance	$90,986,542	$6,477,260	$22,000,554	$14,952,672	$978,816	$4,658,422	$140,054,266

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1,612,783	$—	$1,571,243	$32,779	$17,565	$—	$3,234,370
Loans collectively evaluated for impairment	812,434	106,059	308,634	194,080	7,351	40,434	1,468,992

Balance at end of period	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of September 30, 2011 and December 31, 2010:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	3 Month Average Recorded Investment	9 Month Average Recorded Investment
September 30,2011
One-to-four family	$8,686,653	$486,105	$8,200,548	$8,686,653	$2,732,545	$8,528,944	$8,470,038
Multi-family	562,001	—	562,001	562,001	365,780	562,001	562,016
Non-residential	5,152,832	567,607	3,300,775	3,868,382	1,945,420	4,325,200	5,331,460
Commercial	7,340	—	7,340	7,340	7,311	7,340	100,842
Consumer direct	47,512	25,319	22,193	47,512	1,785	11,522	21,446
Purchased auto	3,365	—	3,365	3,365	3,365	3,365	1,496

	$14,459,703	$1,079,031	$12,096,222	$13,175,253	$5,056,206	$13,438,372	$14,487,298

December 31, 2010
One-to-four family	$8,664,644	$2,843,409	$5,821,235	$8,664,644	$1,612,783
Multi-family	562,135	562,135	—	562,135	—
Non-residential	6,203,960	424,033	5,779,927	6,203,960	1,571,243
Commercial	259,394	192,109	67,285	259,394	32,779
Consumer direct	30,859	9,758	21,101	30,859	17,565
Purchased auto	—	—	—	—	—

	$15,720,992	$4,031,444	$11,689,548	$15,720,992	$3,234,370

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

For the three and nine months ended September 30, 2011, the Company recognized no interest income on impaired loans. Additionally, on a cash basis the Company recognized no interest income on impaired loans for the three and nine months ended September 30, 2011.

At September 30, 2011, there were 73 impaired loans totaling approximately $13.2 million, compared to 78 impaired loans totaling approximately $15.7 million at December 31, 2010. The decrease in impaired loans was primarily due to a $1.3 million charge-off on an impaired non-residential loan, resulting from the receipt of an updated appraisal on the underlying collateral. In addition, 14 previously impaired loans totaling approximately $2.0 million were returned to accrual status, 17 impaired loans totaling approximately $2.4 million were moved to OREO, 13 impaired loans totaling approximately $631,000 were paid off or charged off, and 32 loans totaling approximately $4.1 million were added to the impaired loan list.

Our loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When we modify loans and leases in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less estimated selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

The impaired loans at September 30, 2011 include $3.7 million of loans whose terms have been modified in troubled debt restructurings compared to $4.8 million at December 31, 2010. The decrease in impaired loans whose terms have been modified in troubled debt restructurings is primarily the result of eight loans totaling approximately $1.7 million that were returned to accrual status and upgraded to special mention because each of these loans performed in accordance with their restructured terms for more than six consecutive months. Additionally, another loan with a balance of approximately $248,000 was partially charged-off, the property moved to OREO and subsequently sold. The remaining restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being placed on accrual status.

Loans classified as troubled debt restructuring during the three and nine months ended September 30, 2011, segregated by class, are shown in the table below.

	Three Months ended			Nine Months ended
	September 30, 2011			September 30, 2011
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
		(as of period end)			(as of period end)
One-to-four family	4	$467,864	$120,323	5	$627,825	$165,497
Multi-family	—	—	—	1	119,197	51,290
Non-residential	—	—	—		—	—
Commercial	—	—	—		—	—
Consumer direct	—	—	—		—	—
Purchased auto	—	—	—	—	—	—

	4	$467,864	$120,323	6	$747,022	$216,787

For the three months ended September 30, 2011, the 1-4 family loan modifications were classified as TDRs due to the modification of interest rates to below market rates. For the nine months ended September 30, 2011, four of the 1-4 family loan modifications were classified as TDRs due to interest rate reductions below market rates while the other 1-4 family loan modification was due to an over advance on collateral. The loan classified as multi-family was classified as a TDR due to modification of the due date. The financial impact of these modifications was insignificant.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Troubled debt restructured loans which had payment defaults (i.e. 60 days or more past due following a modification), during the three and nine months ended September 30, 2011, segregated by class, are shown in the table below.

	Three Months ended		Nine Months ended
	September 30, 2011		September 30, 2011
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
		(as of period end)		(as of period end)
One-to-four family	3	$475,126	6	$1,929,395
Multi-family	—	—	1	554,780
Non-residential	—	—	—	—
Commercial	—	—	—	—
Consumer direct	—	—	—	—
Purchased auto	—	—	—	—

	3	$475,126	7	$2,484,175

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. For the seven TDRs that have defaulted during 2011, there is approximately $1.1 million of specific provision allocated to cover any potential impairment. There is $373,000 allocated to the multi-family segment and the remaining $729,000 is allocated to the 1-4 family segment. Qualitative factors are updated quarterly for trends in economic and nonperforming factors.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of September 30, 2011 and December 31, 2010:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
September 30, 2011
One-to-four family	$8,340,114	$17,805
Multi-family	554,780	—
Non-residential	3,385,980	—
Commercial	7,311	—
Consumer direct	38,028	—
Purchased auto	3,365	—

	$12,329,578	$17,805

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
December 31, 2010
One-to-four family	$4,023,022	$—
Multi-family	—	—
Non-residential	1,248,038	—
Commercial	19,882	—
Consumer direct	—	—
Purchased auto	—	—

	$5,290,942	$—

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the aging of the recorded investment in loans, by class of loans, as of September 30, 2011 and December 31, 2010:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2011
One-to-four family	$3,602,630	$878,098	$5,586,039	$10,066,767	$79,377,395	$89,444,162
Multi-family	—	—	554,780	554,780	5,612,993	6,167,773
Non-residential	—	211,291	380,518	591,809	19,573,320	20,165,129
Commercial	114,394	7,311	—	121,705	12,078,756	12,200,461
Consumer direct	18,870	1,351	—	20,221	697,246	717,467
Purchased auto	4,919	—	3,365	8,284	5,340,658	5,348,942

	$3,740,813	$1,098,051	$6,524,702	$11,363,566	$122,680,368	$134,043,934

	Loans 30- 59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2010
One-to-four family	$4,083,411	$2,175,839	$4,023,022	$10,282,272	$80,704,270	$90,986,542
Multi-family	562,135	—	—	562,135	5,915,125	6,477,260
Non-residential	1,134,028	183,456	1,248,038	2,565,522	19,435,032	22,000,554
Commercial	—	—	19,882	19,882	14,932,790	14,952,672
Consumer direct	18,282	—	—	18,282	960,534	978,816
Purchased auto	14,961	23,376	—	38,337	4,620,085	4,658,422

	$5,812,817	$2,382,671	$5,290,942	$13,486,430	$126,567,836	$140,054,266

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. For commercial and non-residential real estate loans, the Company’s credit quality indicator is internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed annually, at a minimum, and on an as needed basis depending on the specific circumstances of the loan.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

As of September 30, 2011 and December 31, 2010, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated
September 30, 2011
One-to-four family	$—	$3,510,958	$8,686,653	$—	$77,246,551
Multi-family	—	—	562,001	—	5,605,772
Non-residential	15,128,262	1,168,485	3,868,382	—	—
Commercial	10,734,586	1,458,535	7,340	—	—
Consumer direct	—	1,351	47,512	—	668,604
Purchased auto	—	—	3,365	—	5,345,577

Total	$25,862,848	$6,139,329	$13,175,253	$—	$88,866,504

	Pass	Special Mention	Substandard	Doubtful	Not rated
December 31, 2010
One-to-four family	$—	$3,376,464	$8,664,644	$—	$78,945,434
Multi-family	—	200,376	562,135	—	5,714,749
Non-residential	15,160,601	635,993	6,203,960	—	—
Commercial	10,730,612	3,962,666	259,394	—	—
Consumer direct	—	35,212	30,859	—	912,745
Purchased auto	—	—	—	—	4,658,422

Total	$25,891,213	$8,210,711	$15,720,992	$—	$90,231,350

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense for the nine months ended September 30, 2011 and 2010, was approximately $97,000 and $86,000, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. The increase in stock-based compensation expense was due to the options and shares granted to the Company’s CEO in November of 2010. For the nine months ended September 30, 2011 and 2010, the Company did not grant additional options or shares under the MRP.

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

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU No. 2011-01, temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring were finalized with the issuance of ASU No. 2011-02.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2011-01. The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ending September 30, 2011 and have been be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU No. 2011-02 expanded existing disclosure requirements but did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

Basis of Fair Value Measurement:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the third quarter of 2011.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

				Total
	Level 1	Level 2	Level 3	Fair Value
September 30, 2011
U.S. agency securities available for sale	$—	$3,045,140	$—	$3,045,140
Municipal bonds available for sale	—	3,110,259	—	3,110,259
Residential mortgage-backed securities available for sale	—	27,851,435	—	27,851,435

	$—	$34,006,834	$—	$34,006,834

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2010
U.S. agency securities available for sale	$—	$5,568,530	$—	$5,568,530
Residential mortgage-backed securities available for sale	—	26,894,172	—	26,894,172

	$—	$32,462,702	$—	$32,462,702

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2011
Foreclosed assets	$—	$955,845	$224,426	$1,180,271
Impaired loans, net	—	1,498,155	5,541,861	7,040,016

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2010
Foreclosed assets	$—	$1,266,121	$96,029	$1,362,150
Impaired loans, net	—	3,471,973	4,983,205	8,455,178

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following information presents estimated fair value of the Company’s financial instruments as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$3,825,448	$3,825,448	$4,378,835	$4,378,835
Federal funds sold	17,000	17,000	5,016,000	5,016,000
Securities available for sale	36,541,786	36,541,786	34,997,654	34,997,654
Accrued interest receivable	682,544	682,544	751,769	751,769
Loans	127,082,981	127,591,000	135,350,904	142,074,000
Mortgage servicing rights	181,412	181,412	183,365	183,365

Financial Liabilities:
Deposits	160,351,901	161,778,000	170,831,454	174,933,000
Accrued interest payable	10,221	10,221	51,750	51,750

The following methods and assumptions were used by the Bank in estimating the fair value of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Federal Funds Sold: The carrying amounts reported in the balance sheets for federal funds sold approximate fair values.

Securities: The Company obtains fair value measurements of available for sale securities from an independent pricing service. See Note 11– Fair Value Measurement and Disclosure for further detail on how fair values of marketable securities are determined. The carrying value of non-marketable equity securities approximates fair value.

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of September 30, 2011 and December 31, 2010, the fair value of the commitments is immaterial in nature.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2011 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

The Company’s total assets decreased $12.1 million, or 6.2%, to $183.0 million at September 30, 2011, from $195.1 million at December 31, 2010 due primarily to a decrease in loans caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure. Specifically, the decrease is the result of the following: a decrease in loans of $8.3 million; a decrease in federal funds sold of $5.0 million; a decrease in premises and equipment of $183,000, due primarily to depreciation; a decrease in cash and cash equivalents of $553,000; a decrease in foreclosed real estate of $185,000, as properties were sold; a decrease in other assets of $200,000; a decrease to prepaid FDIC insurance premiums of $204,000; and a decrease in accrued interest receivable of $69,000. The decreases were partially offset by an increase in securities available for sale of $1.5 million due to purchases of $13.6 million, offset by sales, maturities and pay-downs of $12.0 million, and an increase in deferred tax assets of $996,000.

Cash and cash equivalents decreased $553,000, or 12.6%, to $3.8 million at September 30, 2011 from $4.4 million at December 31, 2010 primarily as a result of the cash used in operating and financing activities slightly exceeding the cash provided by investing activities.

Securities available for sale increased $1.5 million, or 4.8%, to $34.0 million at September 30, 2011 from $32.5 million at December 31, 2010. The increase was primarily the result of purchases of $13.6 million offset by $12.0 million in sales, calls, maturities and pay-downs.

Loans, net of the allowance for loan losses, decreased $8.3 million, or 6.1%, to $127.1 million at September 30, 2011 from $135.4 million at December 31, 2010. The decrease in loans, net of the allowance for loan losses, was primarily caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure, in addition to an increase in the allowance for loan losses of $2.3 million. The Company is focusing its lending efforts on customers based primarily in its local market.

Foreclosed real estate decreased $185,000, or 13.9%, to $1.1 million at September 30, 2011 from $1.3 million at December 31, 2010. The decrease was primarily due to the sale of 18 properties valued at $1.8 million, offset by the addition of 21 properties valued at $1.5 million acquired through loan foreclosures due to the continued stress the economic environment has placed on the Company’s customers.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions decreased $200,000, or 12.0%, to $1.5 million at September 30, 2011 from $1.7 million at December 31, 2010. The decrease in other assets was primarily due to the April 2011 receipt of a 2008 tax refund of approximately $399,000, offset by a 2010 state tax refund receivable of approximately $49,000. The prepaid FDIC premiums decreased $204,000, or 31.0%, at September 30, 2011 as a result of the amortization of the prepaid FDIC premiums for the first three quarters of 2011.

Total deposits decreased $10.5 million, or 6.1%, to $160.4 million at September 30, 2011 from $170.8 million at December 31, 2010. The decrease is primarily due to decreases in certificates of deposit of $9.4 million, which includes a decrease of $8.8 million related to the CDARS program, as the Company decided to focus on in-market deposits. Checking accounts increased $1.4 million, while money market accounts and passbook savings accounts decreased $2.5 million, at September 30, 2011 from December 31, 2010 due primarily to customers moving funds in search of a better rate environment.

Other liabilities decreased $222,000, or 9.2%, to $2.2 million at September 30, 2011 from $2.4 million at December 31, 2010. The decrease was primarily due to a decrease in accounts payable of $170,000, of which most is attributable to the final separation payment to the Company’s former CEO paid in January of 2011, decreases in escrow payable of $90,000, a decrease in building property taxes payable of $48,000, and a decrease in deferred compensation of $51,000. The decreases were partially offset by deferred gains of $68,000 on the sale of OREO properties, an increase of $53,000 in SERP payable, and an increase of $25,000 in property taxes payable on OREO.

Equity decreased $1.3 million, or 6.1%, to $20.4 million at September 30, 2011 from $21.7 million at December 31, 2010. The decrease in equity is primarily related to a net loss of $1.4 million for the nine months ended September 30, 2011.

The continuing state of economic uncertainty continues to affect our asset quality. We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, high unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have resulted in nonperforming loans increasing to 9.2% of total loan receivables as of September 30, 2011, which is up from 6.5% as of June 30, 2011 and 3.8% as of December 31, 2010.

The Company’s nonperforming assets consist of non-accrual loans and foreclosed real estate. Loans are generally placed in non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed in non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the third quarter, nonaccrual loans increased 43.1% to $12.3 million from $8.6 million as of June 30, 2011. This increase is due to several non-residential properties being negatively impacted by the economy as well as numerous one-to-four family properties, as our customers continue to be challenged during these difficult economic times.

The following table summarizes nonperforming assets for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
	(In Thousands)
Non-accrual:
One-to-four family	$8,340	$7,573	$6,677	$4,023	$3,784
Multi-family	555	555	558	—	530
Non-residential real estate	3,386	469	2,344	1,248	2,039
Commercial	7	7	192	20	—
Consumer direct	38	12	6	—	—
Purchased auto	3	3	—	—	5

Total non-accrual loans	12,329	8,619	9,777	5,291	6,358
Past due greater than 90 days and still accruing:
One-to-four family	18	31	346	—	—
Non-residential real estate	—	329	111
Consumer direct	—	2	—	—	—

Total nonperforming loans	12,347	8,981	10,234	5,291	6,358
Foreclosed real estate	1,149	685	844	1,334	782
Other repossessed assets	31	—	12	28	33

Total nonperforming assets	$13,527	$9,666	$11,090	$6,653	$7,173

The table below presents selected asset quality ratios for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
Allowance for loan losses as a percent of gross loans receivable	5.18%	2.90%	3.48%	3.35%	2.34%
Allowance for loan losses as a percent of total nonperforming loans	56.38%	44.51%	46.82%	88.89%	53.16%
Nonperforming loans as a percent of gross loans receivable	9.19%	6.52%	7.43%	3.77%	4.41%
Nonperforming loans as a percent of total assets	6.75%	4.82%	5.33%	2.71%	3.17%
Nonperforming assets as a percent of total assets	7.39%	5.19%	5.78%	3.40%	3.57%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

General. Net loss for the three months ended September 30, 2011 was $1.6 million compared to net income of $323,000 for the three months ended September 30, 2010.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,742	$2,091	$(349)	(16.69)%
Securities:
Residential mortgage-backed and related securities	218	244	(26)	(10.66)
U.S. agency securities	22	73	(51)	(69.86)
Municipal bonds	27	—	27	100.00
Dividends on non-marketable equity securities	1	—	1	100.00
Interest-bearing deposits	—	2	(2)	(100.00)

Total interest and dividend income	2,010	2,410	(400)	(16.60)

Interest expense:
Deposits	623	846	(223)	(26.36)

Total interest expense	623	846	(223)	(26.36)

Net interest income	$1,387	$1,564	$(177)	(11.32)%

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

	Three Months Ended June 30,
	2011			2010
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$128,748	$1,742	5.41%	$140,165	$2,091	5.97%
Securities, net (2)	34,184	267	3.12%	32,588	317	3.89%
Non-marketable equity securities	2,535	1	0.16%	2,535	—	0.00%
Interest-bearing deposits	1,890	—	0.00%	9,364	2	0.09%

Total interest-earning assets	167,357	2,010	4.80%	184,652	2,410	5.22%
Interest-bearing liabilities
Money Market accounts	$20,120	$29	0.58%	$23,783	$67	1.13%
Passbook accounts	12,861	3	0.09%	11,724	7	0.24%
Certificates of Deposit accounts	111,729	588	2.11%	127,734	764	2.39%
Checking accounts	11,731	3	0.10%	10,225	8	0.31%

Total interest-bearing liabilities	156,441	623	1.59%	173,466	846	1.95%

NET INTEREST INCOME		$1,387			$1,564

NET INTEREST RATE SPREAD (3)			3.21%			3.27%

NET INTEREST MARGIN (4)			3.32%			3.39%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.98%			106.45%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2011 and 2010. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30,
	2011 Compared to 2010
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(154)	$(195)	$(349)
Securities, net	12	(62)	(50)
Non-marketable equity securities	—	1	1
Interest-bearing deposits	—	(2)	(2)

Total interest-earning assets	$(142)	$(258)	$(400)

Interest expense on
Money Market accounts	$(5)	$(33)	$(38)
Passbook accounts	—	(4)	(4)
Certificates of Deposit accounts	(84)	(92)	(176)
Checking	—	(5)	(5)

Total interest-bearing liabilities	(89)	(134)	(223)

Change in net interest income	$(53)	$(124)	$(177)

Net interest income decreased $177,000, or 11.3%, to $1.4 million for the three months ended September 30, 2011 compared to $1.6 million for the three months ended September 30, 2010. Interest and dividend income decreased due to the decline in average interest earning assets of $17.3 million and the yield decreasing on interest earning assets from 5.22% to 4.80%. The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the third quarter of 2011. This decline in interest income was partially offset by a $223,000, or 26.4%, reduction in interest expense. The cost of funds declined 0.36 basis points or 18.5% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $17.0 million or 9.8%.

Provision for Loan Losses. Management recorded a loan loss provision of $3.3 million for the three months ended September 30, 2011, compared to $81,000 for the three months ended September 30, 2010. The additional provision is primarily attributed to increases in reserves in the one-to-four family segment by $1.4 million and in the non-residential segment by $1.2 million due to continued decline in collateral values. The non-residential segment increased due to numerous properties for which updated appraisals were received during the quarter that indicated the collateral values had declined significantly, resulting in specific reserves that were higher than originally anticipated. In the one-to-four family segment, there has been a continued decline in payment activity of borrowers which led to an increase in the number of impaired loans evaluated individually and necessary specific reserves. Furthermore, specific reserves for previously identified TDRs, which are now in payment default, increased during the period. Finally, as a result of economic conditions, the general reserve in the non-residential segment was increased by $0.2 million.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Company’s regulatory authorities, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such an agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. Based on its review at September 30, 2011, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the three months ended September 30, 2011 and 2010.

	Three months ended
	September 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$—	$—	$—	—%
Gain on sale of loans	—	32	(32)	(100.00)
Origination of mortgage servicing rights, net of amortization	8	—	8	100.00
Customer service fees	78	69	9	13.04
Income on bank owned life insurance	8	10	(2)	(20.00)
Other	12	3	9	300.00

Total other income	$106	$114	$(8)	(7.02)%

The decrease in total other income was primarily due to gains on the sale of loans for the third quarter of 2010. During 2011, due to low levels of loan demand there had been minimal activity for loan sales. This decrease was offset by an increase in other income and customer service fees.

Other Expenses. The following table summarizes other expenses for the three months ended September 30, 2011 and 2010.

	Three months ended
	September 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$375	$353	$22	6.23%
Directors fees	21	21	—	—
Occupancy	122	121	1	0.83
Deposit insurance premium	31	99	(68)	(68.69)
Legal and professional services	56	49	7	14.29
Data processing	78	75	3	4.00
Valuation adjustments and expenses on foreclosed real estate	25	231	(206)	(89.18)
Loss (gain) on sale of foreclosed real estate	(22)	19	(41)	215.79
Loss on sale of repossessed assets	—	1	(1)	(100.00)
Other	117	123	(6)	(4.88)

Total other expenses	$803	$1,092	$(289)	(26.47)%

Efficiency ratio (1)	53.78%	65.08%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to the decrease in valuation adjustments and expenses on foreclosed real estate and a decrease in deposit insurance premiums due to a shrinking deposit base and lower assessments by the FDIC for smaller financial institutions. Additionally, the sale of foreclosed real estate resulted in gains of $22,000 during the third quarter of 2011 as compared to the second quarter of 2010, when such sales resulted in losses of $19,000. The decreases were partially offset by an increase of $22,000 in salaries and employee benefits.

Income Taxes. The Company recorded an income tax benefit of $1.0 million and tax expense of $184,000 for the three months ended September 30, 2011 and 2010, respectively. The difference in income taxes for the periods is due to the differences in pre-tax loss/income for the applicable periods, primarily as a result of the additional provision for loan losses during the third quarter of 2011 and an increase in the State of Illinois tax rate for 2011.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

General. Net loss for the nine months ended September 30, 2011 was $1.4 million compared to net income of $359,000 for the nine months ended September 30, 2010.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$5,669	$6,467	$(798)	(12.34)%
Securities:
Residential mortgage-backed and related securities	696	724	(28)	(3.87)
U.S. agency securities	67	212	(145)	(68.40)
Municipal bonds	35	—	35	100.00
Dividends on non-marketable equity securities	2	—	2	100.00
Interest-bearing deposits	3	6	(3)	(50.00)

Total interest and dividend income	6,472	7,409	(937)	(12.65)

Interest expense:
Deposits	1,962	2,659	(697)	(26.21)

Total interest expense	1,962	2,659	(697)	(26.21)

Net interest income	$4,510	$4,750	$(240)	(5.05)%

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

	Nine Months Ended September 30,
	2011			2010
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$131,251	$5,669	5.76%	$143,373	$6,467	6.01%
Securities, net (2)	32,609	798	3.26%	32,937	936	3.79%
Non-marketable equity securities	2,535	2	0.11%	2,535	—	0.00%
Interest-bearing deposits	5,282	3	0.08%	8,579	6	0.09%

Total interest-earning assets	171,677	6,472	5.03%	187,424	7,409	5.27%
Interest-bearing liabilities
Money Market accounts	$20,949	$102	0.65%	$24,343	$245	1.34%
Passbook accounts	13,483	13	0.13%	11,826	27	0.30%
Certificates of Deposit accounts	114,979	1,835	2.13%	129,402	2,363	2.43%
Checking accounts	11,235	12	0.14%	10,174	24	0.32%

Total interest-bearing liabilities	160,646	1,962	1.63%	175,745	2,659	2.02%

NET INTEREST INCOME		$4,510			$4,750

NET INTEREST RATE SPREAD (3)			3.40%			3.25%

NET INTEREST MARGIN (4)			3.50%			3.38%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.87%			106.65%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2011 and 2010. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30,
	2011 Compared to 2010
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(523)	$(275)	$(798)
Securities, net	(8)	(130)	(138)
Non-marketable equity securities	—	2	2
Interest-bearing deposits	(2)	(1)	(3)

Total interest-earning assets	$(533)	$(404)	$(937)

Interest expense on
Money Market accounts	$(17)	$(126)	$(143)
Passbook accounts	2	(16)	(14)
Certificates of Deposit accounts	(230)	(298)	(528)
Checking	1	(13)	(12)

Total interest-bearing liabilities	(244)	(453)	(697)

Change in net interest income	$(289)	$49	$(240)

Net interest income decreased $240,000, or 5.0%, to $4.5 million for the nine months ended September 30, 2011 compared to $4.8 million for the nine months ended September 30, 2010. Interest and dividend income decreased due to the decline in average interest earning assets of $15.7 million and the yield decreasing on interest earning assets from 5.27% to 5.03%. The decrease in total loans in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the first three quarters of 2011. This decline in interest income was partially offset by a $697,000, or 26.2%, reduction in interest expense. The cost of funds declined 0.39 basis points or 19.2% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $15.1 million or 8.6%.

Provision for Loan Losses. Management recorded a loan loss provision of $4.7 million for the nine months ended September 30, 2011, compared to $1.2 million for the nine months ended September 30, 2010. The additional provision is primarily attributed to increases in specific reserves in the one-to-four family segment by $1.4 million and in the non-residential segment by $1.2 million due to continued decline in collateral values. The non-residential segment increased due to numerous properties for which updated appraisals were received during the third quarter that indicated the collateral values had declined significantly, resulting in specific reserves that were higher than originally anticipated. In the one-to-four family segment, there has been a continued decline in payment activity of borrowers which led to an increase in the number of impaired loans evaluated individually and necessary specific reserves. Furthermore, specific reserves on previously identified TDRs, which are now in payment default, increased during the period. Finally as a result of economic conditions, the general reserve in the non-residential segment was increased by $0.2 million.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Company’s regulatory authorities, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such an agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. Based on its review at September 30, 2011, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Other Income. The following table summarizes other income for the nine months ended September 30, 2011 and 2010.

	Nine months ended
	September 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$276	$—	$276	100.00%
Gain on sale of loans	8	53	(45)	(84.91)
Origination of mortgage servicing rights, net of amortization	(2)	4	(6)	(150.00)
Customer service fees	221	201	20	9.95
Income on bank owned life insurance	25	24	1	4.17
Other	142	30	112	373.33

Total other income	$670	$312	$358	114.74%

The increase in total other income was primarily due to gains on the sale of four securities during the second quarter of 2011. In addition, other elements of other income include an interest payment of approximately $90,000 on the 2008 tax refund received during the second quarter of 2011.

Other Expenses. The following table summarizes other expenses for the nine months ended September 30, 2011 and 2010.

	Nine months ended
	September 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,172	$1,490	$(318)	(21.34)%
Directors fees	63	63	—	—
Occupancy	359	372	(13)	(3.49)
Deposit insurance premium	214	283	(69)	(24.38)
Legal and professional services	178	192	(14)	(7.29)
Data processing	225	218	7	3.21
Valuation adjustments and expenses on foreclosed real estate	144	299	(155)	(51.84)
Loss on sale of foreclosed real estate	57	40	17	42.50
Loss on sale of repossessed assets	13	3	10	333.33
Other	398	387	11	2.84

Total other expenses	$2,823	$3,347	$(524)	(15.66)%

Efficiency ratio (1)	54.50%	66.12%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to the decrease in salaries and employee benefits as a result of a decrease in compensation expenses relating to changes in personnel from January 2010 to September 2011 due to the departure of the Company’s former CEO in May of 2010. The decreases were offset by the sale of foreclosed real estate which resulted in losses of $57,000 during the first three quarters of 2011 as compared to the first three quarters of 2010, when such sales resulted in losses of $40,000. Additionally, valuation adjustments and expenses on foreclosed real estate decreased to $144,000 during 2011 as compared to $299,000 for 2010.

Income Taxes. The Company recorded an income tax benefit of $977,000 for the nine months ended September 30, 2011 compared to income tax expense of $195,000 for the nine months ended September 30, 2010. The difference in income taxes for the periods is due to the differences in pre-tax loss/income for the applicable periods, primarily as a result of the additional provision for loan losses during 2011 and an increase in the State of Illinois tax rate for 2011. During the second quarter of 2011, the Company re-valued its deferred tax assets due to the State of Illinois income tax rate increase, thus increasing the state deferred income tax benefit and decreasing state income tax expense for the period.

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

At September 30, 2011 the Bank had outstanding commitments to originate $1.0 million in loans, unfunded lines of credit of $8.9 million, unfunded commitments on construction loans of $163,000, and a commitment to purchase $4.9 million in auto loans. In addition, as of September 30, 2011, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $42.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal. As of September 30, 2011, the Bank had $46.9 million of available credit from the FHLBC, based on 20 times the amount of our capital stock in the FHLBC. There were no FHLBC advances outstanding at September 30, 2011. In addition, as of September 30, 2011, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2011, the Company had cash and cash equivalents of $220,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its capital requirements with ratios at September 30, 2011 of 9.03%, 14.75% and 16.06%, respectively, compared to ratios at December 31, 2010 of 9.57%, 15.88% and 17.17%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the nine months ended September 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. As of September 30, 2011, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – [REMOVED AND RESERVED]

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC. Registrant

Date: November 14, 2011	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)