Form 10-K
period 2011-12-31
Ottawa Savings Bancorp, Inc.
filed 2012-03-28
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐.

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

As of June 30, 2011, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $6,040,751 (based on the last sale price of the common stock on the OTC Bulletin Board of $7.84 per share).

The number of shares of Common Stock of the registrant issued and outstanding as of March 28, 2012 was 2,117,979.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA SAVINGS BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2011

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

General

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $182.9 million at year-end 2011 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of December 31, 2011, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

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

	At December 31,
	2011		2010		2009		2008		2007
	(Dollars in Thousands)
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
One-to-four family	$80,334	60.41%	$82,442	58.75%	$89,595	58.76%	$100,057	62.83%	$96,571	59.74%
Multi-family	5,580	4.20%	6,237	4.44%	5,512	3.62%	3,809	2.39%	5,542	3.43%
Lines of credit	14,219	10.69%	15,325	10.92%	14,540	9.54%	13,300	8.35%	9,632	5.96%
Non-residential real estate	20,058	15.08%	20,362	14.51%	21,841	14.33%	22,473	14.11%	27,748	17.17%
Commercial	5,965	4.49%	9,795	6.98%	10,528	6.90%	4,367	2.75%	2,600	1.61%
Construction	982	0.74%	531	0.38%	3,858	2.53%	5,158	3.24%	8,138	5.03%
Consumer	5,832	4.39%	5,637	4.02%	6,592	4.32%	10,081	6.33%	11,404	7.06%

Total loans, gross	132,970	100.00%	140,329	100.00%	152,466	100.00%	159,245	100.00%	161,635	100.00%

Undisbursed portion of loan funds	(171)		(178)		(152)		(1,114)		(3,262)
Allowance for loan losses	(4,747)		(4,703)		(3,515)		(1,605)		(605)
Deferred loan costs (fees), net	(80)		(97)		(99)		(82)		(66)

Total loans, net	$127,972		$135,351		$148,700		$156,444		$157,702

Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
One-to-four family	$754	$796	$668	$703	$737
Multi-family	2,405	2,465	1,797	1,821	3,545
Non-residential real estate	3,353	5,399	6,717	7,661	13,203
Consumer	5,179	4,658	5,017	8,067	9,286

Total	$11,691	$13,318	$14,199	$18,252	$26,771

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2011. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2011
	One-to- four family	Multi-family	Lines of credit	Non-residential real estate	Commercial	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$669	$—	$5,560	$3,004	$43	$982	$363	$10,621

After one year
More than one year to three years	857	2,412	576	1,906	1,364	—	1,533	8,648
More than three years to five years	681	—	768	24	3,138	—	2,193	6,804
More than five years to ten years	4,728	661	3,596	1,613	750	—	1,652	13,000
More than ten years to twenty years	24,764	1,490	3,719	7,299	670	—	91	38,033
More than twenty years	48,635	1,017	—	6,212	—	—	—	55,864

Total due after December 31, 2012	79,665	5,580	8,659	17,054	5,922	—	5,469	122,349

Gross Loans Receivable	$80,334	$5,580	$14,219	$20,058	$5,965	$982	$5,832	$132,970

Less:
Undisbursed portion of loan funds								(171)
Allowance for loan losses								(4,747)
Deferred loan costs (fees)								(80)

Total loans, net								$127,972

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$39,766	$39,899	$79,665
Multi-family	1,644	3,936	5,580
Lines of credit	—	8,659	8,659
Non-residential real estate	4,272	12,782	17,054
Commercial	4,020	1,902	5,922
Consumer	5,469	—	5,469

Total	$55,171	$67,178	$122,349

Asset Quality. Although we have no subprime or Alt-A loans in our loan portfolio, and no subprime or Alt-A backed issues among our securities, the subprime crisis may affect us indirectly, albeit to a lesser extent than it will likely impact those banks and thrifts that produced and retained significant portfolios of such loans and securities. While we believed that the nature of our one-to-four family lending niche and the conservative nature of our underwriting standards would limit the impact of the downward turn in the credit cycle on the quality of our assets—particularly in comparison with those institutions that were involved in subprime and Alt-A lending—the downturn in the credit cycle resulted in our experiencing additional charge-offs and/or provisions for loan losses, which impacted our results of operations.

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the National Monthly Median cost of funds ratio for all Deposit Insurance Fund (“DIF”)-insured institutions. The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 3.25%, 3.75% and 4.25% for the one, three and five year adjustable rate loans, respectively, and 4.25%, 4.75% and 5.25% for non-owner occupied one-to-four family properties, respectively, at this time. The initial and floor rates on multi-family and non-residential properties are generally based on the National Monthly Median cost of funds plus a spread with the initial rate and floor rates ranging from 4.25% to 5.25%, respectively.

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

We originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. The largest outstanding residential construction loan at December 31, 2011 was $348,000, of which $208,600 was disbursed. We also require periodic inspections of the property during the term of the construction.

We generally do not make conventional loans with loan-to-value ratios exceeding 80%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance, government guarantee or additional collateral. We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our Board of Directors and licensed by the State of Illinois. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, or flood insurance for loans on property located in a flood zone, before closing the loan.

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

We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan to value ratio of 80% of the appraisal value. Our land loans are adjustable loans with adjustments occurring every one, three and five years, based on the original contract. Interest rate adjustments are based on the National Monthly Median cost of funds plus a spread. For adjustable loans in this class, the loans generally have a floor ranging from the initial rate up to 5.25%.

We also make non-residential loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. The largest non-residential loan at December 31, 2011 was $2.2 million, of which $2.2 million was disbursed. For adjustable loans in this category, there generally is an interest rate floor ranging from 3.75% to 6.00%.

Loans secured by multi-family and non-residential real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in multi-family and non-residential real estate lending is the borrower’s credit-worthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a multi-family or non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.

Commercial Loans. These loans consist of operating lines of credit secured by general business assets and equipment. We loan primarily to businesses with less than $5,000,000 in annual revenues. The operating lines of credit are generally short term in nature with interest rates tied to short term rates and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is an interest rate floor built in to them ranging from 3.75% to 6.00%. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. The Bank has originated commercial loans from Bankers Healthcare Group in prior years. Bankers Healthcare Group specializes in loans to healthcare professionals of all specialties throughout the United States. These loans are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house.

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

Purchased Auto Loans. The Bank purchases auto loans from regulated financial institutions. At December 31, 2011 and 2010, we had $5.2 million and $4.7 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the purchase of any given loan pool. During 2011, we purchased $3.0 million of auto loans.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2011, we had an aggregate of $11.7 million in purchased loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2011 was $1.1 million. This loan is currently in the process of being restructured as of December 31, 2011.

We sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $0.6 million and $8.7 million of loans in the years ended December 31, 2011 and 2010, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended
	December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Beginning balance, net	$135,351	$148,700	$156,444	$157,702	$142,537
Loans originated
One-to-four family	5,666	19,872	25,587	14,500	21,258
Multi-family	129	562	2,245	518	642
Lines of credit	1,799	530	5,315	2,664	618
Non-residential real estate	4,015	1,085	2,196	2,115	5,771
Commercial	335	8,287	7,738	2,514	2,131
Construction	982	668	710	1,799	8,118
Consumer	190	481	961	1,301	1,577

Total loans originated	13,116	31,485	44,752	25,411	40,115
Loans purchased
One-to-four family	—	—	—	—	—
Multi-family	—	—	4	24	51
Non-residential real estate	—	—	895	744	2,348
Commercial	—	—	—	—	—
Consumer	3,050	2,003	—	1,800	4,420

Total loans purchased	3,050	2,003	899	2,568	6,819
Loan sales (1)	(598)	(8,713)	(14,772)	(2,785)	(3,148)
Principal payments	(22,927)	(36,912)	(37,658)	(27,584)	(29,018)
Change in allowance for loan losses	(44)	(1,188)	(1,910)	(1,000)	(185)
Change in undisbursed loan funds	7	(26)	962	2,148	633
Change in deferred loan costs (fees)	17	2	(17)	(16)	(51)

Ending balance, net	$127,972	$135,351	$148,700	$156,444	$157,702

(1)	All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $400,000 and two members of our Board of Directors must approve loans over $400,000. Residential loans and all commercial loans above $400,000 up to $1 million in the aggregate to any borrower(s) must be approved by a majority of our inside loan committee. This committee consists of our President, Vice President and our Commercial Banking Officer. For loans to any borrower(s) in the aggregate of more than $1 million up to $2 million, approval is required by a majority of our level two loan committee, which consists of the inside loan committee, one designated outside director and our Chairman of the Board. For loan requests above $2 million in the aggregate to any borrower(s), approval is required by a majority of the Board of Directors level loan committee, which consists of the inside loan committee and the Bank’s Board of Directors as a whole.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2011, our regulatory maximum was $3.1 million.

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

Delinquent Loans

The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2011
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	3	$849	25	$2,459	28	$3,308
Multi-family	—	—	1	305	1	305
Lines of credit	—	—	7	1,980	7	1,980
Non-residential real estate	1	57	5	709	6	766
Construction	—	—	—	—	—	—
Commercial	—	—	1	7	1	7
Consumer	2	43	2	5	4	48

Total	6	$949	41	$5,465	47	$6,414

	December 31, 2010
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	9	$1,948	31	$3,622	40	$5,570
Multi-family	—	—	—	—	—	—
Lines of credit	4	228	6	401	10	629
Non-residential real estate	2	184	8	1,248	10	1,432
Construction	—	—	—	—	—	—
Commercial	—	—	1	20	1	20
Consumer	3	23	—	—	3	23

Total	18	$2,383	46	$5,291	64	$7,674

	December 31, 2009
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	11	$777	26	$3,856	37	$4,633
Multi-family	—	—	—	—	—	—
Lines of credit	2	139	6	248	8	387
Non-residential real estate	2	153	7	2,020	9	2,173
Construction	—	—	—	—	—	—
Consumer	2	1	3	25	5	26

Total	17	$1,070	42	$6,149	59	$7,219

	December 31, 2008
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	21	$1,550	31	$3,534	52	$5,084
Multi-family	—	—	2	453	2	453
Lines of credit	1	48	5	73	6	121
Non-residential real estate	7	1,550	2	1,188	9	2,738
Construction	1	54	—	—	1	54
Consumer	7	70	5	32	12	102

Total	37	$3,272	45	$5,280	82	$8,552

	December 31, 2007
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	17	$1,405	18	$1,303	35	$2,708
Lines of credit	2	58	6	353	8	411
Non-residential real estate	1	146	3	1,159	4	1,305
Construction	1	204	—	—	1	204
Consumer	8	22	9	89	17	111

Total	29	$1,835	36	$2,904	65	$4,739

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

An insured institution is required to establish allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of the Comptroller of the Currency (“OCC”).

On the basis of management’s review of its assets, at December 31, 2011 and 2010, we had classified $4.9 million and $8.2 million, respectively, of our assets as special mention and $10.3 million and $15.7 million, respectively, of our assets as substandard. We had classified none of our assets as doubtful at December 31, 2011 and December 31, 2010. There were no assets classified as loss for the years ended December 31, 2011 or 2010. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

As the economic downturn continued in our market during 2011 and foreclosures and liquidations as a manner of reducing non-performing assets proved costly, the Company initiated a restructuring process with respect to certain non-performing loans that provided for restructuring of the terms of the loan due to economic or legal reasons related to the borrower’s financial difficulties. Troubled debt restructurings are considered to be non-performing, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms for the restructured loan. At December 31, 2011, 15 loans (with aggregate balances of $4.1 million) of our 72 substandard loans (with aggregate balances of $10.3 million) were considered troubled debt restructurings and were included in nonperforming assets. At December 31, 2010, 18 loans (with aggregate balances of $4.9 million) of our 82 substandard loans (with aggregate balances of $15.7 million) were considered troubled debt restructurings and were included in nonperforming assets.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

	December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Non-accrual:
One-to-four family	$6,755	$4,023	$3,856	$3,534	$1,303
Multi-family	305	—	—	453	—
Non-residential real estate	1,566	1,248	2,020	1,188	1,159
Commercial	7	20	—	—	—
Consumer	14	—	25	32	89

Total non-accrual loans	8,647	5,291	5,901	5,207	2,551
Past due greater than 90 days and still accruing:
One-to-four family	36	—	—	—	—
Lines of credit	—	—	248	73	353

Total nonperforming loans	8,683	5,291	6,149	5,280	2,904
Foreclosed real estate	542	1,334	833	95	108

Total nonperforming assets	$9,225	$6,625	$6,982	$5,375	$3,012

	December 31,
	2011	2010	2009	2008	2007
Ratios
Allowance for loan losses as a percent of gross loans receivable	3.57%	3.35%	2.31%	1.01%	0.37%
Allowance for loan losses as a percent of total nonperforming loans	54.67%	88.89%	57.16%	30.40%	20.83%
Nonperforming loans as a percent of gross loans receivable	6.53%	3.77%	4.03%	3.32%	1.80%
Nonperforming loans as a percent of total assets	4.75%	2.71%	3.06%	2.55%	1.40%
Nonperforming assets as a percent of total assets	5.04%	3.40%	3.48%	2.61%	1.45%

The total amount of non-accrual loans increased to $8.6 million from $5.3 million for the years ended December 31, 2011 and 2010, respectively. Total non-performing loans consist of 58 loans to 31 borrowers. For the years ended December 31, 2011 and 2010, gross interest income of $326,000 and $281,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. We recognized no interest income on these loans.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Should full collection of principal be expected, cash collected on nonaccrual loans can be recognized as interest income. The allowance for loan losses as of December 31, 2011 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Balance at beginning of year	$4,703	$3,515	$1,605	$605	$420

Charge-offs:
One-to-four family	1,666	821	360	63	—
Multi-family	250	—	—	—
Non-residential real estate	3,224	952	773	—	—
Commercial	—	321	—	—	—
Consumer	43	48	69	105	56

	5,183	2,142	1,202	168	56

Recoveries:
One-to-four family	1	3	35	—	—
Multi-family	—	—	148	—	2,366
Non-residential real estate	35	—	—	—	—
Consumer	11	18	18	4	7

	47	21	201	4	2,373

Net charge-offs (recoveries)	5,136	2,121	1,001	164	(2,317)

Additions charged to operations	5,180	3,309	2,911	1,164	(2,132)

Balance at end of year	$4,747	$4,703	$3,515	$1,605	$605

Net charge-offs (recoveries) to average gross loans outstanding	3.79%	1.45%	0.64%	0.10%	(1.50)%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2011
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$3,113	65.58%	60.41%
Multi-family	438	9.23%	4.20%
Lines of credit (1)	—	—%	10.69%
Non-residential real estate	1,146	24.14%	15.08%
Commercial	11	0.23%	4.49%
Construction (1)	—	—%	0.74%
Consumer	39	0.82%	4.39%

Total allowance for loan losses	$4,747	100.00%	100.00%

	2010
		Percent Of	Percent Of Gross Loans In
		Allowance To	Each Category To Total
	Amount	Total Allowance	Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,425	51.56%	58.75%
Multi-family	106	2.25%	4.44%
Lines of credit (1)	—	—%	10.92%
Non-residential real estate	1,880	39.98%	14.51%
Commercial	227	4.83%	6.98%
Construction (1)	—	—%	0.38%
Consumer	65	1.38%	4.02%

Total allowance for loan losses	$4,703	100.00%	100.00%

	2009
	(Dollars in Thousands)
One-to-four family	$2,059	58.58%	58.76%
Multi-family	55	1.57%	3.62%
Lines of credit (1)	—	—%	9.54%
Non-residential real estate	1,193	33.94%	14.33%
Commercial	120	3.41%	6.90%
Construction (1)	—	—%	2.53%
Consumer	88	2.50%	4.32%

Total allowance for loan losses	$3,515	100.00%	100.00%

	2008
	(Dollars in Thousands)
One-to-four family	$504	31.40%	62.83%
Multi-family	47	2.93%	2.39%
Lines of credit (1)	—	—%	8.35%
Non-residential real estate	876	54.58%	14.11%
Commercial	29	1.81%	2.75%
Construction (1)	—	—%	3.24%
Consumer	149	9.28%	6.33%

Total allowance for loan losses	$1,605	100.00%	100.00%

	2007
	(Dollars in Thousands)
One-to-four family	$332	54.89%	59.74%
Multi-family	17	2.82%	3.43%
Lines of credit (1)	—	—%	5.96%
Non-residential real estate	119	19.66%	17.17%
Commercial	14	2.30%	1.61%
Construction (1)	—	—%	5.03%
Consumer	123	20.33%	7.06%

Total allowance for loan losses	$605	100.00%	100.00%

(1)	Allowances applicable to Lines of Credit and Construction loans are maintained in the related category of the underlying collateral.

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent and all loans classified as substandard or doubtful are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis.

Total allowance for loan losses remained relatively unchanged as it was $4.7 million at December 31, 2011 and it was $4.7 million at December 31, 2010. The allowance remained static with charge-offs increasing in 2011 to $5.2 million from $2.1 million in 2010 but the provision for 2011 was also $5.2 million. During 2011, management aggressively addressed several loans either by restructuring the loans or by writing down the balances to a level that reflects the significant declines in the market value of the underlying collateral, both of which resulted in increased charge-offs. The increased charge-offs were primarily in the non-residential and one-to-four family real estate segments, which also impacted the allowance for those segments. Management decreased the qualitative factors to adjust how the risk profile in the portfolio has been reduced based on stronger underwriting processes, loan portfolio has declined, nature of profile has stabilized, and past due loans have declined. Furthermore, we had impaired loans of $10.3 million with a valuation allowance of $2.3 million at December 31, 2011, compared to $15.7 million of impaired loans with a valuation allowance of $3.2 million at December 31, 2010.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, additions may be necessary if economic or other conditions in the future differ from the current environment.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.

At December 31, 2011, our investment portfolio consisted primarily of U.S. agency securities with maturities of three months to one year, municipal securities with maturities of five to more than ten years and mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

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

The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2011		2010		2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(In Thousands)
Held-to-maturity
Mortgage-backed securities	$15	$16	$18	$18	$721	$723

Available-for-sale
US agency securities	3,031	3,031	5,569	5,569	4,572	4,572
State and municipal securities	3,706	3,706	—	—	—	—
Mortgage-backed securities	26,270	26,270	26,894	26,894	22,547	22,547

Total available-for-sale	$33,007	$33,007	$32,463	$32,463	$27,119	$27,119

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2011
					More than Five
			More than One Year		Years Through Ten		More than Ten
	One Year or Less		Through Five Years		Years		Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Available-for-sale securities:
U.S agency securities	$3,031	2.34%	$—	0.00%	$—	—%	$—	—%	$3,031	2.34%
State and municipal securities	—	—%	—	0.00%	1,218	5.03%	2,488	5.85%	3,706	5.58%
Mortgage-backed securities	—	—%	23,117	3.00%	3,153	3.09%	—	—%	26,270	3.01%

Total securities available-for-sale	$3,031	2.34%	$23,117	3.00%	$4,371	3.63%	$2,488	5.85%	$33,007	3.24%

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

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

			December 31,
	2011		2010		2009
		Percent		Percent		Percent
	Amount	Of Total	Amount	Of Total	Amount	Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$4,039	2.53%	$3,536	2.07%	$3,142	1.78%
Interest Bearing Checking	12,124	7.58%	10,220	5.98%	9,852	5.60%
Money Market accounts	18,875	11.80%	21,875	12.80%	24,134	13.71%
Passbook savings accounts	13,595	8.50%	12,909	7.56%	11,245	6.39%
Certificates of Deposit accounts	111,315	69.59%	122,291	71.59%	127,636	72.52%

Total deposit accounts	$159,948	100.00%	$170,831	100.00%	$176,009	100.00%

Certificate Accounts, by rate
Less than 1.00%	$32,522	29.22%	$11,406	9.33%	$671	0.52%
1.00% to 1.99%	22,700	20.39%	47,696	39.00%	37,637	29.49%
2.00% to 2.99%	34,830	31.29%	39,335	32.17%	60,554	47.44%
3.00% to 3.99%	17,264	15.51%	19,019	15.55%	21,756	17.05%
4.00% to 4.99%	3,463	3.11%	3,973	3.25%	5,725	4.49%
5.00% to 5.99%	536	0.48%	862	0.70%	1,218	0.95%
6.00% to 6.99%	—	—%	—	—%	75	0.06%

Total Certificate Accounts	$111,315	100.00%	$122,291	100.00%	$127,636	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2011		2010		2009
	Weighted	Average	Weighted	Average	Weighted	Average
	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate	Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	—%	$3,539	—%	$3,300	0.00%	$4,626
Interest Bearing Checking	0.11%	11,282	0.17%	10,164	0.39%	9,616
Money Market accounts	0.56%	20,544	0.72%	23,775	1.94%	16,015
Passbook accounts	0.10%	13,444	0.15%	12,017	0.35%	11,569
Certificate of Deposit accounts	2.03%	114,205	2.23%	128,244	2.61%	137,698

Total	1.53%	$163,014	1.75%	$177,500	2.38%	$179,524

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Beginning of period	$170,831	$176,009	$175,230
Net deposits (withdrawals)	(13,267)	(8,368)	(3,438)
Interest credited on deposit accounts	2,384	3,190	4,217

End of period	$159,948	$170,831	$176,009

Percent change	(6.37)%	(2.94)%	0.44%

The following table indicates the amount of certificates of deposit as of December 31, 2011, by time remaining until maturity.

	Three	Over Three	Over Six	Over
	Months	To Six	To Twelve	Twelve
	Or Less	Months	Months	Months	Total
	(In Thousands)
Less than $100,000	$6,829	$8,385	$13,910	$36,119	$65,243
$100,000 to $250,000	3,230	2,987	6,472	20,692	33,381
Over $250,000	1,099	1,710	275	9,607	12,691

Total	$11,158	$13,082	$20,657	$66,418	$111,315

	Less than	1 to 2	2 to 3	3 to 4	4 to 5
	1 year	years	years	years	years	Total
	(In Thousands)
Less than 1.00%	$20,927	$11,470	$125	$—	$—	$32,522
1.00% to 1.99%	13,387	5,447	2,502	574	790	22,700
2.00% to 2.99%	272	18,376	11,240	4,362	580	34,830
3.00% to 3.99%	7,234	6,374	1,867	1,789	—	17,264
4.00% to 4.99%	2,541	922	—	—	—	3,463
5.00% to 5.99%	536	—	—	—	—	536

Total	$44,897	$42,589	$15,734	$6,725	$1,370	$111,315

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were no Federal Home Loan Bank advances outstanding at December 31, 2011. At December 31, 2011, we had the ability to borrow $46.9 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2011, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

Personnel

At December 31, 2011, we had 20 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only subsidiary is Ottawa Savings Bank.

REGULATION AND SUPERVISION

General

Ottawa Savings Bank as an insured federal savings bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits. Ottawa Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation. Ottawa Savings Bank must file reports with the OCC and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ottawa Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC (see page 23) for discussion of the mutual holding company) and Ottawa Savings Bank and their operations.

Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Ottawa Savings Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation and supervision of financial institutions, including the Bank. Under the Dodd-Frank Act, the Office Thrift Supervision (“OTS”) was eliminated and responsibility for the supervision and regulation of federal savings associations was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. At the same time, the responsibility for supervising and regulating the savings and loan holding companies like Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC was transferred to the Federal Reserve Board. In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of $10.0 billion or less in assets will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank

Act will, at a minimum, result in increased regulatory burden and compliance costs for Ottawa Savings Bank, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC.

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

Regulation of Federal Savings Banks

Business Activities. Federal laws and regulations govern the activities of federal savings banks, such as the Ottawa Savings Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorizes depository institutions to pay interest on commercial demand deposits effective July 21, 2011.

Capital Requirements. The applicable capital regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, banks must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings banks to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2011, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.

Generally, a savings bank that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings bank that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OCC within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings banks are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a savings bank fails to meet any standard prescribed by the guidelines, the OCC may require the savings bank to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the savings bank does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the savings bank would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the savings bank must still provide 30 days prior written notice to the Federal Reserve Board of the capital distribution if, like Ottawa Savings Bank, it is a subsidiary of a holding company, as well as a written notice filing with the OCC. If Ottawa Savings Bank’s capital were ever to fall below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings banks to meet a qualified thrift lender test. Under the test, a savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily multi-family residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2011, Ottawa Savings Bank maintained 91.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Ottawa Savings Bank’s authority to lend to, and engage in certain transactions (collectively, “covered transactions”) with “affiliates” (e.g., any company that controls or is under common control with an institution), including Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings bank may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Ottawa Savings Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions and 10% stockholders (“insiders”), as well as entities such persons control, must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The law restricts both the individual and aggregate amount of loans Ottawa Savings Bank may make to insiders based, in part, on Ottawa Savings Bank’s capital position and requires certain board approval procedures to be followed. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Additional restrictions apply to loans to executive officers.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation (“FDIC”) has authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the OCC (formerly OTS) to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings bank’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report or call report, its financial condition and the complexity of its portfolio. The OTS and OCC assessments paid by Ottawa Savings Bank for the year ended December 31, 2011 was approximately $95,000.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits, which have increased to $250,000 per depositor by the Deposit Insurance Fund (“DIF”) of the FDIC.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

On February 7, 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which took effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.

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

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing guarantee program. The Dodd-Frank Act extended the unlimited overage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2011 averaged 1.04 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institution with assets of $10.0 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Ottawa Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. The management of Ottawa Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). The regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, require a 3.0% reserve ratio for up to $58.8 million and an exemption of $10.7 million. The Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank had an investment in Federal Home Loan Bank of Chicago stock at December 31, 2011 of $2.35 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements, as well as general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by OCC regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operations to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OCC, in connection with its examination of a savings bank, to assess the institution’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or restrictions on its activities. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. The Bank’s most recent Community Reinvestment Act rating was “satisfactory.”

Holding Company Regulation

General. Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC are savings and loan holding companies within the meaning of federal law. As part of such, they are subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Federal Reserve Board has enforcement authority over Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Ottawa Savings Bank.

As part of the Dodd-Frank Act regulatory restructuring, the responsibilities of the OTS as to savings and loan holding companies were transferred to the Federal Reserve Board on July 21, 2011. The Federal Reserve Board is the agency that regulates bank holding companies.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Federal Reserve Board regulations, a mutual holding company, such as Ottawa Savings Bancorp MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Federal Reserve Board for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Federal Reserve Board. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all banks and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is not consistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Moreover, a company should inform the Federal Reserve Board reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Stock Holding Company Subsidiary Regulation. The Federal Reserve Board has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Ottawa Savings Bancorp, Inc. is the stock holding company subsidiary of Ottawa Savings Bancorp MHC. Ottawa Savings Bancorp, Inc. is permitted to engage in activities that are permitted for Ottawa Savings Bancorp MHC subject to the same restrictions and conditions.

Waivers of Dividends. Federal Reserve Board regulations currently require mutual holding companies to notify them if they propose to waive receipt of dividends from their stock holding company subsidiary. In addition, the regulations require that the mutual holding company obtain the approval of a majority of the eligible votes of members of the mutual holding company (generally Bank depositors) before it can waive dividends. The Federal Reserve Board reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Subject to the non-objection or approval of the Federal Reserve Board, we anticipate that Ottawa Savings Bancorp MHC will waive dividends that Ottawa Savings Bancorp, Inc. may pay, if any.

Conversion to Stock Form. Federal Reserve Board regulations permit Ottawa Savings Bancorp MHC to convert from the mutual form of organization to the capital stock form of organization. In a conversion transaction, a new holding company would be formed as the successor to Ottawa Savings Bancorp MHC and Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC’s corporate existence would end and certain depositors in the Bank would receive a right to subscribe for shares of a new holding company. In a conversion transaction, each share of common stock of Ottawa Savings Bancorp, Inc. held by stockholders other than Ottawa Savings Bancorp MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than Ottawa Savings Bancorp MHC own the same percentage of common stock in the new holding company as they owned in Ottawa Savings Bancorp, Inc. immediately before conversion. The total number of shares held by stockholders other than Ottawa Savings Bancorp MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings bank. Under certain circumstances, a change of “control” may occur, and prior notice is required, upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Bank Control Act, the Federal Reserve

Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2007. Ottawa Savings Bank’s maximum federal income tax rate was 35% for both the 2011 and 2010 tax year.

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

State Taxation

Ottawa Savings Bancorp, Inc. is subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 7.0% and 2.5%, respectively, for fiscal year 2011. These amounts increased from 2010 levels which were 4.8% and 2.5%. These taxes are imposed on our federal taxable income, with certain adjustments.

ITEM 1A.	RISK FACTORS

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2011, our allowance for loan losses as a percentage of total gross loans was 3.57% and as a percentage of total non-performing loans was approximately 54.67%. Because of the concentration of one-to-four family, non-residential and commercial loans in our loan portfolio, the movement of a small number of loans to non-performing status can have a significant impact on this ratio. Although management believes that the allowance for loan losses as of December 31, 2011 was adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions worsen beyond what management currently expects. Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations. For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Comparison of Financial Condition at December 31, 2011 and December 31, 2010—Provision for Loan Losses.”

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

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. During 2011, the FDIC modified its calculation for assessing premiums and shifted the responsibility for shoring up the shortfall in the DIF. The decrease in the base assessment rate for 2011 has decreased our deposit insurance costs from 2010 levels and positively impacted our earnings. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.1 million. Any increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Short-term market interest rates (which we use as a guide to price our deposits) have decreased to historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not decreased as significantly. This change in the market yield curve has had a positive impact on our interest rate spread and net interest margin. For the year ended December 31, 2011, our interest rate spread was 3.43% compared to 3.31% for the year ended December 31, 2010. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Over the last year however, the U.S. Federal Reserve has maintained its target for the federal funds rate at .25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to re-deploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2011, we held approximately 6.4% of all bank and thrift deposits in LaSalle County, which was the 6th largest market share of deposits out of twenty-four financial institutions (excluding credit unions) in LaSalle County. Notwithstanding our market share, we face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

As of December 31, 2011, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle County in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.

If the value of real estate in LaSalle County, Illinois were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in LaSalle County, Illinois, a continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. The median home sale prices in LaSalle County have declined approximately 20.5% since late 2009 and a further decline in property values would further diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, decreases in asset quality have required and may require further additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

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

We are subject to extensive regulation, supervision and examination by the OCC, our chartering authority and the FDIC, as insurer of our deposits. Ottawa Savings Bancorp MHC, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bank are all subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted financial regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which formerly regulated the Bank, was merged into the OCC. Savings and loan holding companies, including Ottawa Savings Bancorp MHC and Ottawa Savings Bancorp, are now regulated by the Federal Reserve Board. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as Ottawa Savings Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Ottawa Savings Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the OCC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” for a discussion of regulatory capital requirements.

The Federal Reserve Board has adopted an interim final rule which requires Ottawa Savings Bancorp, MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the regulations also require that Ottawa Savings Bancorp, MHC obtain the approval of a majority of the eligible votes of members of the Ottawa Savings Bancorp, MHC (generally Bank depositors) before it can waive dividends. For a grandfathered company such as Ottawa Savings Bancorp, MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the timing of changes to the interim final rule, if any, the form of the final dividend waiver regulations or the effect of such regulations on Ottawa Savings Bancorp, MHC’s ability to waive dividends.

While Ottawa Savings Bancorp, MHC is grandfathered for purposes of the Federal Reserve Board dividend waiver regulations, we cannot assure that the Federal Reserve Board will grant dividend waiver requests in the future and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests. The denial of a dividend waiver request or the imposition of burdensome conditions on an approval of a waiver request may significantly limit the amount of dividends the Company pays in the future, if any.

The Federal Reserve Board policy on remutualization transactions could prohibit acquisition of Ottawa Savings Bancorp, which may adversely affect our stock price.

Current Federal Reserve Board regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, Ottawa Savings Bancorp’s former regulator, the OTS, had adopted a policy statement indicating that it viewed remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. The Federal Reserve Board has not adopted a similar policy statement or issued on the matter and future Federal Reserve Board regulation may negatively affect Ottawa Savings Bancorp. Under certain circumstances, the Federal Reserve Board may give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Federal Reserve Board’s concerns are not warranted in the particular case. Should the Federal Reserve Board prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to this facility at December 31, 2011.

		Net Book
	Year	Value at			Date of
	Opened/	December 31,	Square	Owned/	Lease
Location	Acquired	2011	Footage	Leased	Expiration
925 LaSalle Street, Ottawa, IL 61350	1958	$6,645,000	21,000	Owned	N/A

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than legal proceedings occurring in the ordinary course of business. Such legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	MINE SAFETY PROCEEDINGS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2011, the Company had 366 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2011 and 2010. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2011			2010
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$8.79	$5.25	$0.05	$9.50	$6.25	$0.05
Second quarter	$8.25	$5.55	$0.05	$9.25	$8.00	$0.05
Third quarter	$7.84	$4.10	$—	$9.25	$6.48	$0.05
Fourth quarter	$5.50	$3.02	$—	$8.00	$5.00	$0.05

Dividend Policy

The Company paid cash dividends of $0.10 per share during 2011 and $0.20 per share during 2010. On August 18, 2011, the Company announced that the Board of Directors voted to suspend the equity cash dividend on the Company’s common stock in an effort to conserve capital, and that the board intended to reevaluate the payment of a quarterly dividend on a quarter-by-quarter basis. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any future cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state income tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank and ability of the MHC to waive the receipt of dividends paid by the Company to its shareholders. Federal and state law imposes certain limitations on dividends by savings banks and the waiver of receipt of dividends by mutual holding companies. See “Item 1. Business.” and “Item 1A. Risk Factors.”

Issuer Purchases

			Number of Shares	Maximum Number
			Purchased as Part	of Shares that
	Number	Average	of Publicly	may yet be
	of Shares	Price Paid	Announced	Purchased Under
	Purchased (1)	per Share	Programs	the Program (1)
October 1-31, 2011	—	—	—	NA
November 1-30, 2011	1,517	4.25	—	NA
December 1-31, 2011	177	3.50	—	NA

Total	1,694	4.17	—	NA

(1)	The shares were purchased by the Company from recipients of Management Recognition Plan awards, vesting in November and December of 2011, who chose to sell a portion of their shares to pay applicable federal, state, and medicare withholding taxes. For additional information on the Management Recognition Plan, see Note 11 in the notes to the consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-2.

	At December 31,
	2011	2010	2009
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$182,950	$195,127	$200,697
Loans, net (1)	127,972	135,351	148,700
Securities held to maturity	—	—	721
Securities available for sale	33,007	32,463	27,119
Deposits	159,948	170,831	176,009
Stockholders’ Equity	20,413	21,687	22,047
Book Value per common share	$9.64	$10.23	$10.39

(1)	Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.

	Years Ended December 31,
	2011	2010	2009
	(In Thousands, except per share data)
Operations Data:
Total interest and dividend income	$8,567	$9,793	$10,822
Total interest expense	2,570	3,432	4,745

Net interest income	5,997	6,361	6,077
Provision for loan losses	5,180	3,309	2,911
Other income	758	430	1,048
Other expense	3,770	4,343	3,884
Income tax (benefit) expense	(921)	(354)	94

Net (loss) income	$(1,274)	$(507)	$236

Basic (loss) earnings per share	$(0.62)	$(0.25)	$0.12

Diluted (loss) earnings per share	$(0.62)	$(0.25)	$0.12

	At or for the Years Ended
	December 31,
	2011	2010	2009
Performance Ratios:
(Loss) return on average assets	(0.68)%	(0.25)%	0.12%
(Loss) return on average stockholders’ equity	(5.97)	(2.26)	1.07
Average stockholders’ equity to average assets	11.45	11.10	10.87
Stockholders’ equity to total assets at end of period	11.16	11.11	10.99
Net interest rate spread (1)	3.43	3.31	3.02
Net interest margin (2)	3.53	3.43	3.21
Average interest-earning assets to average interest-bearing liabilities	106.61	106.54	107.70
Other expense to average assets	2.02	2.18	1.91
Efficiency ratio (3)	55.81	63.95	54.51
Dividend payout ratio	(0.16)	(0.81)	1.72
Regulatory Capital Ratios:
Tangible capital (to average assets)	9.38	9.57	9.70
Tier 1 core capital (to average assets)	9.38	9.57	9.70
Total risk-based capital (to risk-weighted assets)	16.76	17.17	17.09
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	3.79	1.45	0.64
Allowance for loan losses to gross loans outstanding	3.57	3.35	2.31
Non-performing loans to gross loans	6.53	3.77	4.03
Non-performing assets to total assets (4)	5.04	3.40	3.48
Other Data:
Number of full-service offices	1	1	1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)	Non-performing assets consist of non-performing loans and foreclosed real estate. Non-performing loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and deferred income taxes to be our critical accounting policy.

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

Per accounting guidance, the Company reviewed its deferred tax assets at December 31, 2011 and determined that no valuation allowance was necessary. Despite the current year net operating loss and challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

The Company’s total assets decreased $12.2 million, or 6.2%, to $182.9 million at December 31, 2011, from $195.1 million at December 31, 2010 due primarily to a decrease in loans caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure. Specifically, the decrease is the result of a decrease in loans of $7.4 million, a $3.4 million decrease in federal funds sold, a decrease of $1.4 million in cash and cash equivalents, a decrease of $0.8 million in foreclosed real estate due to sales of properties, a decrease to prepaid FDIC insurance premiums of $0.3 million, and a decrease in premises and equipment of $0.2 million due to depreciation. The decreases were partially offset by an increase in income tax refunds receivable of $0.3 million, the deferred tax asset of $0.3, other assets of $0.2 million, and securities available for sale of $0.5 million.

Cash and cash equivalents decreased $1.4 million, or 32.7%, to $2.9 million at December 31, 2011 from $4.4 million at December 31, 2010 primarily as a result of cash used in financing activities exceeded cash provided by investing and operating activities.

Securities available for sale increased $0.5 million, or 1.7%, to $33.0 million at December 31, 2011 from $32.5 million at December 31, 2010 as the Company invested excess funds in the security portfolio to maintain liquidity levels. The increase was primarily the result of purchases of $14.2 million offset by $13.4 million in maturities and pay-downs.

Loans, net of the allowance for loan losses, decreased $7.4 million, or 5.5%, to $128.0 million at December 31, 2011, from $135.4 million at December 31, 2010. The decrease in loans, net of the allowance for loan losses, was primarily due to normal attrition and pay-downs and principal reductions exceeding the level of originations in 2011. The Company is focusing its lending efforts on customers based primarily in its local market. Additionally, in this low rate environment our customers have been aggressively accelerating principal payments. Additionally, due to economic conditions continuing to impact our customers, loan demand for 2011 declined significantly.

Foreclosed real estate decreased $0.8 million, or 59.4%, to $0.5 million at December 31, 2011, from $1.3 million at December 31, 2010. The decrease was primarily due to the level of real estate sold during 2011 exceeded the amount acquired through loan foreclosures which has increased due to the continued stress the economic environment has placed on the Company’s customers.

Deferred tax assets increased $0.3 million, or 12.2%, to $2.7 million at December 31, 2011, from $2.4 million at December 31, 2010. The increase was primarily due to the net operating loss carry forward created during 2011 which is the result of continued levels of elevated allowance for loan loss provision recorded during 2011 which was $5.2 million.

Income tax refunds receivable increased $0.3 million, or 85.1%, to $0.7 million at December 31, 2011, from $0.4 million at December 31, 2010. The increase was due to a portion of the 2011 net operating loss being carried back to 2009, thus, creating an income tax refund receivable.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions increased $0.2 million, or 13.6%, to $1.5 million at December 31, 2011, from $1.3 million at December 31, 2010. In addition, the prepaid FDIC premiums decreased $0.3 million, or 39.9%, at December 31, 2011 as a result of the amortization of the prepaid FDIC premiums for 2010.

Total deposits decreased $10.9 million, or 6.4%, to $159.9 million at December 31, 2011, from $170.8 million at December 31, 2010. The decrease is primarily due to decreases in certificates of deposit which declined $11.0 million overall with most of this decline being specifically related to the CDARS program as the Company decided to focus on in-market deposits. Checking accounts and passbook savings increased $3.1 million, or 10.4%, from December 31, 2010 to December 31, 2011 due primarily to customers moving funds into non-term products as they wait for a better rate environment. Furthermore, money market accounts declined $3.0 million.

Other liabilities increased $0.1 million, or 2.9%, to $2.5 million at December 31, 2011, from $2.4 million at December 31, 2010. The increase was primarily due to an increase in the accrued SERP payable of $0.1 million, an increase in deferred gains on OREO of $0.1 million and an increase in escrow payable of $0.1 million, offset by a decline in accounts payable of $0.2 million.

Equity decreased $1.3 million, or 5.9%, to $20.4 million at December 31, 2011, from $21.7 million at December 31, 2010. The decrease in equity is primarily related to the net loss for the year ended December 31, 2011 of approximately $1.3 million.

Comparison of Results of Operations for the Years Ended December 31, 2011 and December 31, 2010

General. Net loss for the year ended December 31, 2011 was $1.3 million compared to a net loss of $507,000 for the year ended December 31, 2010.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$7,503	$8,563	$(1,060)	(12.38)%
Securities:
Mortgage-backed and related securities	904	975	(71)	(7.28)
U.S. agency securities	84	246	(162)	(65.85)
State and municipal securities	70	—	70	100.00
Non-marketable equity securities	3	1	2	200.00
Interest-bearing deposits	3	8	(5)	(62.50)

Total interest and dividend income	8,567	9,793	(1,226)	(12.52)

Interest expense:
Deposits	2,570	3,432	(862)	(25.12)
Borrowings	—	—	—	—

Total interest expense	2,570	3,432	(862)	(25.12)

Net interest income	$5,997	$6,361	$(364)	(5.72)%

Net interest income decreased $0.4 million, or 5.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Interest and dividend income decreased due to the yield on interest earning assets decreasing from 5.28% to 5.04% and average interest earning assets declining by $15.6 million. The decline in the loan portfolio contributed to a significant portion of the change in average interest earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during 2011. This decline in interest income was more than offset by a $0.9 million or 25.1% reduction in interest expense. The cost of funds declined 36 basis points or 18.3% in 2011 due to the low rate environment. Additionally, the average balance of interest bearing liabilities declined by $14.7 million or 8.5%.

Provision for Loan Losses. Management recorded a loss provision of $5.2 million for the year ended December 31, 2011, compared to $3.3 million for the year ended December 31, 2010. The increased loss provision for the year ended December 31, 2011 was in response to the increase in specific reserve recorded for several large relationships where the collateral values deteriorated during 2011 as the distressed economic conditions continue. The $5.2 million provision for 2011 includes $2.3 million of additional valuation allowances related to 73 impaired loans totaling $10.3 million for 36 borrowers evaluated in 2011 primarily for non-residential and one-to-four family customers as these loan segments have been impacted the most during this economic downturn. This compared to $3.2 million of valuation allowances related to 75 impaired loans totaling $15.7 million for 36 borrowers evaluated in 2010. Based on a general review of the loans that were in the loan portfolio at December 31, 2011, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other income:
Gain (loss) on sale of securities	$276	$(1)	$277	(27,700.00)%
Gain on sale of loans	9	126	(117)	(92.86)
Gain (loss) on sale of OREO	16	(71)	87	(122.54)
Origination of mortgage servicing rights, net of amortization	(29)	19	(48)	(252.63)
Customer service fees	297	272	25	9.19
Income on bank owned life insurance	33	34	(1)	(2.94)
Other	155	51	104	203.92

Total other income	$757	$430	$327	76.05%

The increase in other income was primarily due to the gain on sale of securities during the second quarter of 2011. Other elements of other income that increased during 2011 were gain on sale of OREO as the properties sold with gains exceeded those with losses, customer service fees increased due to activity volume and a fee increase implemented during the year and other income was higher related to interest income earned on a tax refund that was received in 2011 for a prior year. These increases were offset slightly by declines in gain on sale of loans due to a volume decrease in 2011 as there was less activity in this area due to low rates and origination of mortgage servicing rights declining due to amortization exceeding revenue.

Other Expenses. The following table summarizes other expenses for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,544	$1,882	$(338)	(17.96)%
Directors fees	84	84	—	—
Occupancy	486	501	(15)	(2.99)
Deposit insurance premium	274	380	(106)	(27.89)
Legal and professional services	236	248	(12)	(4.84)
Data processing	304	301	3	1.00
Valuation adjustments and expenses on foreclosed real estate	224	418	(194)	(46.41)
Loss on sale of repossessed assets	14	10	4	40.00
Loss on consumer loans	82	—	82	100.00
Other	522	519	3	0.58

Total other expenses	$3,770	$4,343	$(573)	(13.19)%

Efficiency ratio (1)	55.81%	63.95%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

Total other expenses declined in 2011 by $0.6 million, or 13.2% due primarily to salaries and employee benefits being lower, deposit insurance premiums being lower, and costs to carry foreclosed real estate were lower and legal fees and occupancy were slightly lower. Offsetting these lower expenses were higher expenses on loss on consumer loans which were related to some fraudulent auto loans purchased from a third-party institution. Salary and employee benefits are lower primarily due to having fewer employees and the mix of lower earning employees being higher than in prior years. The deposit insurance premiums are lower due to our balances being lower than in the prior year and the assessment rates being lower due to a change in how the FDIC assesses the premiums. During 2011, the number of foreclosed real estate properties the bank owned declined, resulting in lower carrying costs than in 2010.

Income Taxes. The Company recorded an income tax benefit of $0.9 million for the year ended December 31, 2011, compared to an income tax benefit of $0.4 million for the same period in 2010. The effective tax rates for the years ended December 31, 2011 and 2010 were (41.96%) and (41.16%), respectively.

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

	Year Ended December 31,
	2011			2010			2009
	(Dollars in Thousands)
			AVERAGE			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
ASSETS
Interest-earning assets
Securities, net (1)	$32,807	$1,058	3.22%	$32,831	$1,221	3.72%	$28,329	$1,340	4.73%
Loans receivable, net (2)	130,283	7,503	5.76%	141,800	8,563	6.04%	153,182	9,478	6.19%
Non-marketable equity securities	2,535	3	0.12%	2,535	1	0.04%	2,535	1	0.04%
Other investments	4,394	3	0.07%	8,429	8	0.09%	5,235	3	0.06%

Total interest-earning assets	170,019	$8,567	5.04%	185,595	$9,793	5.28%	189,281	$10,822	5.72%

Non-interest-earning assets	16,512			16,647			14,446

TOTAL ASSETS	$186,531			$202,242			$203,727

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$20,544	$129	0.63%	$23,775	$291	1.22%	$16,015	$313	1.95%
Passbook savings accounts	13,444	16	0.12%	12,017	32	0.27%	11,569	41	0.35%
Certificates of Deposit accounts	114,205	2,410	2.11%	128,244	3,079	2.40%	137,698	4,347	3.16%
Checking accounts	11,282	15	0.13%	10,164	30	0.30%	9,616	38	0.40%
Advances and borrowed funds	—	—	—%	—	—	—%	855	6	0.70%

Total interest-bearing liabilities	159,475	2,570	1.61%	174,200	3,432	1.97%	175,753	4,745	2.70%

Non-interest-bearing liabilities	5,699			5,599			5,820

TOTAL LIABILITIES	165,174			179,799			181,573
EQUITY	21,357			22,443			22,154

TOTAL LIABILITIES AND EQUITY	$186,531			$202,242			$203,727

NET INTEREST INCOME		$5,997			$6,361			$6,077

NET INTEREST RATE SPREAD (3)			3.43%			3.31%			3.02%

NET INTEREST MARGIN (4)			3.53%			3.43%			3.21%

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.61%			106.54%			107.70%

(1)	Includes unamortized discounts and premiums.
(2)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $301,000, $240,000, and $244,000, for 2011, 2010 and 2009, respectively.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2011 COMPARED TO 2010			2010 COMPARED TO 2009
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$(1)	$(162)	$(163)	$167	$(286)	$(119)
Loans receivable, net	(663)	(397)	(1,060)	(687)	(228)	(915)
Non-marketable equity securities	—	2	2	—	—	—
Other investments	(3)	(2)	(5)	3	2	5

Total interest-earning assets	$(667)	$(559)	$(1,226)	$(517)	$(512)	$(1,029)

Interest expense on
Money Market accounts	$(20)	$(142)	$(162)	$95	$(117)	$(22)
Passbook savings accounts	2	(18)	(16)	1	(10)	(9)
Certificates of Deposit accounts	(296)	(373)	(669)	(227)	(1,041)	(1,268)
Checking accounts	1	(16)	(15)	2	(10)	(8)
Advances and borrowed funds	—	—	—	—	(6)	(6)

Total interest-bearing liabilities	(313)	(549)	(862)	(129)	(1,184)	(1,313)

Change in net interest income	$(354)	$(10)	$(364)	$(388)	$672	$284

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

We have sought to manage our interest rate risk in order to limit the exposure of our earnings and capital to changes in interest rates. In an attempt to accomplish this, we offer a variety of floating rate loans based on the prime rate and loans that adjust on one- to-five year intervals, based on various indices including the prime rate and U.S. Treasury securities. In addition, we have attempted to lengthen the maturities of our deposit accounts by offering proportionately higher interest rates for longer terms, 3-5 year certificate accounts and by increasing our core deposits, in which the overall balances are generally less volatile to interest rate fluctuations than certificate accounts.

For additional information on our risk management strategy, see the sections entitled, “Item 1. Business—Delinquent Loans,” “Item 1. Business—Nonperforming Assets,” “Item 1. Business Ratios,” and “Item 1. Business—Allowance for Loan Losses.”

Net Portfolio Value. The net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Through December 31, 2011, the OCC (formerly the OTS) provided institutions an interest rate sensitivity report of net portfolio value. For periods subsequent to December 31, 2011, institutions are responsible for valuing their own portfolios, or arranging to obtain the required information from a third-party provider. For December 31, 2011, the Company utilized the data from its third party provider and for December 31, 2010, the Company used the data from the former OTS model. Both models use a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Both models estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases by 100 to 300 basis points, or decreases by 100 basis points instantaneously. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, as of the periods indicated, net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

	Year Ended December 31, 2011
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+300	$12,671	$(5,870)	-31.66%	7.66%	(264)
+200	15,290	(3,251)	-17.53%	8.95%	(135)
+100	17,520	(1,021)	-5.51%	9.97%	(33)
0	18,541	—	—	10.30%	—
-100	20,594	2,053	11.07%	11.18%	88

	Year Ended December 31, 2010
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+300	$14,889	$(5,292)	-26.00%	7.97%	(221)
+200	17,163	(3,018)	-15.00%	8.98%	(120)
+100	19,008	(1,173)	-6.00%	9.75%	(43)
0	20,181	—	—	10.18%	—
-100	20,608	427	2.00%	10.28%	10

The table above indicates that at December 31, 2011, in the event of a 100 basis point increase in interest rates, we would experience a decrease of approximately 5.5% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 17.5% in net portfolio value. For a 300 basis point increase in interest rates, we would experience a decrease value of approximately 31.7% in net portfolio value.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 6.1% for the year ended December 31, 2011 compared to 10.4% for the year ended December 31, 2010. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, other short-term investments, earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included with the Consolidated Financial Statements which begin on page F-2 of this Form 10-K.

Our primary investing activities are the origination and purchase of one-to-four family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2011 and 2010, our loan originations totaled $13.1 million and $31.5 million, respectively. For the years ended December 31, 2011 and 2010, we purchased loans totaling $3.1 million and $2.0 million, respectively. For the years ended December 31, 2011 and 2010, we received $0.6 million and $8.7 million, respectively, from the sale of loans, resulting in gains of $9,000 and $127,000, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $13.4 million and $18.6 million for the years ended December 31, 2011 and 2010 respectively. We purchased $14.2 million and $23.2 million in securities for the years ended December 31, 2011 and 2010, respectively. During 2010, the Company restructured its investment portfolio and reinvested approximately $12.1 million, representing about half of the purchases in 2010. For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business—Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits decreased $10.9 million for the year ended December 31, 2011 and decreased $5.2 million for the year ended December 31, 2010. For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business—Deposit Activities and Other Sources of Funds.”

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances and with Bankers Bank of Wisconsin to purchase Federal Funds. We had no outstanding advances from the FHLBC and no outstanding Federal Funds purchased from Bankers Bank for the years ended December 31, 2011 and 2010. For both years, we had an available borrowing limit of $46.9 million, based on 20 times the value of our capital stock investment in the FHLBC, in addition to $5.0 million of available credit from Bankers Bank to purchase Federal Funds.

At December 31, 2011 we had outstanding commitments to originate loans of $5.4 million, unfunded commitments under lines of credit of $8.2 million, unfunded commitments on construction loans of $171,000, and no unfunded standby letters of credit. At December 31, 2011, certificates of deposit scheduled to mature in less than one year totaled $44.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from Ottawa Savings Bank. The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board, but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2011, the Company had liquid assets of $278,000.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect in its financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which were effective for fiscal years beginning after December 15, 2010 and were adopted by the Company effective January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 were adopted by the Company effective January 1, 2010. The adoption of the provisions of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU No. 2011-04 are to be applied prospectively. The guidance publishes convergence standards on fair value measurement and disclosures. The effective date for adoption is for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 will primarily impact the Company’s disclosures, but otherwise is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU No. 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminated the option of presenting components of comprehensive income as a part of the statement of changes in stockholder’s equity. They must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The effective date for adoption is for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-05 is not expected to impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of other comprehensive income in the financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. The Update is effective for the Company January 1, 2012, and is not expected to have a material impact on the Company’s financial position or results of operations. All other requirements of ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 is not expected to impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of other comprehensive income in the financial statements.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to page 45 of this Annual Report on Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Securities Authorized for Issuance under Equity Compensation Plans.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be issued upon Exercise	Exercise Price	Equity Compensation
	of Outstanding Options,	of Outstanding Options,	Plans (Excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	92,667	10.46	16,353
Equity Compensation Plans not Approved by Stockholders	—	—	—

Total	92,667	10.46	16,353

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

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

4.1	Form of Stock Certificate of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 4.1, to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1	Ottawa Savings Bank Employee Stock Ownership Plan and Trust Agreement, (incorporated by reference to Exhibit 10.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.2	ESOP Loan Documents, (incorporated by reference to Exhibit 10.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.4	Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Jon L. Kranov (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

10.5	Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Philip B. Devermann (incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009).

10.7	Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).

10.8	Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.9	Ottawa Savings Bank Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)

10.10	Amendment to Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

10.12	Salary Continuation Agreement between Ottawa Savings Bank and Jon L. Kranov, as amended. (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

10.13	Salary Continuation Agreement between Ottawa Savings Bank and Philip B. Devermann, as amended. (incorporated by reference to Exhibit 10.13 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)

11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

Exhibit No.	Description of Exhibit
14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Company’s 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2007)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company’s 2005 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2006)

23.1	Consent of McGladrey and Pullen, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0	The following materials from the Ottawa Savings Bancorp, Inc. Annual Report on form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ottawa Savings Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY & PULLEN LLP
Chicago, Illinois
March 28, 2012

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Cash and due from banks	$1,664,957	$1,604,000
Interest bearing deposits	1,280,508	2,774,835

Total cash and cash equivalents	2,945,465	4,378,835
Federal funds sold	1,627,000	5,016,000
Securities held to maturity (fair value of $16 and $18 at December 31, 2011 and 2010, respectively)	15	18
Securities available for sale	33,006,945	32,462,702
Non-marketable equity securities	2,534,952	2,534,952
Loans, net of allowance for loan losses of $4,747,412 and $4,703,362 at December 31, 2011 and 2010, respectively	127,971,762	135,350,904
Premises and equipment, net	6,801,376	7,044,780
Accrued interest receivable	691,367	751,769
Foreclosed real estate	542,160	1,333,766
Deferred tax assets	2,690,622	2,398,525
Cash value of life insurance	1,557,106	1,523,690
Prepaid FDIC premiums	394,797	656,646
Income tax refunds receivable	738,658	399,077
Other assets	1,447,980	1,275,156

Total assets	$182,950,205	$195,126,820

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$4,038,837	$3,536,364
Interest bearing	155,909,613	167,295,090

Total deposits	159,948,450	170,831,454
Accrued interest payable	1,908	51,750
Other liabilities	2,477,372	2,408,722

Total liabilities	162,427,730	173,291,926

Commitments and contingencies (Note 14)
Redeemable common stock held by ESOP plan	109,818	148,292

Stockholders’ Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,715,905	8,734,122
Retained earnings	13,015,777	14,374,230
Unallocated ESOP shares	(407,008)	(457,884)
Unearned management recognition plan shares	(41,119)	(168,639)
Accumulated other comprehensive income	428,789	535,867

	21,734,593	23,039,945
Less:
Treasury stock, at cost; 2011 106,932 shares; 2010 105,238	(1,212,118)	(1,205,051)
Maximum cash obligation related to ESOP shares	(109,818)	(148,292)

Total stockholders’ equity	20,412,657	21,686,602

Total liabilities and stockholders’ equity	$182,950,205	$195,126,820

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2011 and 2010

	2011	2010
Interest and dividend income:
Interest and fees on loans	$7,503,210	$8,563,064
Securities:
Mortgage-backed and related securities	903,674	974,710
U.S. agency securities	84,166	246,551
State and municipal securities	69,472	—
Dividends on non-marketable equity securities	2,914	913
Interest-bearing deposits	3,495	8,017

Total interest and dividend income	8,566,931	9,793,255

Interest expense:
Deposits	2,569,586	3,432,455
Borrowings	272	—

Total interest expense	2,569,858	3,432,455

Net interest income	5,997,073	6,360,800
Provision for loan losses	5,180,040	3,308,834

Net interest income after provision for loan losses	817,033	3,051,966

Other income:
Gain (loss) on sale of securities	276,474	(422)
Gain on sale of loans	9,345	126,515
Gain (loss) on sale of OREO	15,802	(71,352)
Origination of mortgage servicing rights, net of amortization	(29,184)	18,716
Customer service fees	297,055	271,576
Income on bank owned life insurance	33,416	34,033
Other	154,614	51,230

Total other income	757,522	430,296

Other expenses:
Salaries and employee benefits	1,543,652	1,881,913
Directors fees	84,000	84,037
Occupancy	485,945	501,009
Deposit insurance premium	274,362	380,359
Legal and professional services	236,274	247,830
Data processing	303,619	300,997
Valuation adjustments and expenses on foreclosed real estate	223,932	418,154
Loss on sale of reposessed assets	13,736	10,152
Loss on consumer loans	81,895	—
Other	522,302	518,668

Total other expenses	3,769,717	4,343,119

Loss before income tax benefit	(2,195,162)	(860,857)
Income tax benefit	(921,204)	(354,288)

Net loss	$(1,273,958)	$(506,569)

Basic loss per share	$(0.62)	$(0.25)

Diluted loss per share	$(0.62)	$(0.25)

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2009	$22,249	$8,726,277	$15,045,706	$(508,760)	$(267,336)	$454,167	$(1,196,987)	$(227,906)	$22,047,410
Comprehensive loss:
Net loss	—	—	(506,569)	—	—	—	—	—	(506,569)
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $41,945	—	—	—	—	—	81,421	—	—	81,421
Reclassification adjustment for losses included in net income, net of tax benefit of $143	—	—	—	—	—	279	—	—	279

Comprehensive loss									(424,869)

Allocation of 5,088 of ESOP shares	—	(11,719)	—	50,876	—	—	—	—	39,157
Reclassification adjustment for 3,489 MRP shares purchased at $13.46 per share, granted at $6.00 per share	—	(26,028)	—	—	26,028	—	—	—	—
Compensation expense on MRP awards granted	—	—	—	—	72,669	—	—	—	72,669
Compensation expense on RRP options granted	—	45,592	—	—	—	—	—	—	45,592
Cash dividends paid, $0.20 per share	—	—	(164,907)	—	—	—	—	—	(164,907)
Purchase of 1,372 treasury shares	—	—	—	—	—	—	(8,064)	—	(8,064)
Change related to ESOP shares cash obligation	—	—	—	—	—	—	—	79,614	79,614

Balance, December 31, 2010	22,249	8,734,122	14,374,230	(457,884)	(168,639)	535,867	(1,205,051)	(148,292)	21,686,602

Comprehensive loss:
Net loss	—	—	(1,273,958)	—	—	—	—	—	(1,273,958)
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during period, net of taxes of $38,840	—	—	—	—	—	75,395	—	—	75,395
Reclassification adjustment for gains included in net income, net of taxes of $94,001	—	—	—	—	—	(182,473)	—	—	(182,473)

Comprehensive loss									(1,381,036)

Allocation of 5,087 of ESOP shares	—	(21,694)	—	50,876	—	—	—	—	29,182
Reclassification adjustment for 5,235 MRP shares purchased at $13.46 per share, granted at $4.25 per share	—	(48,214)	—	—	48,214	—	—	—	—
Compensation expense on MRP awards granted	—	—	—	—	79,306	—	—	—	79,306
Compensation expense on RRP options granted	—	51,691	—	—	—	—	—	—	51,691
Cash dividends paid, $0.10 per share	—	—	(84,495)	—	—	—	—	—	(84,495)
Purchase of 1,694 treasury shares	—	—	—	—	—	—	(7,067)	—	(7,067)
Change related to ESOP shares cash obligation	—	—	—	—	—	—	—	38,474	38,474

Balance, December 31, 2011	$22,249	$8,715,905	$13,015,777	$(407,008)	$(41,119)	$428,789	$(1,212,118)	$(109,818)	$20,412,657

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net loss	$(1,273,958)	$(506,569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	243,404	257,348
Provision for loan losses	5,180,040	3,308,834
Provision for deferred income taxes	(236,936)	(538,776)
Net amortization of premiums and discounts on securities	380,286	149,589
(Gain) loss on sale of securities	(276,474)	422
Origination of mortgage loans held for sale	(598,230)	(8,713,355)
Proceeds from sale of mortgage loans held for sale	607,575	8,839,870
Gain on sale of loans, net	(9,345)	(126,515)
Origination of mortgage servicing rights, net of amortization	29,184	(18,716)
(Gain) loss on sale of foreclosed real estate	(15,802)	71,352
Write down of foreclosed real estate	52,513	266,110
Loss on sale of repossessed assets	13,736	10,152
Loss on consumer loans	81,895	—
ESOP compensation expense	29,182	39,157
MRP compensation expense	79,306	72,669
Compensation expense on RRP options granted	51,691	45,592
Increase in cash surrender value of life insurance	(33,416)	(34,033)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	261,849	356,437
Decrease in accrued interest receivable	60,402	137,793
Increase in other assets	(190,404)	(325,876)
Increase in income tax refunds receivable	(339,581)	—
(Decrease) increase in accrued interest payable and other liabilities	(64,693)	48,141

Net cash provided by operating activities	4,032,224	3,339,626

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(14,187,107)	(23,234,547)
Sales, calls, maturities and paydowns	13,376,814	17,888,960
Securities held to maturity:
Sales, maturities and paydowns	2	696,569
Net decrease in loans	1,669,673	8,151,163
Net decrease (increase) in federal funds sold	3,389,000	(1,099,000)
Proceeds from sale of foreclosed real estate	1,216,274	994,042
Proceeds from sale of repossessed assets	44,316	39,892
Purchase of premises and equipment	—	(19,893)

Net cash provided by investing activities	5,508,972	3,417,186

Cash Flows from Financing Activities
Net decrease in deposits	(10,883,004)	(5,177,798)
Cash dividends paid	(84,495)	(164,907)
Purchase of treasury stock	(7,067)	(8,064)

Net cash used in financing activities	(10,974,566)	(5,350,769)

Net (decrease) increase in cash and cash equivalents	(1,433,370)	1,406,043
Cash and cash equivalents:
Beginning	4,378,835	2,972,792

Ending	$2,945,465	$4,378,835

(Continued)

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2011 and 2010

	2011	2010
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$2,619,428	$3,524,951
Interest paid on borrowings	272	—
Income taxes paid, net of refunds received	(245,213)	602,869
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	1,955,063	2,609,733
Other assets acquired in settlement of loans	69,656	56,928
Sale of foreclosed real estate through loan origination	1,577,185	777,272
Deferred gains on the sale of OREO properties	83,501	—
(Asset) due to the recording of ESOP put options	(38,474)	(79,614)

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

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of December 31, 2011, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

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

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the fair value of securities available for sale, the determination of the allowance for loan losses and the liability for postretirement benefits.

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

The following portfolio segments and classes of loan receivables have been identified by the Company:

•	Commercial

•	Non-residential real estate

•	One-to-four family real estate

•	Multi-family real estate

•	Consumer direct

•	Purchased auto loans

Generally, for all classes of loans receivable, loans are considered past due when contractual payments are delinquent for 31 days or greater. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

For all classes of loans receivable, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•	The loan is current, and all principal and interest amounts contractually due have been made,

•	All principal and interest amounts contractually due, including past due payments, are reasonably assured of repayment within a reasonable period, and

•	There is a period of minimum repayment performance, as follows, by the borrower in accordance with contractual terms:

•	Six months of repayment performance for contractual monthly payments, or

•	One year of repayment performance for contractual quarterly or semi-annual payments.

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

The following criteria, related to granting a concession, together or separately, create a troubled debt restructuring:

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

For all portfolio segments, the allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to make additions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

Collateral for commercial loans generally includes accounts receivable, inventory, and equipment. The lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash. The lending policy specifies maximum term limits for commercial loans. For term loans, the maximum term is 5 years. Generally, term loans range from 3 to 5 years. For lines of credit, the maximum term is 365 days. In addition, the Company often takes personal guarantees as support for repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

Non-residential real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those standards and processes specific to real estate loans. Collateral for non-residential real estate loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The lending policy specifies maximum loan-to-value limits based on the category of non-residential real estate (non-residential real estate loans on improved property, raw land, land development, and commercial construction). These limits are the same limits established by regulatory authorities. The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. In addition, the Company often takes personal guarantees as support for repayment.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Some of the non-residential loans that the Company originates finance the construction of residential dwellings and land development. These loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. For land development, the loans generally can be made with a maximum loan to value ratio of 70% and a maximum term up to 10 years. Additionally, the Company will underwrite commercial construction loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent loan upon completion. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent state certified general real estate appraiser. Periodic inspections are required of the property during the term of the construction loan for both residential and commercial construction loans.

In addition, management tracks the level of owner-occupied real estate loans versus non-owner occupied loans. Owner occupied loans are generally considered to have less risk. As of December 31, 2011, the Company was below its policy limit for this type of loan which is 250% of total risk-based capital. Additionally, the Company’s lending policy limits non-residential lending to 300% of total risk-based capital. The Company was in compliance with this policy limit as well as of December 31, 2011. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines.

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

The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical loss experience adjusted for qualitative factors. The historical loss

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

experience is determined by portfolio segment and is based on the actual loss history experienced by the Company during the most recent eight quarters with heavier weighting given to the most recent quarters. This actual loss experience is supplemented with other factors based on the risks present for each portfolio segment. These factors include consideration of the following:

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

Beginning in 2010, the Company hired an independent firm to perform a loan review annually to validate the risk ratings on commercial and non-residential loans. Additionally, the review includes an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. They also perform a documentation review on selected loans to ensure the credit is properly documented and closed in accordance with approval authorities and conditions.

Generally, the Company’s one-to-four family real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the Company to resell loans in the secondary market. The Company structures most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in the portfolio. The lending policy establishes minimum appraisal and other credit guidelines. The Company also participates with the USDA Rural Development Company to offer loans to qualifying customers. Loans are granted up to 100% of appraised value and the USDA guarantees up to 90% of the loan. These loans require no down payment but are subject to maximum income limitations.

The Company also originates loans for multi-family dwellings. These loans follow underwriting requirements similar to commercial loans, in addition to those standards and processes specific to real estate loans. Collateral for multi-family real estate loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The lending policy specifies maximum loan-to-value limits based on the type of property. The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. Additionally, the Company often takes personal guarantees as support for repayment.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

The Company purchases auto loans from regulated financial institutions. These types of loans are primarily low balance individual auto loans. The Company reviews the loans at least three days prior to the purchase. Any specific loan can be refused within thirty days of the sale of any given loan pool.

For residential real estate loans, multi-family, consumer direct loans (e.g. installment, in-house auto, other consumer loans, etc.) and purchased auto loans, the allowance for estimated losses on loans consists of a specific and general component. The specific component is evaluated for only loans that are classified as impaired, which is based on current information and events it is probable that the company will be unable to collect the scheduled payments according to the terms of the agreement. Impairment on these is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For large groups of smaller balance homogenous loans that are under 90 days past due, they are collectively evaluated for impairment. To determine the general component, the Company applies quantitative factors based on historical charge-off experience in total for each segment. Additionally, the historical loss factors are adjusted based on qualitative factors determined by the Company which impact each segment.

For residential real estate, multi-family loans, consumer direct loans and purchased auto loans, individual loans are not risk ranked individually. They are only classified when the borrower is 90 days or more past due or if the borrower has another loan with the Company and that loan is over 90 days past due then the entire relationship is classified as substandard and all loans are evaluated for impairment.

Troubled debt restructurings are considered impaired loans and are subject to the same allowance methodology as described above for impaired loans by portfolio segment.

Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has no uncertain tax positions for which a liability has been recorded. The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2007 and the years prior.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale net of the related tax effect, which are also recognized as separate components of stockholders’ equity.

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

	Years ended December 31,
	2011	2010
Net loss available to common stockholders	$(1,273,958)	$(506,569)

Basic potential common shares:
Weighted average shares outstanding	2,119,501	2,120,907
Weighted average unallocated Employee Stock Ownership Plan shares	(43,432)	(48,519)
Weighted average unvested MRP shares	(10,015)	(20,351)

Basic weighted average shares outstanding	2,066,054	2,052,037
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares*	—	—
Weighted average RRP options outstanding *	—	—

Dilutive weighted average shares outstanding	2,066,054	2,052,037

Basic loss per share	$(0.62)	$(0.25)

Diluted loss per share	$(0.62)	$(0.25)

*	The effect of share options and the unrecognized share compensation for both 2011 and 2010 were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Segment reporting

The Company views the Bank as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. The Company approaches the Bank as one business enterprise which operates in a single economic environment since the products and services, types of customers and regulatory environment all have similar characteristics.

Reclassifications

Certain items in the prior year financial statements were reclassified to conform to the current presentation with no impact on previously reported net loss, assets or stockholders’ equity.

Recent accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010 and was adopted by the Company effective January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 were adopted by the Company effective January 1, 2010. The adoption of the provisions of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ended the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2011-01. The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ending September 30, 2011 and have been be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU No. 2011-02 expanded existing disclosure requirements but did not have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU No. 2011-04 are to be applied prospectively. The guidance publishes convergence standards on fair value measurement and disclosures. The effective date for adoption is for interim and annual periods

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

beginning after December 15, 2011. The adoption of ASU No. 2011-04 will primarily impact the Company’s disclosures, but otherwise is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU No. 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminated the option of presenting components of comprehensive income as a part of the statement of changes in stockholder’s equity. They must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The effective date for adoption is for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-05 is not expected to impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of other comprehensive income in the financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. The Update is effective for the Company January 1, 2012, and is not expected to have a material impact on the Company’s financial position or results of operations. All other requirements of ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 is not expected to impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of other comprehensive income in the financial statements.

Note 2. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2011 and 2010, these reserve balances amounted to $250,000.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3. Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Held to Maturity
Residential mortgage-backed securities	$15	$1	$—	$16

Available for Sale
U.S. agency securities	$3,003,911	$27,159	$—	$3,031,070
State and municipal securities	3,571,552	138,190	4,258	3,705,484
Residential mortgage-backed securities	25,781,801	575,916	87,326	26,270,391

	$32,357,264	$741,265	$91,584	$33,006,945

December 31, 2010:
Held to Maturity
Residential mortgage-backed securities	$18	$—	$—	$18

Available for Sale
U.S. agency securities	$5,510,013	$58,517	$—	$5,568,530
Residential mortgage-backed securities	26,140,769	819,903	66,500	26,894,172

	$31,650,782	$878,420	$66,500	$32,462,702

At December 31, 2011 and 2010, securities with a carrying value of approximately $650,000 and $700,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value at December 31, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after three months through one year	$—	$—	$3,003,911	$3,031,070
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	1,185,286	1,217,790
Due after ten years	—	—	2,386,266	2,487,694
Residential mortgage-backed securities	15	16	25,781,801	26,270,391

	$15	$16	$32,357,264	$33,006,945

Proceeds from the sale of securities were $4,131,633 in 2011 and $1,570,860 in 2010. There were $276,474 in gross realized gains in 2011 and $24,367 in 2010. There were no gross realized losses in 2011 and $24,789 in 2010. The tax provision/(benefit ) applicable to these net realized gains and losses amounted to $94,001 and ($143) in 2011 and 2010, respectively.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3. Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Securities Available for Sale
State and municipal securities	$364,600	$4,258	$—	$—	$364,600	$4,258
Residential mortgage-backed securities	7,612,032	67,441	1,916,267	19,885	9,528,299	87,326

	$7,976,632	$71,699	$1,916,267	$19,885	$9,892,899	$91,584

December 31, 2010
Securities Available for Sale
Residential mortgage-backed securities	$6,506,639	$66,500	$—	$—	$6,506,639	$66,500

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

At December 31, 2011, 8 securities had unrealized losses with aggregate depreciation of .92% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2011.

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

The new guidance only relates to financial statement disclosures and does not affect the Company’s financial condition or results of operations. The following disclosures and the policy disclosures in Note 1 incorporate this new guidance.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	December 31,
	2011	2010
Mortgage loans:
One-to-four family residential loans	$90,202,346	$90,986,542
Multi-family residential loans	5,736,607	6,477,260

Total mortgage loans	95,938,953	97,463,802
Other loans:
Non-residential loans	21,341,062	22,000,554
Commercial loans	9,557,632	14,952,672
Consumer direct	702,329	978,816
Purchased auto	5,179,198	4,658,422

Total other loans	36,780,221	42,590,464

Gross loans	132,719,174	140,054,266
Less: Allowance for loan losses	(4,747,412)	(4,703,362)

Loans, net	$127,971,762	$135,350,904

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2011	2010
Purchased auto	$3,050,041	$2,003,283

Net (charge-offs) / recoveries, segregated by class of loans, were as follows:

	Years Ended December 31,
	2011	2010
One-to-four family	$(1,664,931)	$(816,838)
Multi-family	(250,000)	—
Non-residential	(3,189,073)	(952,268)
Commercial	—	(321,159)
Consumer direct	(13,526)	(11,839)
Purchased auto	(18,460)	(18,072)

	$(5,135,990)	$(2,120,176)

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010:

December 31, 2011	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362
Provision charged to income	2,353,059	582,483	2,455,085	(216,288)	(7,812)	13,513	5,180,040
Loans charged off	(1,666,067)	(250,000)	(3,224,470)	—	(18,000)	(24,627)	(5,183,164)
Recoveries of loans previously charged off	1,136	—	35,397	—	4,474	6,167	47,174

Balance at end of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,959,808	$169,780	$206,242	$7,259	$726	$4,715	$2,348,530
Loans collectively evaluated for impairment	1,153,537	268,762	939,647	3,312	2,852	30,772	2,398,882

Balance at end of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412

December 31, 2010	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$2,059,483	$55,340	$1,192,853	$119,824	$17,983	$69,221	$3,514,704
Provision charged to income	1,182,572	50,719	1,639,292	428,194	18,772	(10,715)	3,308,834
Loans charged off	(820,305)	—	(952,268)	(321,159)	(14,634)	(33,293)	(2,141,659)
Recoveries of loans previously charged off	3,467	—	—	—	2,795	15,221	21,483

Balance at end of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,612,783	$—	$1,571,243	$32,779	$17,565	$—	$3,234,370
Loans collectively evaluated for impairment	812,434	106,059	308,634	194,080	7,351	40,434	1,468,992

Balance at end of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

December 31, 2011	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$7,862,205	$312,001	$2,087,822	$7,340	$25,989	$4,715	$10,300,072
Loans collectively evaluated for impairment	82,340,141	5,424,606	19,253,240	9,550,292	676,340	5,174,483	122,419,102

Ending Balance	$90,202,346	$5,736,607	$21,341,062	$9,557,632	$702,329	$5,179,198	$132,719,174

December 31, 2010	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$8,664,644	$562,135	$6,203,960	$259,394	$30,859	$—	$15,720,992
Loans collectively evaluated for impairment	82,321,898	5,915,125	15,796,594	14,693,278	947,957	4,658,422	124,333,274

Ending Balance	$90,986,542	$6,477,260	$22,000,554	$14,952,672	$978,816	$4,658,422	$140,054,266

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of December 31, 2011 and 2010:

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$8,385,861	$617,785	$7,244,420	$7,862,205	$1,959,808	$7,984,792
Multi-family	562,001	—	312,001	312,001	169,780	541,179
Non-residential	5,133,898	460,729	1,627,093	2,087,822	206,242	5,088,219
Commercial	7,340	—	7,340	7,340	7,259	77,466
Consumer direct	25,989	21,310	4,679	25,989	726	24,605
Purchased auto	4,715	—	4,715	4,715	4,715	1,795

	$14,119,804	$1,099,824	$9,200,248	$10,300,072	$2,348,530	$13,718,056

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$8,664,644	$2,843,409	$5,821,235	$8,664,644	$1,612,783	$4,739,000
Multi-family	562,135	562,135	—	562,135	—	93,689
Non-residential	6,203,960	424,033	5,779,927	6,203,960	1,571,243	5,134,008
Commercial	259,394	192,109	67,285	259,394	32,779	250,205
Consumer direct	30,859	9,758	21,101	30,859	17,565	11,061
Purchased auto	—	—	—	—	—	3,981

	$15,720,992	$4,031,444	$11,689,548	$15,720,992	$3,234,370	$10,231,944

For the year ended December 31, 2011, the Company recognized no accrued or cash basis interest income on impaired loans. For the year ended December 31, 2010, the Company recognized approximately $34,000 of interest income on impaired loans, and on a cash basis the Company recognized no interest income on impaired loans.

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

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less estimated selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

The impaired loans at December 31, 2011 include $4.1 million of loans whose terms have been modified in troubled debt restructurings compared to $4.9 million at December 31, 2010. The decrease in impaired loans whose terms have been modified in troubled debt restructurings is primarily the result of eight loans totaling approximately $1.7 million that were returned to accrual status because each of these loans performed in accordance with their restructured terms for more than six consecutive months. The balance of troubled debt restructurings was further decreased by a loan with a balance of approximately $248,000 that was partially charged-off and the property moved to OREO, two loans of approximately $51,000 were paid-off or charged-off and four loans had partial charge-offs totaling approximately $563,000. Additionally, eight new loans totaling approximately $1.7 million were modified in troubled debt restructurings. All remaining restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being placed on accrual status.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

Loans classified as troubled debt restructuring during the year ended December 31, 2011, segregated by class of loans, are shown in the table below.

	Year ended
	December 31, 2011
	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)
One-to-four family	7	$1,123,932	$295,759
Multi-family	—	—	—
Non-residential	1	529,075	43,075
Commercial	—	—	—
Consumer direct	—	—	—
Purchased auto	—	—	—

	8	$1,653,007	$338,834

For the year ended December 31, 2011, five of the one-to-four family loan modifications were classified as TDRs due to modification of interest rates to below market rates, one of the one-to-four family loan modifications was classified as a TDR due to an over advance on collateral, and one of the one-to-four family loan modifications was classified as a TDR due to modification of the maturity date. The non-residential loan modification was classified as a TDR as part of a note restructuring which included a below market interest rate and a reduction of principal.

Loans identified as troubled debt restructurings during 2011 which had payment defaults (i.e. 60 days or more past due following a modification), during the year ended December 31, 2011, segregated by class of loans, are shown in the table below.

Year ended
December 31, 2011
	Number of Defaults	Recorded Investment
(as of period end)
One-to-four family	1	$118,717
Multi-family	—	—
Non-residential	—	—
Commercial	—	—
Consumer direct	—	—
Purchased auto	—	—

	1	$118,717

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. For the TDR that defaulted during 2011, there is approximately $10,600 of specific provision allocated to cover any potential impairment. Qualitative factors are updated quarterly for trends in economic and nonperforming factors.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of December 31, 2011 and 2010:

December 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$6,755,279	$36,289
Multi-family	304,780	—
Non-residential	1,565,825	—
Commercial	7,259	—
Consumer direct	8,710	—
Purchased auto	4,715	—

	$8,646,568	$36,289

December 31, 2010	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$4,023,022	$—
Multi-family	—	—
Non-residential	1,248,038	—
Commercial	19,882	—
Consumer direct	—	—
Purchased auto	—	—

	$5,290,942	$—

The following tables present the aging of the recorded investment in loans, by class of loans, as of December 31, 2011 and 2010:

December 31, 2011	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,966,971	$849,057	$4,438,908	$8,254,936	$81,947,410	$90,202,346
Multi-family	506,619	—	304,780	811,399	4,925,208	5,736,607
Non-residential	174,549	56,739	708,826	940,114	20,400,948	21,341,062
Commercial	98,727	—	7,259	105,986	9,451,646	9,557,632
Consumer direct	3,786	—	480	4,266	698,063	702,329
Purchased auto	2,461	43,648	4,715	50,824	5,128,374	5,179,198

	$3,753,113	$949,444	$5,464,968	$10,167,525	$122,551,649	$132,719,174

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

December 31, 2010	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$4,083,411	$2,175,839	$4,023,022	$10,282,272	$80,704,270	$90,986,542
Multi-family	562,135	—	—	562,135	5,915,125	6,477,260
Non-residential	1,134,028	183,456	1,248,038	2,565,522	19,435,032	22,000,554
Commercial	—	—	19,882	19,882	14,932,790	14,952,672
Consumer direct	18,282	—	—	18,282	960,534	978,816
Purchased auto	14,961	23,376	—	38,337	4,620,085	4,658,422

	$5,812,817	$2,382,671	$5,290,942	$13,486,430	$126,567,836	$140,054,266

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

For residential real estate loans, multi-family, consumer direct and purchased auto loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated regularly by the Company’s loan system for residential real estate loans, multi-family and consumer direct loans. The Company receives monthly reports on the delinquency status of the purchased auto loan portfolio from the servicing company.

The Company uses the following definitions for risk ratings:

•

Pass—loans classified as pass are of a higher quality and do not fit any of the other “rated” categories below (e.g. special mention, substandard or doubtful). The likelihood of loss is considered remote.

•

Special Mention—loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard—loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful—loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

•	Not Rated—loans in this bucket are not evaluated on an individual basis.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Credit Losses (Continued)

As of December 31, 2011 and 2010, the risk category of loans by class is as follows:

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$—	$3,620,210	$7,862,205	$—	$78,719,931
Multi-family	—	—	312,001	—	5,424,606
Non-residential	17,981,919	1,271,321	2,087,822	—	—
Commercial	9,550,292	—	7,340	—	—
Consumer direct	—	—	25,989	—	676,340
Purchased auto	—	—	4,715	—	5,174,483

Total	$27,532,211	$4,891,531	$10,300,072	$—	$89,995,360

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$—	$3,376,464	$8,664,644	$—	$78,945,434
Multi-family	—	200,376	562,135	—	5,714,749
Non-residential	15,160,601	635,993	6,203,960	—	—
Commercial	10,730,612	3,962,666	259,394	—	—
Consumer direct	—	35,212	30,859	—	912,745
Purchased auto	—	—	—	—	4,658,422

Total	$25,891,213	$8,210,711	$15,720,992	$—	$90,231,350

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

Note 5. Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $23,359,124 and $27,782,507 at December 31, 2011 and 2010, respectively.

Note 6. Accrued Interest Receivable

Accrued interest receivable at December 31, 2011 and 2010, are summarized as follows:

	2011	2010
U.S. agency securities	$17,791	$32,514
State and municipal securities	59,285	—
Residential mortgage-backed securities	102,193	106,761
Loans	512,098	612,494

	$691,367	$751,769

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 7. Premises and Equipment

Premises and equipment at December 31, 2011 and 2010, are summarized as follows:

	2011	2010
Cost:
Land	$1,966,899	$1,966,899
Buildings	6,688,463	6,688,463
Furniture and equipment	1,505,376	1,505,376

	10,160,738	10,160,738
Less: Accumulated depreciation	3,359,362	3,115,958

	$6,801,376	$7,044,780

Note 8. Deposits

Deposits at December 31, 2011 and 2010 are summarized as follows:

	2011		2010
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$4,038,837	2.53%	$3,536,364	2.07%

Interest bearing checking	12,124,050	7.58%	10,220,047	5.98%
Money market	18,875,702	11.80%	21,874,868	12.80%
Passbook savings	13,594,731	8.50%	12,908,789	7.56%
Certificates of deposit	111,315,130	69.59%	122,291,386	71.59%

Interest bearing	155,909,613	97.47%	167,295,090	97.93%

Total	$159,948,450	100.00%	$170,831,454	100.00%

Interest expense on deposits for the years ended December 31, 2011 and 2010, is summarized as follows:

	December 31,
	2011	2010
Money market	$129,043	$291,171
Passbook savings	16,235	31,869
Certificates of deposit	2,409,233	3,079,435
Checking	15,075	29,980

	$2,569,586	$3,432,455

Deposits from directors, principal officers, and their immediate families at December 31, 2011 and 2010 were $1,259,828 and $1,381,462, respectively.

The aggregate amount of public deposits at December 31, 2011 and 2010 were $3,077,137 and $7,775,639, respectively.

The aggregate amount of certificates of deposit within a minimum denomination of $100,000 was approximately $46,072,000 and $53,120,000 at December 31, 2011 and 2010, respectively. Of these certificates of deposit, there was approximately $12,691,000 and $9,712,000 at December 31, 2011 and 2010, respectively with minimum denominations of $250,000.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 8. Deposits (Continued)

At December 31, 2011, scheduled maturities of certificates of deposit are as follows:

2012	$44,897,105
2013	42,588,958
2014	15,733,828
2015	6,725,319
2016	1,369,920

$111,315,130

The Company held brokered deposits of approximately $627,000 and $10,354,000 at December 31, 2011 and 2010, respectively. The broker receives a fee from the Company for the brokered deposits. Total fee expenses of $4,357 and $19,807 were recognized for the years ended December 31, 2011 and 2010, respectively.

Note 9. Borrowings

Our borrowings consist of open line advances from the Federal Home Loan Bank of Chicago and Federal Funds purchased from Bankers Bank of Wisconsin. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2011, we had the ability to borrow an additional $46.9 million from the FHLBC, based on 20 times the value of the Bank’s FHLBC stock, less outstanding advances. In addition, as of December 31, 2011, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were no Federal Home Loan Bank advances and no Federal Funds purchased outstanding at December 31, 2011 and 2010.

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2011, 5,087 shares, with an average fair value of $5.74 per share were committed to be released, resulting in ESOP compensation expense of $29,182, as compared to 5,088 shares, with an average fair value of $7.70 per share, resulting in ESOP compensation expense of $39,157 for 2010.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2011 and 2010, respectively, 29,363 shares at a fair value of $3.74, and 28,246 shares at a fair value of $5.25, have been classified as mezzanine capital.

	December 31,
	2011	2010
Shares allocated	35,613	30,526
Shares withdrawn from the plan	(6,250)	(2,280)
Unallocated shares	40,701	45,788

Total ESOP shares	70,064	74,034

Fair value of unallocated shares	$152,222	$240,387

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent ratably over the remaining years to the date when the executive is first eligible for benefits. The SERP compensation charged to expense totaled $84,127 and $98,250 for the years ended December 31, 2011 and 2010, respectively. The decrease in compensation expense for 2011 is primarily due to the former CEO reaching the benefit eligibility date in May of 2010.

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation to the plan subject to certain limits based on federal tax laws. The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Employer contributions vest to the employee ratably over a five-year period. Employer contribution expense was $60,906 for 2011 and $60,998 for 2010.

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2011 and 2010 were $55,263 and $58,152, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $878,966 and $893,090 as of December 31, 2011 and 2010, respectively.

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Post-retirement health benefits valuation

	December 31,
	2011	2010
Number of participants:
Retirees	3	3
Active employees—fully eligible	—	—
Active employees—not yet eligible	4	4

Total	7	7

Obligations and funded status:

	Year ended December 31,
	2011	2010
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$210	$254
Service cost	5	6
Interest cost	11	14
Actuarial gain	(39)	(60)
Benefits paid	(3)	(4)

Benefit obligation at end of year	184	210

Change in plan assets
Employer contributions	3	4
Benefits paid	(3)	(4)

Fair value of plan assets at year end	—	—

Funded status	(184)	(210)
Actuarial gain	(236)	(212)

Net amount recognized	$(420)	$(422)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2011	2010
Accumulated post-retirement benefit obligation:
Retirees	$(47,097)	$(59,245)
Active employees—fully eligible	—	—
Active employees—not yet eligible	(137,331)	(150,998)

Total	(184,428)	(210,243)

Plan assets at fair value	—	—
Funded status	(184,428)	(210,243)
Actuarial (gain)	(236,292)	(212,277)

(Accrued) cost included in other liabilities	$(420,720)	$(422,520)

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Components of Net Periodic Benefit Cost:

	Year ended December 31,
	2011	2010
Service cost	$5,411	$5,630
Interest cost	10,898	14,345
Amortization net gain	(15,300)	(12,841)

Net cost	$1,009	$7,134

Weighted average assumptions used to determine net periodic benefit cost:

	December 31,
	2011	2010
Discount rate	5.00%	5.25%
Expected long-term return on plan assets	—	—
Rate of compensation increase	—	—

Assumed health care cost trend rates:

	December 31,
	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2016	2015

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$3	$(2)
Effect on post-retirement benefit obligation	$30	$(25)

Cash Flows:

Contributions: The Bank expects to contribute $3,200 to its post-retirement benefit plan in 2012.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	Other Benefits
(Amounts in thousands)
2012	$3
2013	4
2014	5
2015	7
2016	7
2017-2021	52

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11. Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, 43,608 shares were purchased by the Company in November 2006, at an average cost of $13.46 per share. These shares vest in equal installments over a five year period, with ownership of the shares transferring to the recipient upon vesting. The unamortized cost of shares not yet vested of $41,119 and $168,639 at December 31, 2011 and 2010, respectively, are reported as reductions of stockholders’ equity.

A summary of the status of the MRP stock awards is as follows:

		Weighted
		Average Grant
		Date Fair
Year ending December 31, 2011	Shares	Value
Outstanding and non-vested at beginning of year	10,036	$10.40
Granted	5,235	4.25
Vested and transferred to recipients	(6,372)	12.40

Outstanding and non-vested at end of year	8,899	$5.35

		Weighted
		Average Grant
		Date Fair
Year ending December 31, 2010	Shares	Value
Outstanding and non-vested at beginning of year	16,576	$13.09
Granted	3,489	6.00
Vested and transferred to recipients	(5,667)	13.19
Forfeited	(4,362)	13.46

Outstanding and non-vested at end of year	10,036	$10.40

The total compensation cost at December 31, 2011, related to non-vested shares not yet recognized was approximately $47,000 with an average expense recognition period of 2.5 years. The Company recognized compensation expense of approximately $79,300 and $72,700, and a deferred tax asset of approximately $8,000 for each of the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, 8,899 shares remain non-vested and are expected to be exercisable in accordance with their original terms.

Stock option plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of stock options to directors, officers and employees. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, on November 21, 2006, the Company granted stock options to purchase 92,666 shares of the Company’s common stock, at an exercise price of $12.35 per share. Under the same plan, the Company granted stock options to purchase 5,451 shares of the Company’s common stock, at an exercise price of $9.90 per share on December 21, 2008, 8,722 shares of the Company’s common stock, at an exercise price of $6.00 per share on November 17, 2010, and 13,083 shares of the Company’s common stock, at an exercise price of $4.25 per share on November 16, 2011. The options become exercisable in equal installments over a five year period from the grant date. The options expire ten years from the grant date.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11. Stock Compensation (Continued)

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. The fair value of the options granted on November 16, 2011 and November 17, 2010 were estimated at the grant date using the Black-Scholes model and the following assumptions:

Black-Scholes assumptions	2011	2010
Dividend rate	2.35%	0.83%
Risk-free interest rate	1.06%	2.16%
Expected time to exercise	7 years	7 years
Volatility	63.95%	43.10%

A summary of the status of the outstanding RRP stock options is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2011	Shares	Price	Term	Value
Outstanding at beginning of year	79,584	$11.48	6.48 years	$—

Granted	13,083	4.25	9.89 years
Exercised	—	—

Outstanding at end of year	92,667	$10.46	6.10 years	$—

Exercisable at year end	70,425	$12.08	5.09 years	$—

Weighted average fair value per option granted during the year		$2.25

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2010	Shares	Price	Term	Value
Outstanding at beginning of year	98,117	$12.21	7.01 years	$—

Granted	8,722	6.00	9.89 years
Exercised	—	—
Forfeited	(27,255)	12.35	5.90 years

Outstanding at end of year	79,584	$11.48	6.48 years	$—

Exercisable at year end	54,500	$12.25	5.98 years	$—

Weighted average fair value per option granted during the year		$2.59

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11. Stock Compensation (Continued)

A summary of the vesting status of the RRP stock options at December 31, 2011 is as follows:

		Weighted
		Average
		Exercise
Stock Options	Shares	Price
Non-vested at beginning of year	25,084	$9.82
Granted	13,083	4.25
Vested	(15,925)	11.49

Non-vested at end of year	22,242	$5.35

The total compensation cost at December 31, 2011, related to non-vested options not yet recognized was approximately $54,700 with an average expense recognition period of 2.6 years. The Company recognized compensation expense of approximately $52,000 and $46,000, and a deferred tax asset of approximately $4,800 for each of the years ended December 31, 2011 and 2010, respectively.

Note 12. Income Taxes

The Company and Bank file a consolidated federal income tax return on a calendar year basis.

Income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2011	2010
Federal:
Current	$(684,268)	$155,150
Deferred	18,313	(435,039)

	(665,955)	(279,889)

State:
Current	—	29,338
Deferred	(255,249)	(103,737)

	(255,249)	(74,399)

	$(921,204)	$(354,288)

The Company’s income tax (benefit) differed from the maximum statutory federal rate of 35% for the years ended December 31, 2011 and 2010, as follows:

	Years Ended December 31,
	2011	2010
Expected income taxes	$(768,307)	$(301,300)
Income tax effect of:
State taxes, net of federal tax benefit	(165,912)	(48,359)
Tax exempt interest	(18,561)	—
Income taxed at lower rates	21,952	8,608
Other	9,624	(13,237)

	$(921,204)	$(354,288)

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 12. Income Taxes (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2011	2010
Deferred tax assets
Employee benefit plans	$708,518	$677,730
Allowance for loan losses	1,870,480	1,826,316
Net operating loss carryforwards	113,636	—
MRP/RRP compensation	180,045	141,486
Other	38,835	29,046

	2,911,514	2,674,578

Deferred tax liabilities
Unrealized gain on securities available for sale	(220,892)	(276,053)

	(220,892)	(276,053)

Net deferred tax asset	$2,690,622	$2,398,525

Retained earnings at December 31, 2011 include approximately $1,169,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $453,000 at December 31, 2011.

The 2011 net operating loss carry forwards includes approximately $2.1 million in State of Illinois loss carry forwards generated in 2011 that have a twelve year carry forward period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes as of December 31, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 13. Regulatory Matters (Continued)

As of December 31, 2011, the most recent examination conducted by the former OTS, which was prior to the OCC becoming the Bank’s regulator, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the following table. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

The Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are presented below:

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total Risk-Based Capital (to risk-weighted assets)	$18,275,869	16.76%	$8,722,009	8.00%	$10,902,512	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$16,871,270	15.47%	$4,361,005	4.00%	$6,541,507	6.00%
Tier I Leverage (to average assets)	$16,871,270	9.38%	$7,190,854	4.00%	$8,988,568	5.00%
Tangible Capital (to average assets)	$16,871,270	9.38%	$2,696,570	1.50%	N/A	N/A
December 31, 2010:
Total Risk-Based Capital (to risk-weighted assets)	$19,889,413	17.17%	$9,269,423	8.00%	$11,586,779	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$18,400,881	15.88%	$4,634,711	4.00%	$6,952,067	6.00%
Tier I Leverage (to average assets)	$18,400,881	9.57%	$7,688,560	4.00%	$9,610,700	5.00%
Tangible Capital (to average assets)	$18,400,881	9.57%	$2,883,210	1.50%	N/A	N/A

Note 14. Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse affect on the financial position of the Bank.

The Company’s mutual holding company waived its share of dividends declared by the Company amounting to $122,370 for the year ended December 31, 2011 and $244,740 for the year ended December 31, 2010.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. This instrument involves elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 14. Commitments and Contingencies (Continued)

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Variable rate	Fixed rate	Total	Range of rates on fixed rate commitments
As of December 31, 2011:
Commitments to originate loans	$342,310	$5,028,302	$5,370,612	4.25%-6.75%
Unfunded commitments on construction loans	—	171,099	171,099	3.75%-4.50%
Unfunded commitments under lines of credit	8,166,961	—	8,166,961	—

	8,509,271	5,199,401	13,708,672
Standby letters of credit	—	—	—	—

	$8,509,271	$5,199,401	$13,708,672

As of December 31, 2010:
Commitments to originate loans	$928,310	$5,110,650	$6,038,960	4.25%-6.75%
Unfunded commitments on construction loans	51,677	126,630	178,307	5.75%
Unfunded commitments under lines of credit	10,229,357	—	10,229,357	—

	11,632,304	5,237,280	16,446,624
Standby letters of credit	422,960	—	422,960	—

	$11,632,304	$5,237,280	$16,869,584

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be fully drawn upon to the total extent of the $13.7 million to which the Bank is committed. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet obligations.

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

Securities Available for Sale

Securities classified as available for sale are recorded at fair value on a recurring basis using pricing obtained from an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, the pricing service estimates the fair values by using pricing models or quoted prices of securities with similar characteristics. For these securities, the inputs used by the pricing service to determine fair value consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and bonds’ terms and conditions, among other things resulting in classification within Level 2. Level 2 securities include obligations of U.S. government corporations and agencies, state and municipal securities and residential mortgage-backed securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3. The Company has no securities classified within Level 3.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during 2011 or 2010.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010.

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$—	$3,031,070	$—	$3,031,070
State and municipal securities available for sale	—	3,705,484	—	3,705,484
Residential mortgage-backed securities available for sale	—	26,270,391	—	26,270,391

	$—	$33,006,945	$—	$33,006,945

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$—	$5,568,530	$—	$5,568,530
Residential mortgage-backed securities available for sale	—	26,894,172	—	26,894,172

	$—	$32,462,702	$—	$32,462,702

The tables below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 and December 31, 2010.

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$—	$582,148	$—	$582,148
Impaired loans, net	—	3,005,351	3,846,367	6,851,718

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$—	$1,266,121	$96,029	$1,362,150
Impaired loans, net	—	3,471,973	4,983,205	8,455,178

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2011 and 2010, the fair values of the commitments are immaterial in nature.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 16. Fair Values of Financial Instruments (Continued)

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$2,945,465	$2,945,465	$4,378,835	$4,378,835
Federal funds sold	1,627,000	1,627,000	5,016,000	5,016,000
Securities	35,541,912	35,541,913	34,997,672	34,997,672
Accrued interest receivable	691,367	691,367	751,769	751,769
Loans	127,971,762	127,942,000	135,350,904	142,074,000
Mortgage servicing rights	154,180	154,180	183,365	183,365

Financial Liabilities:
Deposits	159,948,450	161,144,000	170,831,454	174,933,000
Accrued interest payable	1,908	1,908	51,750	51,750

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

Note 17. Condensed Parent Only Financial Statements

	December 31,
	2011	2010
Statements of financial condition
Assets:
Interest bearing deposits	$277,593	$347,616
Other assets	2,113	862
Equity in net assets of Ottawa Savings Bank	19,770,420	20,965,430
ESOP note receivable	476,100	520,986

Total assets	$20,526,226	$21,834,894

Liabilities and stockholders’ equity:
Liabilities	$3,751	$—

Redeemable common stock in ESOP plan	109,818	148,292

Stockholders’ Equity	20,412,657	21,686,602

Total liabilities and stockholders’ equity	$20,526,226	$21,834,894

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 17. Condensed Parent Only Financial Statements (Continued)

	Years Ended December 31,
	2011	2010
Statements of operations
Equity in net loss of subsidiary	$(1,248,111)	$(486,467)
Interest income	32,615	35,291

Operating loss	(1,215,496)	(448,176)
Other expenses	64,049	62,672

Loss before income tax benefit	(1,279,545)	(510,848)
Income tax benefit	(5,587)	(4,279)

Net loss	$(1,273,958)	$(506,569)

	Years Ended December 31,
	2011	2010
Statements of cash flows
Operating activities:
Net loss	$(1,273,958)	$(506,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other assets	(1,251)	(862)
Increase in other liabilities	3,751	—
Undistributed net loss of subsidiary	1,248,111	483,467

Net cash used in operating activities	(23,347)	(23,964)

Investing activities:
Payments received on ESOP note receivable	44,886	42,245

Net cash provided by investing activities	44,886	42,245

Financing activities:
Cash dividends paid	(84,495)	(164,907)
Purchase of treasury stock	(7,067)	(8,064)

Net cash used in financing activities	(91,562)	(172,971)

Net decrease in cash and cash equivalents	(70,023)	(154,690)
Cash and cash equivalents:
Beginning of period	347,616	502,306

End of period	$277,593	$347,616

Supplemental Schedule of Noncash Investing and Financing Activities (Asset) due to the recording of ESOP put options	$(38,474)	$(79,614)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.

Date: March 28, 2012	By:	/s/ JON L. KRANOV
Jon L. Kranov
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON L. KRANOV Jon L. Kranov	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2012

/s/ MARC N. KINGRY Marc N. Kingry	Chief Financial Officer (principal accounting and financial officer)	March 28, 2012

/s/ JAMES A. FERRERO James A. Ferrero	Director	March 28, 2012

/s/ KEITH JOHNSON Keith Johnson	Director	March 28, 2012

/s/ ARTHUR C. MUELLER Arthur C. Mueller	Director	March 28, 2012

/s/ DANIEL J. REYNOLDS Daniel J. Reynolds	Director	March 28, 2012

S-1