Form 10-Q
period 2012-03-31
Ottawa Savings Bancorp, Inc.
filed 2012-05-15
CIK 1321070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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
Non-Accelerated Filer   ☐      (Do not check if a smaller reporting company)                          Smaller Reporting Company  ☒

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2012
Common Stock, $0.01 par value	2,117,979

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2012

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$1,730,654	$1,664,957
Interest bearing deposits	2,437,295	1,280,508
Total cash and cash equivalents	4,167,949	2,945,465
Federal funds sold	4,269,000	1,627,000
Securities held to maturity (fair value of $15 and $16 at March 31, 2012 and December 31, 2011, respectively)	14	15
Securities available for sale	34,933,170	33,006,945
Non-marketable equity securities	1,931,687	2,534,952
Loans, net of allowance for loan losses of $4,868,479 and $4,747,412 at March 31, 2012 and December 31, 2011, respectively	126,360,850	127,971,762
Premises and equipment, net	6,774,421	6,801,376
Accrued interest receivable	683,848	691,367
Foreclosed real estate	354,275	542,160
Deferred tax assets	2,767,158	2,690,622
Cash value of life insurance	1,564,719	1,557,106
Prepaid FDIC premiums	337,307	394,797
Income tax refunds receivable	802,295	738,658
Other assets	1,342,640	1,447,980
Total assets	$186,289,333	$182,950,205
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$4,100,154	$4,038,837
Interest bearing	158,690,716	155,909,613
Total deposits	162,790,870	159,948,450
Accrued interest payable	3,557	1,908
Other liabilities	2,750,330	2,477,372
Total liabilities	165,544,757	162,427,730
Commitments and contingencies
Redeemable common stock held by ESOP plan	176,151	109,818
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,708,836	8,715,905
Retained earnings	13,255,447	13,015,777
Unallocated ESOP shares	(394,289)	(407,008)
Unearned management recognition plan shares	(43,724)	(41,119)
Accumulated other comprehensive income	408,175	428,789
	21,956,694	21,734,593
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(176,151)	(109,818)
Total stockholders' equity	20,568,425	20,412,657
Total liabilities and stockholders' equity	$186,289,333	$182,950,205

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest and dividend income:
Interest and fees on loans	$1,776,903	$1,954,453
Securities:
Residential mortgage-backed securities	188,986	233,003
U.S. agency securities	16,759	27,427
State and municipal securities	41,058	-
Dividends on non-marketable equity securities	591	592
Interest-bearing deposits	1,089	1,108
Total interest and dividend income	2,025,386	2,216,583
Interest expense:
Deposits	586,690	686,254
Borrowings	1	-
Total interest expense	586,691	686,254
Net interest income	1,438,695	1,530,329
Provision for loan losses	438,500	388,260
Net interest income after provision for loan losses	1,000,195	1,142,069
Other income:
Gain on sale of securities	13,948	1,335
Gain on sale of loans	27,856	7,471
Gain on sale of OREO	79,323	22,852
Origination of mortgage servicing rights, net of amortization	3,501	(1,952)
Customer service fees	68,890	68,136
Income on bank owned life insurance	7,613	8,339
Other	11,361	21,804
Total other income	212,492	127,985
Other expenses:
Salaries and employee benefits	339,567	397,148
Directors fees	21,000	21,000
Occupancy	104,949	119,704
Deposit insurance premium	60,029	95,817
Legal and professional services	55,563	61,633
Data processing	96,547	75,457
Valuation adjustments and expenses on foreclosed real estate	20,498	28,333
Loss on sale of reposessed assets	11,860	11,798
Loss on consumer loans	41,514	-
Other	112,084	131,354
Total other expenses	863,611	942,244
Income before income tax expense	349,076	327,810
Income tax expense	109,406	115,263
Net income	$239,670	$212,547
Basic earnings per share	$0.12	$0.10
Diluted earnings per share	$0.12	$0.10
Dividends per share	$-	$0.05

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2012 and 2011
 (Unaudited)

	Three Months Ended
	March 31,
Comprehensive income:	2012	2011
Net income	$239,670	$212,547
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale arising during period, net of income taxes	(11,408)	(18,749)
Reclassification adjustment for gains included in net income, net of tax expense	(9,206)	(881)
Comprehensive income	$219,056	$192,917

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011
 (Unaudited)

	2012	2011
Cash Flows from Operating Activities
Net Income	$239,670	$212,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,191	60,850
Provision for loan losses	438,500	388,260
Provision for deferred income taxes	(65,916)	(58,928)
Net amortization of premiums and discounts on securities	113,109	76,849
Gain on sale of securities	(13,948)	(1,335)
Origination of mortgage loans held for sale	(2,262,230)	(495,830)
Proceeds from sale of mortgage loans held for sale	2,290,086	503,301
Gain on sale of loans, net	(27,856)	(7,471)
Origination of mortgage servicing rights, net of amortization	(3,501)	1,952
Gains on sale of foreclosed real estate	(79,323)	(22,852)
Write down of foreclosed real estate	-	-
Loss on sale of repossessed assets	11,860	11,798
Loss on consumer loans	41,514	-
ESOP compensation expense	5,592	8,183
MRP compensation expense	(2,605)	19,538
Compensation expense on RRP options granted	58	12,673
Increase in cash surrender value of life insurance	(7,613)	(8,339)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	57,490	91,442
Decrease in accrued interest receivable	7,519	23,319
Decrease in other assets	80,545	204,655
Increase in income tax refunds receivable	(63,637)	-
Increase in accrued interest payable and other liabilities	256,989	32,385
Net cash provided by operating activities	1,066,494	1,052,997
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(6,461,293)	(2,179,687)
Sales, calls, maturities and paydowns	4,404,673	4,181,436
Securities held to maturity:
Paydowns	1	1
Net decrease in loans	1,212,950	2,541,237
Net increase in federal funds sold	(2,642,000)	(297,000)
Proceeds from sale of foreclosed real estate	201,674	163,831
Proceeds from sale of repossessed assets	17,536	16,586
Purchase of premises and equipment	(23,236)	-
Proceeds from redemption of non-marketable equity securities	603,265	-
Net cash (used in) provided by investing activities	(2,686,430)	4,426,404
Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,842,420	(3,457,985)
Cash dividends paid	-	(42,510)
Net cash provided by (used) in financing activities	2,842,420	(3,500,495)
Net increase in cash and cash equivalents	1,222,484	1,978,906
Cash and cash equivalents:
Beginning	2,945,465	4,378,835
Ending	$4,167,949	$6,357,741

(Continued)
See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011
 (Unaudited)

(Continued)

	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$581,225	$701,535
Interest paid on borrowings	1	-
Income taxes paid, net of refunds received	(357)	(274)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	221,075	219,432
Other assets acquired in settlement of loans	1,100	12,000
Sale of foreclosed real estate through loan origination	304,227	607,195
Deferred gains on the sale of OREO properties	17,618	-
Liability due to the recording of ESOP put options	66,333	95,231

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $186.3 million at March 31, 2012 and is head quartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company.  The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank.  The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public.  As of March 31, 2012, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded.  The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2011. Certain amounts in the accompanying financial statements and footnotes for 2011 have been reclassified with no effect on net income or stockholders’ equity to be consistent with the 2012 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2012, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2012.

NOTE 4 – CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and deferred income taxes to be our critical accounting policies.

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

Per accounting guidance, the Company reviewed its deferred tax assets at March 31, 2012 and determined that no valuation allowance was necessary.  Despite the prior year net operating loss and challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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

	Three Months Ended
	March 31,
	2012	2011
Net income available to common stockholders	$239,670	$212,547
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,119,673
Weighted average unallocated Employee Stock Ownership Plan shares	(40,263)	(45,350)
Weighted average unvested MRP shares	(8,999)	(10,036)
Basic weighted average shares outstanding	2,068,717	2,064,287
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares*	4,782	7,715
Weighted average RRP options outstanding *	-	-
Dilutive weighted average shares outstanding	2,073,499	2,072,002
Basic earnings per share	$0.12	$0.10
Diluted earnings per share	$0.12	$0.10

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date.  If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary.  At March 31, 2012, 30,635 shares at a fair value of $5.75 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table reflects the status of the shares held by the ESOP:

	March 31,	December 31,
	2012	2011
Shares allocated	36,885	35,613
Shares withdrawn from the plan	(6,250)	(6,250)
Unallocated shares	39,429	40,701
Total ESOP shares	70,064	70,064
Fair value of unallocated shares	$226,717	$152,222

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012:
Held to Maturity
Residential mortgage-backed securities	$14	$1	$-	$15
Available for Sale
U.S. agency securities	$3,001,904	$17,976	$-	$3,019,880
State and municipal securities	5,426,439	161,086	57,177	5,530,348
Residential mortgage-backed securities	25,886,380	539,495	42,933	26,382,942
	$34,314,723	$718,557	$100,110	$34,933,170

December 31, 2011:
Held to Maturity
Residential mortgage-backed securities	$15	$1	$-	$16
Available for Sale
U.S. agency securities	$3,003,911	$27,159	$-	$3,031,070
State and municipal securities	3,571,552	138,190	4,258	3,705,484
Residential mortgage-backed securities	25,781,801	575,916	87,326	26,270,391
	$32,357,264	$741,265	$91,584	$33,006,945

The amortized cost and fair value at March 31, 2012, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due after three months through one year	$-	$-	$3,001,904	$3,019,880
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	1,186,928	1,233,420
Due after ten years	-	-	4,239,511	4,296,928
Residential mortgage-backed securities	14	15	25,886,380	26,382,942
	$14	$15	$34,314,723	$34,933,170

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
Securities Available for Sale
State and municipal securities	$1,084,823	$57,177	$-	$-	$1,084,823	$57,177
Residential mortgage-backed securities	5,643,276	39,401	1,867,848	3,532	7,511,124	42,933
	$6,728,099	$96,578	$1,867,848	$3,532	$8,595,947	$100,110

December 31, 2011
Securities Available for Sale
State and municipal securities	$364,600	$4,258	$-	$-	$364,600	$4,258
Residential mortgage-backed securities	7,612,032	67,441	1,916,267	19,885	9,528,299	87,326
	$7,976,632	$71,699	$1,916,267	$19,885	$9,892,899	$91,584

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

 At March 31, 2012, seven securities had unrealized losses with an aggregate depreciation of 1.15% from the Company’s amortized cost basis.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2012.

Proceeds from the sales of securities were $3.0 million for the three months ended March 31, 2012 and there were no proceeds from the sales of securities for the three months ended March 31, 2011. There was $58,614 in gross realized gains for the three months ended March 31, 2012 and no gross realized gains for the three months ended March 31, 2011. There was $44,666 in gross realized losses for the three months ended March 31, 2012 and no gross realized losses for the three months ended March 31, 2011. The tax provision applicable to these net realized gains amounted to $4,742 and $0, respectively.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This accounting guidance under FASB ASC 310, Receivables, requires disclosure of information about the credit quality of an entity’s financing receivables and the allowance for credit losses.

The guidance only relates to financial statement disclosures and does not affect the Company’s financial condition or result of operations.  The following disclosures incorporate the guidance.

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

Loans

                      The components of loans, net of deferred loan costs (fees), are as follows:

	March 31,	December 31,
	2012	2011
Mortgage loans:
One-to-four family residential loans	$88,715,196	$90,202,346
Multi-family residential loans	5,664,422	5,736,607
Total mortgage loans	94,379,618	95,938,953

Other loans:
Non-residential loans	20,160,952	21,341,062
Commercial loans	9,126,980	9,557,632
Consumer direct	637,411	702,329
Purchased auto	6,924,368	5,179,198
Total other loans	36,849,711	36,780,221
Gross loans	131,229,329	132,719,174
Less: Allowance for loan losses	(4,868,479)	(4,747,412)
Loans, net	$126,360,850	$127,971,762

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended
	March 31,
	2012	2011
Purchased auto	$2,532,532	$503,527

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended
	March 31,
	2012	2011
One-to-four family	$(259,172)	$(263,784)
Multi-family	-	-
Non-residential	(48,740)	(18,263)
Commercial	(7,259)	-
Consumer direct	-	(15,000)
Purchased auto	(2,262)	(2,084)
	$(317,433)	$(299,131)

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011:

March 31, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412
Provision charged to income	376,103	(121,324)	89,819	87,962	1,374	4,566	438,500
Loans charged off	(259,572)	-	(48,740)	(7,259)	-	(3,931)	(319,502)
Recoveries of loans previously charged off	400	-	-	-	-	1,669	2,069
Balance at end of period	$3,230,276	$317,218	$1,186,968	$91,274	$4,952	$37,791	$4,868,479

March 31, 2011	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362
Provision charged to income	59,698	(67,305)	453,783	(46,458)	2,201	(13,659)	388,260
Loans charged off	(263,784)	-	(18,263)	-	(15,000)	(3,697)	(300,744)
Recoveries of loans previously charged off	-	-	-	-	-	1,613	1,613
Balance at end of period	$2,221,131	$38,754	$2,315,397	$180,401	$12,117	$24,691	$4,792,491

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011:

March 31, 2012	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$7,419,446	$304,780	$1,438,915	$-	$20,729	$2,461	$9,186,331
Loans collectively evaluated for impairment	81,295,750	5,359,642	18,722,037	9,126,980	616,682	6,921,907	122,042,998
Ending Balance	$88,715,196	$5,664,422	$20,160,952	$9,126,980	$637,411	$6,924,368	$131,229,329

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,881,212	$171,658	$142,275	$-	$-	$2,461	$2,197,606
Loans collectively evaluated for impairment	1,349,064	145,560	1,044,693	91,274	4,952	35,330	2,670,873
Balance at end of period	$3,230,276	$317,218	$1,186,968	$91,274	$4,952	$37,791	$4,868,479

December 31, 2011	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$7,862,205	$312,001	$2,087,822	$7,340	$25,989	$4,715	$10,300,072
Loans collectively evaluated for impairment	82,340,141	5,424,606	19,253,240	9,550,292	676,340	5,174,483	122,419,102
Ending Balance	$90,202,346	$5,736,607	$21,341,062	$9,557,632	$702,329	$5,179,198	$132,719,174

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,959,808	$169,780	$206,242	$7,259	$726	$4,715	$2,348,530
Loans collectively evaluated for impairment	1,153,537	268,762	939,647	3,312	2,852	30,772	2,398,882
Balance at end of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2012 and December 31, 2011:

March 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$8,166,745	$1,223,477	$6,195,969	$7,419,446	$1,881,212	$7,535,981
Multi-family	562,001	-	304,780	304,780	171,658	304,780
Non-residential	4,629,877	579,952	858,963	1,438,915	142,275	1,807,554
Commercial	-	-	-	-	-	2,420
Consumer direct	21,876	20,729	-	20,729	-	24,668
Purchased auto	2,461	-	2,461	2,461	2,461	30,354
	$13,382,960	$1,824,158	$7,362,173	$9,186,331	$2,197,606	$9,705,757

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$8,385,861	$617,785	$7,244,420	$7,862,205	$1,959,808	$7,984,792
Multi-family	562,001	-	312,001	312,001	169,780	541,179
Non-residential	5,133,898	460,729	1,627,093	2,087,822	206,242	5,088,219
Commercial	7,340	-	7,340	7,340	7,259	77,466
Consumer direct	25,989	21,310	4,679	25,989	726	24,605
Purchased auto	4,715	-	4,715	4,715	4,715	1,795
	$14,119,804	$1,099,824	$9,200,248	$10,300,072	$2,348,530	$13,718,056

For the three months ended March 31, 2012 and 2011, the Company recognized no accrued or cash basis interest income on impaired loans.

At March 31, 2012, there were 62 impaired loans totaling approximately $9.2 million, compared to 72 impaired loans totaling approximately $10.3 million at December 31, 2011. The decrease in impaired loans was a result of returning eight previously impaired loans totaling approximately $851,000 to accrual status, moving six impaired loans totaling approximately $382,000 to OREO, charging off two impaired loans totaling approximately $30,000, and writing down two impaired loans by a total of approximately $143,000. Additionally, six loans totaling approximately $666,000 were added to the impaired loan list.

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

Impaired loans at March 31, 2012 include $3.6 million of loans whose terms have been modified in troubled debt restructurings compared to $4.1 million at December 31, 2011.  The decrease in impaired loans whose terms have been modified in troubled debt restructurings is primarily the result of two loans totaling approximately $319,000 that were returned to accrual status and upgraded to special mention because each of these loans performed in accordance with their restructured terms for more than six consecutive months. Additionally, another loan with a balance of approximately $23,000 was charged-off, while another loan with a balance of approximately $314,000 was written down by approximately $99,000. The remaining restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

Loans classified as troubled debt restructuring during the three months ended March 31, 2012 and 2011, segregated by class are shown in the table below.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	1	$122,500	$13,150
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	-	$-	$-	1	$122,500	$13,150

The following troubled debt restructured loans that were restructured during the twelve months prior to the dates indicated and had payment defaults (i.e. 60 days or more past due following a modification), during the three months ended March 31, 2012 and 2011, segregated by class, are shown in the table below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	1	$212,014	2	$1,372,481
Multi-family	-	-	1	558,087
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	1	$212,014	3	$1,930,568

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. The one TDR that has re-defaulted during 2012 has been written down to its fair value less estimated costs to sell, which is $212,014, thus there is no specific provision allocated to cover any potential impairment. Qualitative factors are updated quarterly for trends in economic and nonperforming factors.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of March 31, 2012 and December 31, 2011:

March 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$7,033,573	$145,277
Multi-family	304,780	-
Non-residential	1,976,640	-
Commercial	-	-
Consumer direct	20,729	-
Purchased auto	2,461	-
	$9,338,183	$145,277

December 31, 2011
One-to-four family	$6,755,279	$36,289
Multi-family	304,780	-
Non-residential	1,565,825	-
Commercial	7,259	-
Consumer direct	8,710	-
Purchased auto	4,715	-
	$8,646,568	$36,289

The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2012 and December 31, 2011:

March 31, 2012	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$3,137,781	$561,432	$4,616,221	$8,315,434	$80,399,762	$88,715,196
Multi-family	786,876	-	304,780	1,091,656	4,572,766	5,664,422
Non-residential	44,549	-	660,087	704,636	19,456,316	20,160,952
Commercial	-	-	-	-	9,126,980	9,126,980
Consumer direct	21,330	-	-	21,330	616,081	637,411
Purchased auto	17,229	-	2,461	19,690	6,904,678	6,924,368
	$4,007,765	$561,432	$5,583,549	$10,152,746	$121,076,583	$131,229,329

December 31, 2011	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,966,971	$849,057	$4,438,908	$8,254,936	$81,947,410	$90,202,346
Multi-family	506,619	-	304,780	811,399	4,925,208	5,736,607
Non-residential	174,549	56,739	708,826	940,114	20,400,948	21,341,062
Commercial	98,727	-	7,259	105,986	9,451,646	9,557,632
Consumer direct	3,786	-	480	4,266	698,063	702,329
Purchased auto	2,461	43,648	4,715	50,824	5,128,374	5,179,198
	$3,753,113	$949,444	$5,464,968	$10,167,525	$122,551,649	$132,719,174

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

•	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of March 31, 2012 and December 31, 2011, the risk category of loans by class is as follows:

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$5,605,750	$7,419,446	$-	$75,690,000
Multi-family	-	884,978	304,780	-	4,474,664
Non-residential	16,688,164	2,033,873	1,438,915	-	-
Commercial	9,092,743	34,237	-	-	-
Consumer direct	-	6,937	20,729	-	609,745
Purchased auto	-	-	2,461	-	6,921,907
Total	$25,780,907	$8,565,775	$9,186,331	$-	$87,696,316

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,620,210	$7,862,205	$-	$78,719,931
Multi-family	-	-	312,001	-	5,424,606
Non-residential	17,981,919	1,271,321	2,087,822	-	-
Commercial	9,550,292	-	7,340	-	-
Consumer direct	-	-	25,989	-	676,340
Purchased auto	-	-	4,715	-	5,174,483
Total	$27,532,211	$4,891,531	$10,300,072	$-	$89,995,360

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense for the three months ended March 31, 2012 and 2011, was approximately $7,000 and $32,000, respectively.  In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. The decrease in stock-based compensation expense was due to there being no remaining compensation expense on the options and shares granted in November 2006, as they became fully vested and fully expensed in November of 2011. For the three months ended March 31, 2012 and 2011, the Company did not grant additional options or shares under the MRP.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU No. 2011-04 are to be applied prospectively. The guidance publishes convergence standards on fair value measurement and disclosures. The Company adopted the provisions of ASU No. 2011-04 for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s disclosures, financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU No. 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminates the option of presenting components of comprehensive income as a part of the statement of changes in stockholder’s equity. They must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s financial position or results of operations. The adoption did not have an impact on the Company’s quarterly disclosures but is expected to change the presentation of other comprehensive income in the annual financial statements for the year ending December 31, 2012.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The Update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05.  The Update was effective for the Company January 1, 2012, and did not have a material impact on the Company’s financial position or results of operations.  All other requirements of ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 did not have a material impact on the Company’s financial position or results of operations. The adoption did not have an impact on the Company’s quarterly disclosures but is expected to change the presentation of other comprehensive income in the annual financial statements for the year ending December 31, 2012.

NOTE 11 – FAIR VALUE MEASUREMENT AND DISCLOSURE

FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is not adjusted for transaction costs. This guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale

Securities classified as available for sale are recorded at fair value on a recurring basis using pricing obtained from an independent pricing service.  Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1.  If quoted market prices are not available, the pricing service estimates the fair values by using pricing models or quoted prices of securities with similar characteristics. For these securities, the inputs used by the pricing service to determine fair value consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and bonds’ terms and conditions, among other things resulting in classification within Level 2.  Level 2 securities include obligations of U.S. government corporations and agencies, state and municipal securities, and mortgage-backed securities.  In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3.  The Company has no securities classified within Level 3.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the first quarter of 2012 or 2011. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

March 31, 2012				Total
	Level 1	Level 2	Level 3	Fair Value
U.S. agency securities available for sale	$-	$3,019,880	$-	$3,019,880
State and municipal securities available for sale	-	5,530,348	-	5,530,348
Residential mortgage-backed securities available for sale	-	26,382,942	-	26,382,942
	$-	$34,933,170	$-	$34,933,170

December 31, 2011				Total
	Level 1	Level 2	Level 3	Fair Value
U.S. agency securities available for sale	$-	$3,031,070	$-	$3,031,070
State and municipal securities available for sale	-	3,705,484	-	3,705,484
Residential mortgage-backed securities available for sale	-	26,270,391	-	26,270,391
	$-	$33,006,945	$-	$33,006,945

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011.

March 31, 2012				Total
	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$365,966	$-	$365,966
Impaired loans, net	-	2,582,592	2,581,975	5,164,567

December 31, 2011				Total
	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$582,148	$-	$582,148
Impaired loans, net	-	3,005,351	3,846,367	6,851,718

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2012 using:
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$4,167,949	$4,167,949	$-	$-	$4,167,949
Federal funds sold	4,269,000	4,269,000	-	-	4,269,000
Securities	36,864,871	-	36,864,872	-	36,864,872
Net loans	126,360,850	-	2,582,592	123,496,408	126,079,000
Accrued interest receivable	683,848	683,848	-	-	683,848
Mortgage servicing rights	157,681	-	-	157,681	157,681
Financial Liabilities:
Non-interest bearing deposits	4,100,154	4,100,154	-	-	4,100,154
Interest bearing deposits	158,690,716	-	-	159,675,846	159,675,846
Accrued interest payable	3,557	3,557	-	-	3,557

	As of December 31, 2011
	Carrying	Fair
	Value	Value
Financial Assets:
Cash and cash equivalents	$2,945,465	$2,945,465
Federal funds sold	1,627,000	1,627,000
Securities	35,541,912	35,541,913
Accrued interest receivable	691,367	691,367
Net loans	127,971,762	127,942,000
Mortgage servicing rights	154,180	154,180
Financial Liabilities:
Deposits	159,948,450	161,144,000
Accrued interest payable	1,908	1,908

The following methods and assumptions were used by the Bank in estimating the fair value of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Federal Funds Sold: The carrying amounts reported in the balance sheets for federal funds sold approximate fair values.

Securities: The Company obtains fair value measurements of available for sale securities from an independent pricing service.  See Note 11 - Fair Value Measurement and Disclosure for further detail on how fair values of securities available for sale are determined.  The carrying value of non-marketable equity securities approximates fair value.

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

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements.  As of March 31, 2012 and December 31, 2011, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2012 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

GENERAL

The Bank is a community and customer-oriented savings bank. The Bank's business has historically consisted of attracting deposits from the general public and using those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.  The Bank completed its reorganization pursuant to its Plan of Conversion on July 11, 2005, upon which the Bank converted from an Illinois-chartered mutual savings bank to a federally-chartered mutual savings bank, and on that same date, converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, all of the outstanding stock of which was issued to the Company.  As part of the reorganization, the Company issued 1,001,210 shares to the public and 1,223,701 shares to Ottawa Savings Bancorp MHC, a mutual holding company.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2012 AND DECEMBER 31, 2011

The Company's total assets increased $3.3 million, or 1.8%, to $186.3 million at March 31, 2012, from $183.0 million at December 31, 2011 due to the Company strengthening its liquidity as federal funds sold increased $2.6 million, cash and cash equivalents increased by $1.2 million, and securities available for sale grew by $1.9 million.  The increase in liquid assets was partially offset by a decrease in loans of $1.6 million, a decrease in non-marketable equity securities of $0.6 million, and a decrease in foreclosed real estate of $0.2 million.

Cash and cash equivalents increased $1.2 million, or 41.5%, to $4.2 million at March 31, 2012 from $2.9 million at December 31, 2011 primarily as a result of the cash provided by operating and financing activities exceeding the cash used in investing activities.

Securities available for sale increased $1.9 million, or 5.8%, to $34.9 million at March 31, 2012 from $33.0 million at December 31, 2011. The increase was primarily the result of purchases of $6.5 million offset by $4.4 million in sales, calls, maturities and paydowns.

Loans, net of the allowance for loan losses, decreased $1.6 million, or 1.3%, to $126.4 million at March 31, 2012 from $128.0 million at December 31, 2011.  The decrease in loans, net of the allowance for loan losses, was primarily caused by a combination of normal attrition, paydowns, loan charge-offs and strategic initiatives to reduce lending exposure in one-to-four family residential and non-residential loans, in addition to an increase in the allowance for loan losses of $0.1 million. The Company is also focusing its lending efforts on customers based primarily in its local market.

Foreclosed real estate decreased approximately $0.2 million, or 34.7%, to $0.4 million at March 31, 2012 from $0.5 million at December 31, 2011.  The decrease was primarily due to the sale of two properties valued at $0.4 million, offset by the addition of two properties valued at $0.2 million acquired through loan foreclosures due to the continued stress the economic environment has placed on the Company’s customers.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions decreased $0.1 million, or 7.3%, to $1.3 million at March 31, 2012, from $1.4 million at December 31, 2011.

Total deposits increased $2.8 million, or 1.8%, to $162.8 million at March 31, 2012, from $159.9 million at December 31, 2011. The increase is primarily due to increases in checking accounts which increased $2.1 million, or 13.2% from December 31, 2011 to March 31, 2012.  Additionally, money market accounts increased $1.2 million and passbook savings accounts increased $1.3 million. The increases were partially offset by a decrease in certificates of deposit of $1.8 million, or 1.6% from December 31, 2011 to March 31, 2012.  The increase in checking, money market, and passbook savings accounts is primarily due to customers moving funds into non-term products as they wait for a better rate environment.

Other liabilities increased $0.3 million, or 11.0%, to $2.7 million at March 31, 2012, from $2.5 million at December 31, 2011.  The increase was primarily due to an increase in the escrow payable of $0.2 million.

Equity increased $0.2 million, or 0.8%, to $20.6 million at March 31, 2012, from $20.4 million at December 31, 2011.  The increase in equity is primarily related to the net income for the three months ended March 31, 2012 of approximately $0.2 million.

The continuing state of economic uncertainty continues to affect our asset quality.  We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, high unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have resulted in nonperforming loans totaling 7.2% of total loan receivables as of March 31, 2012, which is an increase from 6.5% as of December 31, 2011, but less than the 7.4% as of March 31, 2011.

The Company’s nonperforming assets consist of non-accrual loans, loans past due greater than 90 days and still accruing and foreclosed real estate.  Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due.  Interest previously accrued but uncollected is reversed and charged against interest income. During the first quarter, nonaccrual loans increased 8.0% to $9.3 million from $8.6 million as of December 31, 2011. This increase is due to several non-residential properties being negatively impacted by the economy as well as numerous one-to-four family properties, as our customers continue to be challenged during these difficult economic times.

The following table summarizes nonperforming assets for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
Non-accrual:	(In Thousands)
One-to-four family	$7,033	$6,755	$8,340	$7,573	$6,677
Multi-family	305	305	555	555	558
Non-residential real estate	1,977	1,566	3,386	469	2,344
Commercial	-	7	7	7	192
Consumer direct	21	9	38	12	6
Purchased auto	2	5	3	3	-
Total non-accrual loans	9,338	8,647	12,329	8,619	9,777
Past due greater than 90 days and still accruing:
One-to-four family	145	36	18	31	346
Non-residential real estate	-	-	-	329	111
Consumer direct	-	-	-	2	-
Total nonperforming loans	9,483	8,683	12,347	8,981	10,234
Foreclosed real estate	354	542	1,149	685	844
Other repossessed assets	12	40	31	-	12
Total nonperforming assets	$9,849	$9,265	$13,527	$9,666	$11,090

The table below presents selected asset quality ratios for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
Allowance for loan losses as a percent of gross loans receivable	3.70%	3.57%	5.18%	2.90%	3.48%
Allowance for loan losses as a percent of total nonperforming loans	51.33%	54.67%	56.38%	44.51%	46.82%
Nonperforming loans as a percent of gross loans receivable	7.20%	6.53%	9.19%	6.52%	7.43%
Nonperforming loans as a percent of total assets	5.09%	4.75%	6.75%	4.82%	5.33%
Nonperforming assets as a percent of total assets	5.29%	5.04%	7.39%	5.19%	5.78%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

General.  Net income for the three months ended March 31, 2012 was $240,000 compared to net income of $213,000 for the three months ended March 31, 2011.  Net income improved during the first quarter of 2012 due to stronger noninterest income and lower operating costs than 2011. These positive variances were slightly offset by lower net interest income.

Net Interest Income.  The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,777	$1,954	$(177)	(9.06	) %
Securities:
Residential mortgage-backed securities	189	233	(44)	(18.88)
U.S. agency securities	17	27	(10)	(37.04)
State and municipal securities	41	-	41	100.00
Dividends on non-marketable equity securities	1	1	-	-
Interest-bearing deposits	1	1	-	-
Total interest and dividend income	2,026	2,216	(190)	(8.57)
Interest expense:
Deposits	587	686	(99)	(14.43)
Total interest expense	587	686	(99)	(14.43)
Net interest income	$1,439	$1,530	$(91)	(5.95	) %

The following table presents for the periods indicated the total dollar amount of interest income from average interest- earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Three Months Ended March 31,
	2012			2011
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$124,141	$1,777	5.73%	$133,587	$1,954	5.85%
Securities, net (2)	33,974	247	2.91%	31,020	260	3.36%
Non-marketable equity securities	2,133	1	0.19%	2,535	1	0.16%
Interest-bearing deposits	5,219	1	0.08%	6,776	1	0.06%
Total interest-earning assets	165,467	2,026	4.90%	173,918	2,216	5.10%
Interest-bearing liabilities
Money Market accounts	$19,505	$26	0.53%	$21,022	$37	0.70%
Passbook accounts	14,351	5	0.14%	13,671	5	0.15%
Certificates of Deposit accounts	110,710	553	2.00%	118,162	640	2.17%
Checking accounts	12,748	3	0.09%	10,644	4	0.15%
Total interest-bearing liabilities	157,314	587	1.49%	163,499	686	1.68%
NET INTEREST INCOME		$1,439			$1,530
NET INTEREST RATE SPREAD (3)			3.41%			3.42%
NET INTEREST MARGIN (4)			3.48%			3.52%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			105.18%			106.37%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2012 and 2011.  The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31,
	2012 Compared to 2011
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(135)	$(42)	$(177)
Securities, net	22	(35)	(13)
Non-marketable equity securities	-	-	-
Interest-bearing deposits	-	-	-
Total interest-earning assets	$(113)	$(77)	$(190)
Interest expense on
Money Market accounts	$(2)	$(9)	$(11)
Passbook accounts	-	-	-
Certificates of Deposit accounts	(37)	(50)	(87)
Checking	-	(1)	(1)
Total interest-bearing liabilities	(39)	(60)	(99)
Change in net interest income	$(74)	$(17)	$(91)

Net interest income decreased $91,000, or 6.0%, to $1.4 million for the three months ended March 31, 2012 compared to $1.5 million for the three months ended March 31, 2011. Interest and dividend income decreased due to the decline in average interest earning assets of $8.5 million and the yield decreasing on interest earning assets from 5.1% to 4.9%. The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the first quarter of 2012. This decline in interest income was partially offset by a $100,000, or 14.5%, reduction in interest expense. The cost of funds declined 19 basis points or 11.3% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $6.2 million or 3.8%.

Provision for Loan Losses. Management recorded a loan loss provision of $439,000 for the three months ended March 31, 2012, compared to $388,000 for the three months ended March 31, 2011. The economic conditions in the local market continue to negatively impact collateral values of real estate. The provision is primarily attributed to the reserves in the one-to-four family segment as there has been a continued decline in payment activity of borrowers which increased the number of impaired loans evaluated individually.  As a result of local economic conditions including elevated levels of unemployment as local unemployment increased to 12.3% from year-end 2011 levels of 11.2%, the general reserve was increased slightly during the current quarter.

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

Other Income. The following table summarizes other income for the three months ended March 31, 2012 and 2011.

	Three months ended
	March 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$14	$1	$13	1,300.00%
Gain on sale of loans	28	8	20	250.00
Gain on sale of OREO	79	23	56	243.48
Origination of mortgage servicing rights, net of amortization	3	(2)	5	(250.00)
Customer service fees	69	68	1	1.47
Income on bank owned life insurance	8	8	-	-
Other	11	22	(11)	(50.00)
Total other income	$212	$128	$84	65.63%

The increase in total other income was primarily due to gains on the sale of foreclosed real estate and gains on the sale of securities during the first quarter of 2012. Additionally, levels of loan demand for loan sales increased during the first quarter of 2012 as compared to 2011, resulting in an increase in gains on the sale of loans. The increase was slightly offset by a decrease in other income.

Other Expenses.  The following table summarizes other expenses for the three months ended March 31, 2012 and 2011.

	Three months ended
	March 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$340	$397	$(57)	(14.36	) %
Directors fees	21	21	-	-
Occupancy	105	120	(15)	(12.50)
Deposit insurance premium	60	96	(36)	(37.50)
Legal and professional services	56	62	(6)	(9.68)
Data processing	96	75	21	28.00
Valuation adjustments and expenses on foreclosed real estate	20	28	(8)	(28.57)
Loss on sale of repossessed assets	12	12	-	-
Loss on consumer loans	42	-	42	100.00
Other	112	131	(19)	(14.50)
Total other expenses	$864	$942	$(78)	(8.28	) %

Efficiency ratio (1)	52.33%	56.82%
(1) Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to decreases in salaries and employee benefits as a result of no remaining compensation expense on the MRP shares and options granted in 2006, a decrease in deposit insurance premiums due to a decrease in deposits from the prior assessment period and lower assessments by the FDIC for smaller financial institutions, and a decrease in occupancy expenses. The decreases were partially offset by an increase in loss on consumer loans and increased data processing costs.

Income Taxes. The Company recorded income tax expense of $109,000 and $115,000 for the three months ended March 31, 2012 and 2011, respectively.  The difference in income taxes for the periods is due to the differences in pre-tax income for the applicable periods.

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

At March 31, 2012 the Bank had outstanding commitments to originate $1.0 million in loans, unfunded lines of credit of $8.3 million, unfunded commitments on construction loans of $354,000, and a commitment to purchase $1.9 million in auto loans.  In addition, as of March 31, 2012, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $46.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.  As of March 31, 2012, the Bank had $55.6 million of available credit from the FHLBC. There were no FHLBC advances outstanding at March 31, 2012.  In addition, as of March 31, 2012, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock.  Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2012, the Company had cash and cash equivalents of $266,000.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at March 31, 2012 of 9.31%, 15.36% and 16.65%, respectively, compared to ratios at December 31, 2011 of 9.38%, 15.47% and 16.76%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable as the Company is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’S rules and forms, and (2) is accumulated and communicated to the Company’s management, including, its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  As of March 31, 2012, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.       Description

3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC. Registrant

Date: May 15, 2012	/s/ Jon L. Kranov Jon L. Kranov President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	/s/ Marc N. Kingry Marc N. Kingry Chief Financial Officer (Principal Financial Officer)