Form 10-Q
period 2012-06-30
Ottawa Savings Bancorp, Inc.
filed 2012-08-09
CIK 1321070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 000-51367

OTTAWA SAVINGS BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	20-3074627
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

925 LaSalle Street
Ottawa, Illinois	61350
(Address of principal executive offices)	(Zip Code)

(815) 433-2525
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 9, 2012
Common Stock, $0.01 par value	2,117,979

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2012

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
(Unaudited)
	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$2,044,787	$1,664,957
Interest bearing deposits	4,116,499	1,280,508
Total cash and cash equivalents	6,161,286	2,945,465
Federal funds sold	3,309,000	1,627,000
Securities held to maturity (fair value of $14 and $16 at June 30, 2012 and December 31, 2011, respectively)	14	15
Securities available for sale	33,677,698	33,006,945
Non-marketable equity securities	1,756,020	2,534,952
Loans, net of allowance for loan losses of $4,284,125 and $4,747,412 at June 30, 2012 and December 31, 2011, respectively	125,510,699	127,971,762
Loans held for sale	89,994	-
Premises and equipment, net	6,724,229	6,801,376
Accrued interest receivable	680,899	691,367
Foreclosed real estate	1,247,328	542,160
Deferred tax assets	2,546,254	2,690,622
Cash value of life insurance	1,572,509	1,557,106
Prepaid FDIC premiums	279,644	394,797
Income tax refunds receivable	687,401	738,658
Other assets	1,402,113	1,447,980
Total assets	$185,645,088	$182,950,205
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$4,325,634	$4,038,837
Interest bearing	157,679,063	155,909,613
Total deposits	162,004,697	159,948,450
Accrued interest payable	1,948	1,908
Other liabilities	2,715,187	2,477,372
Total liabilities	164,721,832	162,427,730
Commitments and contingencies
Redeemable common stock held by ESOP plan	151,558	109,818
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,706,582	8,715,905
Retained earnings	13,410,655	13,015,777
Unallocated ESOP shares	(381,570)	(407,008)
Unearned management recognition plan shares	(40,518)	(41,119)
Accumulated other comprehensive income	417,976	428,789
	22,135,374	21,734,593
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(151,558)	(109,818)
Total stockholders' equity	20,771,698	20,412,657
Total liabilities and stockholders' equity	$185,645,088	$182,950,205

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest and fees on loans	$1,805,713	$1,973,044	$3,582,616	$3,927,496
Securities:
Residential mortgage-backed securities	163,581	244,783	352,567	477,785
U.S. agency securities	16,663	18,362	33,422	45,789
State and municipal securities	51,014	6,835	92,072	6,835
Dividends on non-marketable equity securities	1,270	579	1,861	1,170
Interest-bearing deposits	1,484	1,765	2,573	2,873
Total interest and dividend income	2,039,725	2,245,368	4,065,111	4,461,948
Interest expense:
Deposits	552,941	652,744	1,139,631	1,338,998
Borrowings	—	—	1	—
Total interest expense	552,941	652,744	1,139,632	1,338,998
Net interest income	1,486,784	1,592,624	2,925,479	3,122,950
Provision for loan losses	563,500	1,033,260	1,002,000	1,421,520
Net interest income after provision for loan losses	923,284	559,364	1,923,479	1,701,430
Other income:
Gain on sale of securities	—	275,139	13,948	276,474
Gain on sale of loans	30,516	307	58,372	7,778
Gain on sale of OREO, net	—	—	69,722	—
Origination of mortgage servicing rights, net of amortization	(750)	(7,691)	2,751	(9,643)
Customer service fees	70,406	74,420	139,296	142,556
Income on bank owned life insurance	7,790	8,804	15,403	17,143
Other	18,475	108,148	29,836	129,952
Total other income	126,437	459,127	329,328	564,260
Other expenses:
Salaries and employee benefits	363,723	399,786	703,290	796,933
Directors fees	21,000	21,000	42,000	42,000
Occupancy	112,118	117,936	217,067	237,640
Deposit insurance premium	60,410	87,123	120,439	182,939
Legal and professional services	56,166	60,171	111,729	121,803
Data processing	64,717	71,689	161,264	147,146
Valuation adjustments and expenses on foreclosed real estate	25,546	90,543	46,044	118,876
Loss on sale of OREO, net	9,601	101,817	—	78,965
Loss on sale of repossessed assets	2,612	1,032	14,472	12,830
Loss on consumer loans	—	—	41,514	—
Other	145,319	149,414	257,403	280,767
Total other expenses	861,212	1,100,511	1,715,222	2,019,899
Income (loss) before income tax expense (benefit)	188,509	(82,020)	537,585	245,791
Income tax expense (benefit)	33,301	(85,154)	142,707	30,110
Net income	$155,208	$3,134	$394,878	$215,681
Basic earnings per share	$0.07	$—	$0.19	$0.10
Diluted earnings per share	$0.07	$—	$0.19	$0.10
Dividends per share	$—	$0.05	$—	$0.10

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2012 and 2011
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive income:	2012	2011	2012	2011
Net income	$155,208	$3,134	$394,878	$215,681
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale arising during period, net of income taxes	9,801	98,442	(1,607)	79,693
Reclassification adjustment for gains included in net income, net of tax expense	-	(181,592)	(9,206)	(182,473)
Comprehensive income (loss)	$165,009	$(80,016)	$384,065	$112,901

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011
 (Unaudited)
	2012	2011
Cash Flows from Operating Activities
Net Income	$394,878	$215,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,383	121,702
Provision for loan losses	1,002,000	1,421,520
Provision for deferred income taxes	149,939	26,978
Net amortization of premiums and discounts on securities	243,935	174,214
Gain on sale of securities	(13,948)	(276,474)
Origination of mortgage loans held for sale	(4,428,809)	(495,830)
Proceeds from sale of mortgage loans held for sale	4,397,187	503,608
Gain on sale of loans, net	(58,372)	(7,778)
Origination of mortgage servicing rights, net of amortization	(2,751)	9,643
(Gains) losses on sale of foreclosed real estate	(69,722)	78,965
Loss on sale of repossessed assets	14,472	12,830
Loss on consumer loans	41,514	-
ESOP compensation expense	12,481	18,290
MRP compensation expense	601	39,075
Compensation expense on RRP options granted	3,634	25,347
Increase in cash surrender value of life insurance	(15,403)	(17,143)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	115,153	174,366
Decrease in accrued interest receivable	10,468	40,017
Decrease (increase) in other assets	8,730	(142,669)
Decrease in income tax refunds receivable	51,257	399,077
Increase (decrease) in accrued interest payable and other liabilities	220,237	(81,691)
Net cash provided by operating activities	2,177,864	2,239,728
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(7,896,364)	(9,088,380)
Sales, calls, maturities and paydowns	6,979,240	9,787,155
Securities held to maturity:
Paydowns	1	2
Net decrease in loans	527,737	3,878,148
Net (increase) decrease in federal funds sold	(1,682,000)	3,679,000
Proceeds from sale of foreclosed real estate	270,884	264,513
Proceeds from sale of repossessed assets	26,516	27,554
Purchase of premises and equipment	(23,236)	-
Proceeds from redemption of non-marketable equity securities	778,932	-
Net cash (used in) provided by investing activities	(1,018,290)	8,547,992
Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,056,247	(8,880,702)
Cash dividends paid	-	(84,757)
Net cash provided by (used) in financing activities	2,056,247	(8,965,459)
Net increase in cash and cash equivalents	3,215,821	1,822,261
Cash and cash equivalents:
Beginning	2,945,465	4,378,835
Ending	$6,161,286	$6,201,096

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011
 (Unaudited)

(Continued)
	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,135,775	$1,367,761
Interest paid on borrowings	1	-
Income taxes paid, net of refunds received	(127,935)	(244,351)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	1,217,148	937,045
Other assets acquired in settlement of loans	1,100	12,000
Sale of foreclosed real estate through loan origination	328,436	1,313,689
Deferred gains on the sale of OREO properties	17,618	-
Liability due to the recording of ESOP put options	41,740	61,977

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $185.6 million at June 30, 2012 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company.  The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank.  The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public.  As of June 30, 2012, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

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

At June 30, 2012, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2012.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Per accounting guidance, the Company reviewed its deferred tax assets at June 30, 2012 and determined that no valuation allowance was necessary.  Despite the prior year net operating loss and challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common stockholders	$155,208	$3,134	$394,878	$215,681
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,119,673	2,117,979	2,119,673
Weighted average unallocated Employee Stock Ownership Plan shares	(38,991)	(44,083)	(39,627)	(44,711)
Weighted average unvested MRP shares	(8,899)	(10,036)	(8,899)	(10,036)
Basic weighted average shares outstanding	2,070,089	2,065,554	2,069,453	2,064,926
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	5,373	10,509	19,419	9,460
Weighted average RRP options outstanding *	—	—	—	—
Dilutive weighted average shares outstanding	2,075,462	2,076,063	2,088,872	2,074,386
Basic earnings per share	$0.07	$—	$0.19	$0.10
Diluted earnings per share	$0.07	$—	$0.19	$0.10

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date.  If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary.  At June 30, 2012, 31,907 shares at a fair value of $4.75 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:
	June 30, 2012	December 31, 2011
Shares allocated	38,157	35,613
Shares withdrawn from the plan	(6,250)	(6,250)
Unallocated shares	38,157	40,701
Total ESOP shares	70,064	70,064
Fair value of unallocated shares	$181,246	$152,222

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012:
Held to Maturity
Residential mortgage-backed securities	$14	$-	$-	$14
Available for Sale
U.S. agency securities	$2,000,000	$5,080	$-	$2,005,080
State and municipal securities	6,319,166	266,664	28,653	6,557,177
Residential mortgage-backed securities	24,725,236	491,683	101,478	25,115,441
	$33,044,402	$763,427	$130,131	$33,677,698

December 31, 2011:
Held to Maturity
Residential mortgage-backed securities	$15	$1	$-	$16
Available for Sale
U.S. agency securities	$3,003,911	$27,159	$-	$3,031,070
State and municipal securities	3,571,552	138,190	4,258	3,705,484
Residential mortgage-backed securities	25,781,801	575,916	87,326	26,270,391
	$32,357,264	$741,265	$91,584	$33,006,945

The amortized cost and fair value at June 30, 2012, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties.  Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in three months or less	$-	$-	$2,000,000	$2,005,080
Due after three months through one year	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	2,584,885	2,695,584
Due after ten years	-	-	3,734,281	3,861,593
Residential mortgage-backed securities	14	14	24,725,236	25,115,441
	$14	$14	$33,044,402	$33,677,698

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Securities Available for Sale
State and municipal securities	$1,202,569	$28,653	$-	$-	$1,202,569	$28,653
Residential mortgage-backed securities	8,809,620	92,081	1,791,439	9,397	10,601,059	101,478
	$10,012,189	$120,734	$1,791,439	$9,397	$11,803,628	$130,131

December 31, 2011
Securities Available for Sale
State and municipal securities	$364,600	$4,258	$-	$-	$364,600	$4,258
Residential mortgage-backed securities	7,612,032	67,441	1,916,267	19,885	9,528,299	87,326
	$7,976,632	$71,699	$1,916,267	$19,885	$9,892,899	$91,584

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

 At June 30, 2012, 12 securities had unrealized losses with an aggregate depreciation of 1.09% from the Company’s amortized cost basis.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2012.

There were no sales of securities for the three months ended June 30, 2012 and proceeds of $4.1 million from the sales of securities for the three months ended June 30, 2011. There were no gross realized gains or losses for the three months ended June 30, 2012 and gross realized gains of $275,139 and no losses for the three months ended June 30, 2011. The tax provision applicable to these net realized gains amounted to $0 and $93,547, respectively.

Proceeds from the sales of securities were $3.0 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively.  There was $58,614 and $276,474 in gross realized gains for the six months ended June 30, 2012 and 2011, respectively. There was $44,666 in gross realized losses for the six months ended June 30, 2012 and no gross realized losses for the six months ended June 30, 2011. The tax provision applicable to these net realized gains amounted to $4,742 and $94,001, respectively

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

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

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

Loans

                      The components of loans, net of deferred loan costs (fees), are as follows:
	June 30, 2012	December 31, 2011
Mortgage loans:
One-to-four family residential loans	$86,961,747	$90,202,346
Multi-family residential loans	4,780,371	5,736,607
Total mortgage loans	91,742,118	95,938,953

Other loans:
Non-residential loans	20,211,266	21,341,062
Commercial loans	8,755,385	9,557,632
Consumer direct	610,645	702,329
Purchased auto	8,475,410	5,179,198
Total other loans	38,052,706	36,780,221
Gross loans	129,794,824	132,719,174
Less: Allowance for loan losses	(4,284,125)	(4,747,412)
Loans, net	$125,510,699	$127,971,762

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Purchased auto	$2,314,056	$1,006,217	$4,846,588	$1,509,744

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
One-to-four family	$(977,802)	$(556,242)	$(1,236,974)	$(820,026)
Multi-family	(133,429)	-	(133,429)	-
Non-residential	(39,024)	(1,278,462)	(87,764)	(1,296,725)
Commercial	-	-	(7,259)	-
Consumer direct	29	4,475	29	(10,525)
Purchased auto	2,372	1,362	110	(722)
	$(1,147,854)	$(1,828,867)	$(1,465,287)	$(2,127,998)

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 and 2011:

June 30, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$3,230,276	$317,218	$1,186,968	$91,274	$4,952	$37,791	$4,868,479
Provision charged to income	500,533	17,583	78,215	(45,921)	2,765	10,325	563,500
Loans charged off	(984,685)	(133,429)	(39,024)	-	-	-	(1,157,138)
Recoveries of loans previously charged off	6,883	-	-	-	29	2,372	9,284
Balance at end of period	$2,753,007	$201,372	$1,226,159	$45,353	$7,746	$50,488	$4,284,125

June 30, 2011	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,221,131	$38,754	$2,315,397	$180,401	$12,117	$24,691	$4,792,491
Provision charged to income	723,418	179,857	170,671	(39,034)	(1,095)	(557)	1,033,260
Loans charged off	(557,377)	-	(1,306,775)	-	-	-	(1,864,152)
Recoveries of loans previously charged off	1,135	-	28,313	-	4,475	1,362	35,285
Balance at end of period	$2,388,307	$218,611	$1,207,606	$141,367	$15,497	$25,496	$3,996,884

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and 2011:

June 30, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412
Provision charged to income	876,636	(103,741)	168,034	42,041	4,139	14,891	1,002,000
Loans charged off	(1,244,257)	(133,429)	(87,764)	(7,259)	-	(3,931)	(1,476,640)
Recoveries of loans previously charged off	7,283	-	-	-	29	4,041	11,353
Balance at end of period	$2,753,007	$201,372	$1,226,159	$45,353	$7,746	$50,488	$4,284,125

June 30, 2011	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362
Provision charged to income	783,116	112,552	624,454	(85,492)	1,106	(14,216)	1,421,520
Loans charged off	(821,161)	-	(1,325,038)	-	(15,000)	(3,697)	(2,164,896)
Recoveries of loans previously charged off	1,135	-	28,313	-	4,475	2,975	36,898
Balance at end of period	$2,388,307	$218,611	$1,207,606	$141,367	$15,497	$25,496	$3,996,884

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011:
June 30, 2012	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$6,234,608	$5,695	$1,476,510	$-	$17,788	$-	$7,734,601
Loans collectively evaluated for impairment	80,727,139	4,774,676	18,734,756	8,755,385	592,857	8,475,410	122,060,223
Ending Balance	$86,961,747	$4,780,371	$20,211,266	$8,755,385	$610,645	$8,475,410	$129,794,824

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,183,567	$5,695	$415,338	$-	$5,940	$-	$1,610,540
Loans collectively evaluated for impairment	1,569,440	195,677	810,821	45,353	1,806	50,488	2,673,585
Balance at end of period	$2,753,007	$201,372	$1,226,159	$45,353	$7,746	$50,488	$4,284,125

December 31, 2011	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$7,862,205	$312,001	$2,087,822	$7,340	$25,989	$4,715	$10,300,072
Loans collectively evaluated for impairment	82,340,141	5,424,606	19,253,240	9,550,292	676,340	5,174,483	122,419,102
Ending Balance	$90,202,346	$5,736,607	$21,341,062	$9,557,632	$702,329	$5,179,198	$132,719,174

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,959,808	$169,780	$206,242	$7,259	$726	$4,715	$2,348,530
Loans collectively evaluated for impairment	1,153,537	268,762	939,647	3,312	2,852	30,772	2,398,882
Balance at end of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412

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

The following table presents loans individually evaluated for impairment, by class of loans, as of June 30, 2012 and December 31, 2011:

June 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$7,308,600	$25,000	$6,209,608	$6,234,608	$1,183,567	$7,130,579
Multi-family	5,695	-	5,695	5,695	5,695	205,131
Non-residential	4,522,586	337,257	1,139,253	1,476,510	415,338	1,701,111
Commercial	-	-	-	-	-	1,210
Consumer direct	17,788	11,847	5,941	17,788	5,940	21,611
Purchased auto	-	-	-	-	-	15,587
	$11,854,669	$374,104	$7,360,497	$7,734,601	$1,610,540	$9,075,229

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$8,385,861	$617,785	$7,244,420	$7,862,205	$1,959,808	$7,984,792
Multi-family	562,001	-	312,001	312,001	169,780	541,179
Non-residential	5,133,898	460,729	1,627,093	2,087,822	206,242	5,088,219
Commercial	7,340	-	7,340	7,340	7,259	77,466
Consumer direct	25,989	21,310	4,679	25,989	726	24,605
Purchased auto	4,715	-	4,715	4,715	4,715	1,795
	$14,119,804	$1,099,824	$9,200,248	$10,300,072	$2,348,530	$13,718,056

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

For the three and six months ended June 30, 2012 and 2011, the Company recognized no accrued or cash basis interest income on impaired loans.

At June 30, 2012, there were 44 impaired loans totaling approximately $7.7 million, compared to 72 impaired loans totaling approximately $10.3 million at December 31, 2011. The decrease in impaired loans was a result of returning 18 previously impaired loans totaling approximately $1.6 million to accrual status, writing down and moving 24 impaired loans totaling approximately $1.7 million to OREO, charging off two impaired loans totaling approximately $30,000, and writing down five impaired loans by a total of approximately $840,000. Additionally, two loans were paid off and 18 loans totaling approximately $3.6 million were added to the impaired loan list.

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

            Impaired loans at June 30, 2012 include $2.4 million of loans whose terms have been modified in troubled debt restructurings compared to $4.1 million at December 31, 2011.  The decrease in impaired loans whose terms have been modified in troubled debt restructurings is primarily the result of four loans totaling approximately $749,000 that were returned to accrual status and upgraded to special mention because each of these loans performed in accordance with their restructured terms for more than six consecutive months.  Additionally, three loans of approximately $439,000 were written down and moved to OREO, another loan with a balance of approximately $23,000 was charged-off, while another loan with a balance of approximately $314,000 was written down by approximately $99,000.  The remaining restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

Loans classified as troubled debt restructuring during the three and six months ended June 30, 2012 and 2011, segregated by class are shown in the tables below.
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	1	$121,427	$13,561	1	$162,783	$43,529
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	1	$121,427	$13,561	1	$162,783	$43,529

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	1	$121,427	$13,561	2	$285,283	$56,679
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	1	$121,427	$13,561	2	$285,283	$56,679

Troubled debt restructured loans that were restructured during the twelve months prior to the dates indicated and had payment defaults (i.e., 60 days or more past due following a modification), during the three and six months ended June 30, 2012 and 2011, segregated by class, are shown in the tables below.
	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	-	$-	-	$-
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	-	$-	-	$-

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	1	$212,014	2	$1,288,886
Multi-family	-	-	1	554,780
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	1	$212,014	3	$1,843,666

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Qualitative factors are updated quarterly for trends in economic and nonperforming factors.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of June 30, 2012 and December 31, 2011:
June 30, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$6,481,405	$-
Multi-family	5,695	-
Non-residential	1,739,649	-
Commercial	-	-
Consumer direct	17,788	-
Purchased auto	-	-
	$8,244,537	$-

December 31, 2011
One-to-four family	$6,755,279	$36,289
Multi-family	304,780	-
Non-residential	1,565,825	-
Commercial	7,259	-
Consumer direct	8,710	-
Purchased auto	4,715	-
	$8,646,568	$36,289

   The following table presents the aging of the recorded investment in loans, by class of loans, as of June 30, 2012 and December 31, 2011:

June 30, 2012	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,908,944	$444,327	$3,715,983	$7,069,254	$79,892,493	$86,961,747
Multi-family	-	-	-	-	4,780,371	4,780,371
Non-residential	106,754	18,898	412,965	538,617	19,672,649	20,211,266
Commercial	-	-	-	-	8,755,385	8,755,385
Consumer direct	3,822	5,941	-	9,763	600,882	610,645
Purchased auto	1,651	17,054	-	18,705	8,456,705	8,475,410
	$3,021,171	$486,220	$4,128,948	$7,636,339	$122,158,485	$129,794,824

December 31, 2011	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,966,971	$849,057	$4,438,908	$8,254,936	$81,947,410	$90,202,346
Multi-family	506,619	-	304,780	811,399	4,925,208	5,736,607
Non-residential	174,549	56,739	708,826	940,114	20,400,948	21,341,062
Commercial	98,727	-	7,259	105,986	9,451,646	9,557,632
Consumer direct	3,786	-	480	4,266	698,063	702,329
Purchased auto	2,461	43,648	4,715	50,824	5,128,374	5,179,198
	$3,753,113	$949,444	$5,464,968	$10,167,525	$122,551,649	$132,719,174

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

•	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of June 30, 2012 and December 31, 2011, the risk category of loans by class is as follows:

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$5,915,203	$6,234,608	$-	$74,811,936
Multi-family	-	375,517	5,695	-	4,399,159
Non-residential	17,896,626	838,130	1,476,510	-	-
Commercial	8,576,525	178,860	-	-	-
Consumer direct	-	21,782	17,788	-	571,075
Purchased auto	-	-	-	-	8,475,410
Total	$26,473,151	$7,329,492	$7,734,601	$-	$88,257,580

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,620,210	$7,862,205	$-	$78,719,931
Multi-family	-	-	312,001	-	5,424,606
Non-residential	17,981,919	1,271,321	2,087,822	-	-
Commercial	9,550,292	-	7,340	-	-
Consumer direct	-	-	25,989	-	676,340
Purchased auto	-	-	4,715	-	5,174,483
Total	$27,532,211	$4,891,531	$10,300,072	$-	$89,995,360

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense for the six months ended June 30, 2012 and 2011, was approximately $7,000 and $64,000, respectively.  In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. The decrease in stock-based compensation expense was due to there being no remaining compensation expense on the options and shares granted in November 2006, as they became fully vested and fully expensed in November of 2011. For the six months ended June 30, 2012 and 2011, the Company did not grant additional options or shares under the MRP.

 NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU No. 2011-04 are to be applied prospectively. The guidance publishes convergence standards on fair value measurement and disclosures. The Company adopted the provisions of ASU No. 2011-04 for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did expand the fair value disclosures in Note 11, but did not have an impact on the Company’s financial position or results of operations.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the first and second quarters of 2012 or 2011. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$-	$2,005,080	$-	$2,005,080
State and municipal securities available for sale	-	6,557,177	-	6,557,177
Residential mortgage-backed securities available for sale	-	25,115,441	-	25,115,441
	$-	$33,677,698	$-	$33,677,698

December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$-	$3,031,070	$-	$3,031,070
State and municipal securities available for sale	-	3,705,484	-	3,705,484
Residential mortgage-backed securities available for sale	-	26,270,391	-	26,270,391
	$-	$33,006,945	$-	$33,006,945

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

           The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011.

June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$934,913	$312,515	$1,247,428
Impaired loans, net	-	2,639,390	3,110,567	5,749,957

December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$582,148	$-	$582,148
Impaired loans, net	-	3,005,351	3,846,367	6,851,718

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are as follows:

	Carrying	Fair Value Measurements at June 30, 2012 using:
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$6,161,286	$6,161,286	$-	$-	$6,161,286
Federal funds sold	3,309,000	3,309,000	-	-	3,309,000
Securities	35,433,732	-	35,433,732	-	35,433,732
Net loans	125,510,699	-	2,639,390	123,316,610	125,956,000
Loans held for sale	89,994	89,994			89,994
Accrued interest receivable	680,899	680,899	-	-	680,899
Mortgage servicing rights	156,931	-	-	156,931	156,931
Financial Liabilities:
Non-interest bearing deposits	4,325,634	4,325,634	-	-	4,325,634
Interest bearing deposits	157,679,063	-	-	160,253,000	160,253,000
Accrued interest payable	1,948	1,948	-	-	1,948

	As of December 31, 2011
	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$2,945,465	$2,945,465
Federal funds sold	1,627,000	1,627,000
Securities	35,541,912	35,541,913
Accrued interest receivable	691,367	691,367
Net loans	127,971,762	127,942,000
Mortgage servicing rights	154,180	154,180
Financial Liabilities:
Deposits	159,948,450	161,144,000
Accrued interest payable	1,908	1,908

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

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements.  As of June 30, 2012 and December 31, 2011, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2012 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2012 AND DECEMBER 31, 2011

The Company's total assets increased $2.7 million, or 1.5%, to $185.6 million at June 30, 2012, from $182.9 million at December 31, 2011 due to the Company strengthening its liquidity as federal funds sold increased by $1.7 million to $3.3 million, cash and cash equivalents increased by $3.2 million, an increase in foreclosed real estate of $0.7 million and securities available for sale grew by $0.7 million.  The increase in liquid assets was partially offset by a decrease in loans of $2.5 million and a decrease in non-marketable equity securities of $0.8 million.

Cash and cash equivalents increased $3.2 million, or 109.2%, to $6.2 million at June 30, 2012 from $2.9 million at December 31, 2011 primarily as a result of the cash provided by operating and financing activities exceeding the cash used in investing activities.

Securities available for sale increased $0.7 million, or 2.0%, to $33.7 million at June 30, 2012 from $33.0 million at December 31, 2011.  The increase was primarily the result of purchases of $7.9 million offset by $7.0 million in sales, calls, maturities and paydowns.

Loans, net of the allowance for loan losses, decreased $2.5 million, or 1.9%, to $125.5 million at June 30, 2012 from $128.0 million at December 31, 2011.  The decrease in loans, net of the allowance for loan losses, was primarily caused by a combination of normal attrition, paydowns, loan charge-offs and strategic initiatives to reduce lending exposure in one-to-four family residential, non-residential loans, and multifamily residential loans, partially offset by a decrease in the allowance for loan losses of $0.5 million and an increase of $3.3 million in the purchased auto loan portfolio. The Company is focusing its lending efforts on customers based primarily in its local market.

Foreclosed real estate increased approximately $0.7 million, or 130.1%, to $1.2 million at June 30, 2012 from $0.5 million at December 31, 2011.  The increase was primarily due to the addition of 23 properties valued at $1.2 million acquired through loan foreclosures due to the continued stress the economic environment has placed on the Company’s customers, offset by the sale of 10 properties for an aggregate of $0.5 million.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, were comparable between periods as the balances were $1.4 million at June 30, 2012, and $1.4 million at December 31, 2011.

Total deposits increased $2.1 million, or 1.3%, to $162.0 million at June 30, 2012, from $159.9 million at December 31, 2011. The increase is primarily due to increases in money market accounts which increased $3.0 million, or 16.0%, from December 31, 2011 to June 30, 2012.  Additionally, checking accounts increased $1.0 million and passbook savings accounts increased $2.0 million. The increases were partially offset by a decrease in certificates of deposit of $3.9 million, or 3.5%, from December 31, 2011 to June 30, 2012.  The increase in money market, checking, and passbook savings accounts is primarily due to customers moving funds into non-term products as they wait for a better rate environment.

Other liabilities increased $0.2 million, or 9.60%, to $2.7 million at June 30, 2012, from $2.5 million at December 31, 2011.  The increase was primarily due to an increase in the escrow payable of $0.1 million.

Equity increased $0.4 million, or 1.8%, to $20.8 million at June 30, 2012, from $20.4 million at December 31, 2011.  The increase in equity is primarily related to the net income for the six months ended June 30, 2012 of approximately $0.4 million.

The ongoing state of economic uncertainty continues to affect our asset quality.  We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, high unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have resulted in nonperforming loans totaling 6.3% of total loan receivables as of June 30, 2012, which is down slightly from 6.5% as of December 31, 2011.

The Company’s nonperforming assets consist of non-accrual loans, loans past due greater than 90 days and still accruing and foreclosed real estate.  Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due.  Interest previously accrued but uncollected is reversed and charged against interest income. During the first six months of 2012, nonaccrual loans decreased 4.7% to $8.2 million from $8.6 million as of December 31, 2011. This decrease is due to several properties moved to foreclosed real estate and partial charge-offs, offset slightly by several loans secured by mostly one-to-four family properties being placed on non-accrual status, as our customers continue to be challenged during these difficult economic times. The $8.2 million of non-accrual loans is the lowest it has been in five quarters.

The following table summarizes nonperforming assets for the prior five quarters.

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Non-accrual:	(In Thousands)
One-to-four family	$6,481	$7,033	$6,755	$8,340	$7,573
Multi-family	6	305	305	555	555
Non-residential real estate	1,740	1,977	1,566	3,386	469
Commercial	-	-	7	7	7
Consumer direct	18	21	9	38	12
Purchased auto	-	2	5	3	3
Total non-accrual loans	8,245	9,338	8,647	12,329	8,619
Past due greater than 90 days and still accruing:
One-to-four family	-	145	36	18	31
Non-residential real estate	-	-	-	-	329
Consumer direct	-	-	-	-	2
Total nonperforming loans	8,245	9,483	8,683	12,347	8,981
Foreclosed real estate	1,247	354	542	1,149	685
Other repossessed assets	-	12	40	31	-
Total nonperforming assets	$9,492	$9,849	$9,265	$13,527	$9,666

The table below presents selected asset quality ratios for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Allowance for loan losses as a percent of gross loans receivable	3.29%	3.70%	3.57%	5.18%	2.90%
Allowance for loan losses as a percent of total nonperforming loans	51.96%	51.33%	54.67%	56.38%	44.51%
Nonperforming loans as a percent of gross loans receivable	6.34%	7.20%	6.53%	9.19%	6.52%
Nonperforming loans as a percent of total assets	4.44%	5.09%	4.75%	6.75%	4.82%
Nonperforming assets as a percent of total assets	5.11%	5.29%	5.04%	7.39%	5.19%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

General.  Net income for the three months ended June 30, 2012 was $155,000 compared to net income of $3,000 for the three months ended June 30, 2011.  Net income improved during the second quarter of 2012 due to lower operating costs, lower funding costs, and lower levels of provision for loan losses than in 2011. These positive variances were slightly offset by lower net interest income.

Net Interest Income.  The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2012 and 2011.
	Three Months Ended June 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,806	$1,973	$(167)	(8.46	) %
Securities:
Residential mortgage-backed securities	164	245	(81)	(33.06)
U.S. agency securities	16	18	(2)	(11.11)
State and municipal securities	51	7	44	628.57
Dividends on non-marketable equity securities	1	1	-	-
Interest-bearing deposits	2	2	-	-
Total interest and dividend income	2,040	2,246	(206)	(9.17)
Interest expense:
Deposits	553	653	(100)	(15.31)
Total interest expense	553	653	(100)	(15.31)
Net interest income	$1,487	$1,593	$(106)	(6.65	) %

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
	Three Months Ended June 30,
	2012			2011
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$126,288	$1,806	5.72%	$131,418	$1,973	6.01%
Securities, net (2)	34,514	231	2.68%	32,622	270	3.31%
Non-marketable equity securities	1,815	1	0.22%	2,535	1	0.09%
Interest-bearing deposits	7,169	2	0.11%	7,181	2	0.10%
Total interest-earning assets	169,786	2,040	4.81%	173,756	2,246	5.17%
Interest-bearing liabilities
Money Market accounts	$21,257	$22	0.41%	$21,705	$36	0.67%
Passbook accounts	15,574	7	0.18%	13,918	5	0.13%
Certificates of Deposit accounts	108,453	521	1.92%	115,045	608	2.11%
Checking accounts	13,199	3	0.09%	11,329	4	0.15%
Total interest-bearing liabilities	158,483	553	1.40%	161,997	653	1.61%
NET INTEREST INCOME		$1,487			$1,593
NET INTEREST RATE SPREAD (3)			3.41%			3.56%
NET INTEREST MARGIN (4)			3.50%			3.67%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
AVERAGE INTEREST-BEARING LIABILITIES			107.13%			107.26%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2012 and 2011.  The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
	Three Months Ended June 30, 2012 Compared to 2011 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(73)	$(94)	$(167)
Securities, net	13	(52)	(39)
Non-marketable equity securities	(1)	1	-
Interest-bearing deposits	-	-	-
Total interest-earning assets	$(61)	$(145)	$(206)
Interest expense on
Money Market accounts	$-	$(14)	$(14)
Passbook accounts	-	2	2
Certificates of Deposit accounts	(32)	(55)	(87)
Checking	1	(2)	(1)
Total interest-bearing liabilities	(31)	(69)	(100)
Change in net interest income	$(30)	$(76)	$(106)

Net interest income decreased $106,000, or 6.7%, to $1.5 million for the three months ended June 30, 2012 compared to $1.6 million for the three months ended June 30, 2011. Interest and dividend income decreased due to the decline in average interest earning assets of $4.0 million and the yield decreasing on interest earning assets from 5.2% to 4.8%.  The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the second quarter of 2012. This decline in interest income was partially offset by a $100,000, or 15.3%, reduction in interest expense. The cost of funds declined 21 basis points, or 13.0%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due to the continued low rate environment.  Additionally, the average balance of interest bearing liabilities declined by $3.5 million or 2.2%.

Provision for Loan Losses. Management recorded a loan loss provision of $563,000 for the three months ended June 30, 2012, compared to $1.0 million for the three months ended June 30, 2011. The economic conditions in the local market continue to negatively impact collateral values of real estate. The provision is primarily attributed to the reserves in the one-to-four family segment as there has been a continued decline in payment activity of borrowers and charge-off levels remain elevated.  As a result of local economic conditions continuing to lag national indicators, including higher levels of unemployment locally being 9.3%, versus 8.6% for the State of Illinois and the national level of 8.2%, the general reserve was increased slightly during the current quarter.

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

Other Income. The following table summarizes other income for the three months ended June 30, 2012 and 2011.

	Three months ended June 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$275	$(275)	(100.00	) %
Gain on sale of loans	31	-	31	100.00
Gain on sale of OREO	-	-	-	-
Origination of mortgage servicing rights, net of amortization	-	(7)	7	100.00
Customer service fees	70	74	(4)	(5.41)
Income on bank owned life insurance	7	9	(2)	(22.22)
Other	18	108	(90)	(83.33)
Total other income	$126	$459	$(333)	(72.55	) %

The decrease in total other income was primarily due to gains on the sale of securities of $275,000 and the receipt of approximately $90,000 of interest on a tax refund during the second quarter of 2011, which did not recur in 2012.  Additionally, levels of loan demand and loan sales increased during the second quarter of 2012 as compared to 2011, resulting in an increase in gains on the sale of loans.

Other Expenses.  The following table summarizes other expenses for the three months ended June 30, 2012 and 2011.

	Three months ended June 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$364	$400	$(36)	(9.00	) %
Directors fees	21	21	-	-
Occupancy	112	118	(6)	(5.08)
Deposit insurance premium	60	87	(27)	(31.03)
Legal and professional services	56	60	(4)	(6.67)
Data processing	65	72	(7)	(9.72)
Valuation adjustments and expenses on foreclosed real estate	26	91	(65)	(71.43)
Loss on sale of foreclosed real estate	10	102	(92)	(90.20)
Loss on sale of repossessed assets	2	1	1	100.00
Loss on consumer loans	-	-	-	-
Other	145	149	(4)	(2.68)
Total other expenses	$861	$1,101	$(240)	(21.80	) %

Efficiency ratio (1)	53.38%	53.65%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to decreases in valuation adjustments, expenses and losses on foreclosed real estate, decreases in salaries and employee benefits as a result of no remaining compensation expense on the MRP shares and options granted in 2006, and a decrease in deposit insurance premiums due to a decrease in deposits from the prior assessment period and lower assessments by the FDIC for smaller financial institutions.

Income Taxes. The Company recorded income tax expense of $33,000 for the three months ended June 30, 2012 and an income tax benefit of $85,000 for the three months ended June 30, 2011.  The difference in income taxes for the periods is due to the differences in pre-tax income/loss for the applicable periods, primarily as a result of higher provisions for loan losses during 2011.  Additionally, during the second quarter of 2011, the Company re-valued its deferred tax assets due to the State of Illinois income tax rate increase, thus, increasing the state deferred income tax benefit and decreasing state income tax expense for the period.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

General.  Net income for the six months ended June 30, 2012 was $395,000 compared to net income of $216,000 for the six months ended June 30, 2011.  Net income improved during the first half of 2012 due to lower operating costs, lower funding costs, and lower levels of provision for loan losses than in 2011. These positive variances were slightly offset by lower net interest income.

Net Interest Income.  The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2012 and 2011.
	Six Months Ended June 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,583	$3,927	$(344)	(8.76	) %
Securities:
Residential mortgage-backed securities	352	478	(126)	(26.36)
U.S. agency securities	33	46	(13)	(28.26)
State and municipal securities	92	7	85	1,214.29
Dividends on non-marketable equity securities	2	1	1	100.00
Interest-bearing deposits	3	3	-	-
Total interest and dividend income	4,065	4,462	(397)	(8.90)
Interest expense:
Deposits	1,140	1,339	(199)	(14.86)
Total interest expense	1,140	1,339	(199)	(14.86)
Net interest income	$2,925	$3,123	$(198)	(6.34	) %

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
	Six Months Ended June 30,
	2012			2011
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$125,214	$3,583	5.72%	$132,503	$3,927	5.93%
Securities, net (2)	34,244	477	2.79%	31,821	531	3.33%
Non-marketable equity securities	1,974	2	0.20%	2,535	1	0.09%
Interest-bearing deposits	6,194	3	0.10%	6,979	3	0.08%
Total interest-earning assets	167,626	4,065	4.85%	173,838	4,462	5.13%
Interest-bearing liabilities
Money Market accounts	$20,381	$48	0.47%	$21,364	$73	0.68%
Passbook accounts	14,963	11	0.15%	13,794	10	0.14%
Certificates of Deposit accounts	109,581	1,075	1.96%	116,604	1,247	2.14%
Checking accounts	12,974	6	0.90%	10,987	9	0.16%
Total interest-bearing liabilities	157,899	1,140	1.44%	162,749	1,339	1.65%
NET INTEREST INCOME		$2,925			$3,123
NET INTEREST RATE SPREAD (3)			3.41%			3.49%
NET INTEREST MARGIN (4)			3.49%			3.59%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
AVERAGE INTEREST-BEARING LIABILITIES			106.16%			106.81%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2012 and 2011.  The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
	Six Months Ended June 30, 2012 Compared to 2011 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(208)	$(136)	$(344)
Securities, net	33	(87)	(54)
Non-marketable equity securities	(1)	2	1
Interest-bearing deposits	-	-	-
Total interest-earning assets	$(176)	$(221)	$(397)
Interest expense on
Money Market accounts	$(2)	$(23)	$(25)
Passbook accounts	1	-	1
Certificates of Deposit accounts	(69)	(103)	(172)
Checking	1	(4)	(3)
Total interest-bearing liabilities	(69)	(130)	(199)
Change in net interest income	$(107)	$(91)	$(198)

Net interest income decreased $198,000, or 6.3%, to $2.9 million for the six months ended June 30, 2012 compared to $3.1 million for the six months ended June 30, 2011. Interest and dividend income decreased due to the decline in average interest earning assets of $6.2 million and the yield decreasing on interest earning assets from 5.1% to 4.9%.  The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the first six months of 2012. This decline in interest income was partially offset by a $200,000, or 14.9%, reduction in interest expense. The cost of funds declined 21 basis points, or 12.7%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to the continued low rate environment.  Additionally, the average balance of interest bearing liabilities declined by $4.8 million or 3.0%.

Provision for Loan Losses. Management recorded a loan loss provision of $1.0 million for the six months ended June 30, 2012, compared to $1.4 million for the six months ended June 30, 2011. The economic conditions in the local market continue to negatively impact collateral values of real estate. The provision is primarily attributed to the reserves in the one-to-four family segment as there has been a continued decline in payment activity of borrowers and charge-off levels remain elevated.  As a result of local economic conditions continuing to lag national indicators, including elevated levels of unemployment locally as rates are 9.3% versus 8.6% for the State of Illinois and national levels of 8.2%, the general reserve was increased slightly during the current period.

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

Other Income. The following table summarizes other income for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$14	$276	$(262)	(94.93	) %
Gain on sale of loans	58	8	50	625.00
Gain on sale of OREO	70	-	70	100.00
Origination of mortgage servicing rights, net of amortization	3	(10)	13	130.00
Customer service fees	139	143	(4)	(2.80)
Income on bank owned life insurance	15	17	(2)	(11.76)
Other	30	130	(100)	(76.92)
Total other income	$329	$564	$(235)	(41.67	) %

The decrease in total other income was primarily due to gains on the sale of securities of $276,000 and the receipt of approximately $90,000 of interest on a tax refund during the second quarter of 2011 which did not recur in 2012.  Additionally, levels of loan demand and loan sales increased during the first six months of 2012 as compared to 2011, resulting in an increase in gains on the sale of loans.

Other Expenses.  The following table summarizes other expenses for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$703	$797	$(94)	(11.79	) %
Directors fees	42	42	-	-
Occupancy	217	237	(20)	(8.44)
Deposit insurance premium	120	183	(63)	(34.43)
Legal and professional services	112	122	(10)	(8.20)
Data processing	161	147	14	9.52
Valuation adjustments and expenses on foreclosed real estate	46	119	(73)	(61.34)
Loss on sale of foreclosed real estate	-	79	(79)	(100.00)
Loss on sale of repossessed assets	14	13	1	7.69
Loss on consumer loans	42	-	42	100.00
Other	258	281	(23)	(8.19)
Total other expenses	$1,715	$2,020	$(305)	(15.10	) %

Efficiency ratio (1)	52.70%	54.79%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to decreases in valuation adjustments, expenses and losses on foreclosed real estate, decreases in salaries and employee benefits as a result of no remaining compensation expense on the MRP shares and options which were granted in 2006, and a decrease in deposit insurance premiums due to a decrease in deposits from the prior assessment period and lower assessments by the FDIC for smaller financial institutions.

Income Taxes. The Company recorded income tax expense of $143,000 and $30,000 for the six months ended June 30, 2012 and 2011, respectively.  The difference in income taxes for the periods is primarily due to the differences in pre-tax income for the applicable periods.  Additionally, during the second quarter of 2011, the Company re-valued its deferred tax assets due to the State of Illinois income tax rate increase, thus, increasing the state deferred income tax benefit and decreasing state income tax expense for the period.

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

At June 30, 2012 the Bank had outstanding commitments to originate $2.7 million in loans, unfunded lines of credit of $9.1 million, and unfunded commitments on construction loans of $215,000.  In addition, as of June 30, 2012, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $49.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.  As of June 30, 2012, the Bank had $55.2 million of available credit from the FHLBC. There were no FHLBC advances outstanding at June 30, 2012.  In addition, as of June 30, 2012, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock.  Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2012, the Company had cash and cash equivalents of $240,000.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at June 30, 2012 of 9.56%, 15.43% and 16.71%, respectively, compared to ratios at December 31, 2011 of 9.38%, 15.47% and 16.76%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the six months ended June 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  As of June 30, 2012, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description

3.1
Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 toCompany’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’sRegistration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0
The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on form 10-Q for thequarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 9, 2012	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)