Form 10-Q
period 2012-09-30
Ottawa Savings Bancorp, Inc.
filed 2012-11-09
CIK 1321070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2012
Common Stock, $0.01 par value	2,117,979

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2012

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(Unaudited)
	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$1,752,944	$1,664,957
Interest bearing deposits	5,559,069	1,280,508
Total cash and cash equivalents	7,312,013	2,945,465
Federal funds sold	1,567,000	1,627,000
Securities held to maturity (fair value of $14 and $16 at September 30, 2012 and December 31, 2011, respectively)	13	15
Securities available for sale	30,623,176	33,006,945
Non-marketable equity securities	1,334,436	2,534,952
Loans, net of allowance for loan losses of $3,658,589 and $4,747,412 at September 30, 2012 and December 31, 2011, respectively	126,814,866	127,971,762
Loans held for sale	396,200	-
Premises and equipment, net	6,674,037	6,801,376
Accrued interest receivable	665,437	691,367
Foreclosed real estate	1,121,833	542,160
Deferred tax assets	2,385,115	2,690,622
Cash value of life insurance	1,580,336	1,557,106
Prepaid FDIC premiums	221,149	394,797
Income tax refunds receivable	-	738,658
Other assets	1,556,682	1,447,980
Total assets	$182,252,293	$182,950,205
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$4,700,222	$4,038,837
Interest bearing	153,837,814	155,909,613
Total deposits	158,538,036	159,948,450
Accrued interest payable	4,274	1,908
Other liabilities	2,463,197	2,477,372
Total liabilities	161,005,507	162,427,730
Commitments and contingencies
Redeemable common stock held by ESOP plan	182,484	109,818
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,705,746	8,715,905
Retained earnings	13,589,325	13,015,777
Unallocated ESOP shares	(368,851)	(407,008)
Unearned management recognition plan shares	(37,313)	(41,119)
Accumulated other comprehensive income	547,748	428,789
	22,458,904	21,734,593
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(182,484)	(109,818)
Total stockholders' equity	21,064,302	20,412,657
Total liabilities and stockholders' equity	$182,252,293	$182,950,205

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest and fees on loans	$1,707,929	$1,741,506	$5,290,545	$5,669,003
Securities:
Residential mortgage-backed securities	146,188	217,956	498,755	695,742
U.S. agency securities	4,875	21,570	38,297	67,359
State and municipal securities	59,010	27,586	151,082	34,421
Dividends on non-marketable equity securities	1,233	585	3,094	1,756
Interest-bearing deposits	508	418	3,081	3,291
Total interest and dividend income	1,919,743	2,009,621	5,984,854	6,471,572
Interest expense:
Deposits	530,132	622,830	1,669,763	1,961,828
Borrowings	-	9	1	9
Total interest expense	530,132	622,839	1,669,764	1,961,837
Net interest income	1,389,611	1,386,782	4,315,090	4,509,735
Provision for loan losses	330,000	3,270,260	1,332,000	4,691,780
Net interest income (loss) after provision for loan losses	1,059,611	(1,883,478)	2,983,090	(182,045)
Other income:
Gain on sale of securities	-	-	13,948	276,474
Gain on sale of loans	18,674	-	77,046	7,778
Gain on sale of OREO	27,014	22,096	96,736	-
Origination of mortgage servicing rights, net of amortization	(5,791)	7,691	(3,040)	(1,952)
Customer service fees	73,125	78,027	212,421	220,583
Income on bank owned life insurance	7,827	8,416	23,230	25,559
Other	21,979	12,005	51,815	141,957
Total other income	142,828	128,235	472,156	670,399
Other expenses:
Salaries and employee benefits	399,340	374,708	1,102,630	1,171,642
Directors fees	21,000	21,000	63,000	63,000
Occupancy	111,193	121,850	328,260	359,490
Deposit insurance premium	61,283	30,807	181,722	213,747
Legal and professional services	53,333	56,011	165,062	177,815
Data processing	81,143	78,040	242,407	225,186
Valuation adjustments and expenses on foreclosed real estate	60,913	24,674	106,957	143,550
Loss on sale of OREO	-	-	-	56,869
Loss on sale of repossessed assets	-	-	14,472	12,830
Loss on consumer loans	-	-	41,514	-
Other	120,728	117,567	378,131	398,335
Total other expenses	908,933	824,657	2,624,155	2,822,464
Income (loss) before income tax expense (benefit)	293,506	(2,579,900)	831,091	(2,334,110)
Income tax expense (benefit)	114,836	(1,007,240)	257,543	(977,131)
Net income (loss)	$178,670	$(1,572,660)	$573,548	$(1,356,979)
Basic earnings (loss) per share	$0.09	$(0.76)	$0.28	$(0.66)
Diluted earnings (loss) per share	$0.09	$(0.76)	$0.27	$(0.66)
Dividends per share	$-	$-	$-	$0.10

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2012 and 2011
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Comprehensive income:
Net income (loss)	$178,670	$(1,572,660)	$573,548	$(1,356,979)
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale arising during period, net of income taxes	129,772	71,403	128,165	151,096
Reclassification adjustment for gains included in net income, net of tax expense	-	-	(9,206)	(182,473)
Comprehensive income (loss)	$308,442	$(1,501,257)	$692,507	$(1,388,356)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
 (Unaudited)

	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$573,548	$(1,356,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	150,575	182,553
Provision for loan losses	1,332,000	4,691,780
Provision for deferred income taxes	244,225	(980,263)
Net amortization of premiums and discounts on securities	373,010	271,581
Gain on sale of securities	(13,948)	(276,474)
Origination of mortgage loans held for sale	(6,137,409)	(495,830)
Proceeds from sale of mortgage loans held for sale	5,818,255	503,608
Gain on sale of loans, net	(77,046)	(7,778)
Origination of mortgage servicing rights, net of amortization	3,040	1,952
(Gain) loss on sale of foreclosed real estate	(96,736)	56,869
Write down of foreclosed real estate	13,000	-
Loss on sale of repossessed assets	14,472	12,830
Loss on consumer loans	41,514	-
ESOP compensation expense	20,787	24,459
MRP compensation expense	3,806	58,612
Compensation expense on RRP options granted	7,211	38,020
Increase in cash surrender value of life insurance	(23,230)	(25,559)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	173,648	203,899
Decrease in accrued interest receivable	25,930	69,225
Increase in other assets	(132,230)	(197,456)
Decrease in income tax refunds receivable	738,658	399,077
Decrease in accrued interest payable and other liabilities	(29,427)	(332,001)
Net cash provided by operating activities	3,023,653	2,842,125
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(8,369,727)	(13,626,061)
Sales, calls, maturities and paydowns	10,574,675	12,039,281
Securities held to maturity:
Paydowns	2	2
Net (increase) decrease in loans	(1,432,228)	3,350,321
Net decrease in federal funds sold	60,000	4,999,000
Proceeds from sale of foreclosed real estate	716,691	378,439
Proceeds from sale of repossessed assets	26,616	27,554
Purchase of premises and equipment	(23,236)	-
Proceeds from redemption of non-marketable equity securities	1,200,516	-
Net cash provided by investing activities	2,753,309	7,168,536
Cash Flows from Financing Activities
Net decrease in deposits	(1,410,414)	(10,479,553)
Cash dividends paid	-	(84,495)
Net cash used in financing activities	(1,410,414)	(10,564,048)
Net increase (decrease) in cash and cash equivalents	4,366,548	(553,387)
Cash and cash equivalents:
Beginning	2,945,465	4,378,835
Ending	$7,312,013	$3,825,448
 (Continued)
See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
 (Unaudited)

(Continued)
	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,663,581	$2,003,356
Interest paid on borrowings	1	9
Income taxes paid, net of refunds received	(794,787)	(245,213)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	1,592,746	1,623,053
Other assets acquired in settlement of loans	20,600	43,500
Sale of foreclosed real estate through loan origination	397,736	1,444,435
Deferred gains on the sale of OREO properties	17,618	-
Liability due to the recording of ESOP put options	72,666	(21,878)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $182.3 million at September 30, 2012 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company.  The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank.  The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public.  As of September 30, 2012, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded.  The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2011. Certain amounts in the accompanying financial statements and footnotes for 2011 have been reclassified with no effect on net income (loss) or stockholders’ equity to be consistent with the 2012 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At September 30, 2012, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2012.

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

Per accounting guidance, the Company reviewed its deferred tax assets at September 30, 2012 and determined that no valuation allowance was necessary.  Despite the prior year net operating loss and challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) available to common stockholders	$178,670	$(1,572,660)	$573,548	$(1,356,979)
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,119,673	2,117,979	2,119,673
Weighted average unallocated Employee Stock Ownership Plan shares	(37,724)	(42,812)	(38,988)	(44,071)
Weighted average unvested MRP shares	(8,899)	(10,036)	(8,899)	(10,036)
Basic weighted average shares outstanding	2,071,356	2,066,825	2,070,092	2,065,566
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	5,738	-	18,753	-
Weighted average RRP options outstanding *	-	-	-	-
Dilutive weighted average shares outstanding	2,077,094	2,066,825	2,088,845	2,065,566
Basic earnings (loss) per share	$0.09	$(0.76)	$0.28	$(0.66)
Diluted earnings (loss) per share	$0.09	$(0.76)	$0.27	$(0.66)

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date.  If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary.  At September 30, 2012, 33,179 shares at a fair value of $5.50 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:
	September 30, 2012	December 31, 2011
Shares allocated	39,429	35,613
Shares withdrawn from the plan	(6,250)	(6,250)
Unallocated shares	36,885	40,701
Total ESOP shares	70,064	70,064
Fair value of unallocated shares	$202,868	$152,222

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012:
Held to Maturity
Residential mortgage-backed securities	$13	$1	$-	$14
Available for Sale
State and municipal securities	$6,790,926	$333,910	$6,694	$7,118,142
Residential mortgage-backed securities	23,002,329	593,676	90,971	23,505,034
	$29,793,255	$927,586	$97,665	$30,623,176

December 31, 2011:
Held to Maturity
Residential mortgage-backed securities	$15	$1	$-	$16
Available for Sale
U.S. agency securities	$3,003,911	$27,159	$-	$3,031,070
State and municipal securities	3,571,552	138,190	4,258	3,705,484
Residential mortgage-backed securities	25,781,801	575,916	87,326	26,270,391
	$32,357,264	$741,265	$91,584	$33,006,945

The amortized cost and fair value at September 30, 2012, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties.  Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in three months or less	$-	$-	$-	$-
Due after three months through one year	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	2,587,605	2,698,334
Due after ten years	-	-	4,203,321	4,419,808
Residential mortgage-backed securities	13	14	23,002,329	23,505,034
	$13	$14	$29,793,255	$30,623,176

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Securities Available for Sale
State and municipal securities	$768,445	$6,694	$-	$-	$768,445	$6,694
Residential mortgage-backed securities	4,792,099	55,015	2,724,330	35,956	7,516,429	90,971
	$5,560,544	$61,709	$2,724,330	$35,956	$8,284,874	$97,665

December 31, 2011
Securities Available for Sale
State and municipal securities	$364,600	$4,258	$-	$-	$364,600	$4,258
Residential mortgage-backed securities	7,612,032	67,441	1,916,267	19,885	9,528,299	87,326
	$7,976,632	$71,699	$1,916,267	$19,885	$9,892,899	$91,584

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

 At September 30, 2012, 8 securities had unrealized losses with an aggregate depreciation of 1.17% from the Company’s amortized cost basis.  The Company does not consider these investments to be other than temporarily impaired at September 30, 2012 due to the following:

●	decline in value is attributable to interest rates
●	the value did not decline due to credit quality
●	the Company does not intend to sell these securities
●	the Company has adequate liquidity such that they will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity

There were no proceeds from the sales of securities for both the three months ended September 30, 2012 and 2011, respectively. Therefore, there were no realized gains or losses for the three months ended September 30, 2012 and 2011, respectively.

Proceeds from the sales of securities were $3.0 million and $4.1 million for the nine months ended September 30, 2012 and 2011, respectively.  There was $58,614 and $276,474 in gross realized gains for the nine months ended September 30, 2012 and 2011, respectively. There was $44,666 in gross realized losses for the nine months ended September 30, 2012 and no gross realized losses for the nine months ended September 30, 2011. The tax provision applicable to these net realized gains amounted to $4,742 and $94,001, respectively.

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

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

Loans

The components of loans, net of deferred loan costs (fees), are as follows:
	September 30, 2012	December 31, 2011
Mortgage loans:
One-to-four family residential loans	$86,195,288	$90,202,346
Multi-family residential loans	4,840,958	5,736,607
Total mortgage loans	91,036,246	95,938,953

Other loans:
Non-residential loans	22,449,617	21,341,062
Commercial loans	8,291,580	9,557,632
Consumer direct	574,132	702,329
Purchased auto	8,121,880	5,179,198
Total other loans	39,437,209	36,780,221
Gross loans	130,473,455	132,719,174
Less: Allowance for loan losses	(3,658,589)	(4,747,412)
Loans, net	$126,814,866	$127,971,762

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Purchased auto	$504,550	$1,022,093	$5,351,138	$2,531,837

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
One-to-four family	$(763,244)	$(169,390)	$(2,000,218)	$(989,416)
Multi-family	-	-	(133,429)	-
Non-residential	(183,257)	(130,722)	(271,021)	(1,427,447)
Commercial	-	-	(7,259)	-
Consumer direct	(379)	-	(350)	(10,525)
Purchased auto	(8,656)	(6,079)	(8,546)	(6,801)
	$(955,536)	$(306,191)	$(2,420,823)	$(2,434,189)

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 and 2011:

September 30, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,753,034	$201,375	$1,226,121	$45,355	$7,746	$50,494	$4,284,125
Provision charged to income	483,059	(9,062)	(175,009)	(11,797)	(5,588)	48,397	330,000
Loans charged off	(763,244)	-	(183,257)	-	(531)	(11,042)	(958,074)
Recoveries of loans previously charged off	-	-	-	-	152	2,386	2,538
Balance at end of period	$2,472,849	$192,313	$867,855	$33,558	$1,779	$90,235	$3,658,589

September 30, 2011	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,388,307	$218,611	$1,207,606	$141,367	$15,497	$25,496	$3,996,884
Provision charged to income	1,652,051	192,571	1,399,870	19,465	(8,979)	15,282	3,270,260
Loans charged off	(169,390)	-	(137,806)	-	-	(7,733)	(314,929)
Recoveries of loans previously charged off	-	-	7,084	-	-	1,654	8,738
Balance at end of period	$3,870,968	$411,182	$2,476,754	$160,832	$6,518	$34,699	$6,960,953

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011:

September 30, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412
Provision charged to income	1,359,722	(112,800)	(7,013)	30,246	(1,449)	63,294	1,332,000
Loans charged off	(2,007,501)	(133,429)	(271,021)	(7,259)	(531)	(14,973)	(2,434,714)
Recoveries of loans previously charged off	7,283	-	-	-	181	6,427	13,891
Balance at end of period	$2,472,849	$192,313	$867,855	$33,558	$1,779	$90,235	$3,658,589

September 30, 2011	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362
Provision charged to income	2,435,167	305,123	2,024,324	(66,027)	(7,873)	1,066	4,691,780
Loans charged off	(990,551)	-	(1,462,844)	-	(15,000)	(11,430)	(2,479,825)
Recoveries of loans previously charged off	1,135	-	35,397	-	4,475	4,629	45,636
Balance at end of period	$3,870,968	$411,182	$2,476,754	$160,832	$6,518	$34,699	$6,960,953

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011:
September 30, 2012	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$5,508,258	$4,862	$1,358,509	$-	$-	$17,054	$6,888,683
Loans collectively evaluated for impairment	80,687,030	4,836,096	21,091,108	8,291,580	574,132	8,104,826	123,584,772
Ending Balance	$86,195,288	$4,840,958	$22,449,617	$8,291,580	$574,132	$8,121,880	$130,473,455

Period-end amount allocated to:
Loans individually evaluated for impairment	$442,362	$4,862	$33,881	$-	$-	$17,054	$498,159
Loans collectively evaluated for impairment	2,030,487	187,451	833,974	33,558	1,779	73,181	3,160,430
Balance at end of period	$2,472,849	$192,313	$867,855	$33,558	$1,779	$90,235	$3,658,589

December 31, 2011	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$7,862,205	$312,001	$2,087,822	$7,340	$25,989	$4,715	$10,300,072
Loans collectively evaluated for impairment	82,340,141	5,424,606	19,253,240	9,550,292	676,340	5,174,483	122,419,102
Ending Balance	$90,202,346	$5,736,607	$21,341,062	$9,557,632	$702,329	$5,179,198	$132,719,174

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,959,808	$169,780	$206,242	$7,259	$726	$4,715	$2,348,530
Loans collectively evaluated for impairment	1,153,537	268,762	939,647	3,312	2,852	30,772	2,398,882
Balance at end of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412

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

The following table presents loans individually evaluated for impairment, by class of loans, as of September 30, 2012 and December 31, 2011:

September 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$6,966,855	$1,891,964	$3,616,294	$5,508,258	$442,362	$6,797,675
Multi-family	4,862	-	4,862	4,862	4,862	138,437
Non-residential	4,805,728	1,047,138	311,371	1,358,509	33,881	1,612,737
Commercial	-	-	-	-	-	807
Consumer direct	-	-	-	-	-	16,075
Purchased auto	17,054	-	17,054	17,054	17,054	16,076
	$11,794,499	$2,939,102	$3,949,581	$6,888,683	$498,159	$8,581,807

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$8,385,861	$617,785	$7,244,420	$7,862,205	$1,959,808	$7,984,792
Multi-family	562,001	-	312,001	312,001	169,780	541,179
Non-residential	5,133,898	460,729	1,627,093	2,087,822	206,242	5,088,219
Commercial	7,340	-	7,340	7,340	7,259	77,466
Consumer direct	25,989	21,310	4,679	25,989	726	24,605
Purchased auto	4,715	-	4,715	4,715	4,715	1,795
	$14,119,804	$1,099,824	$9,200,248	$10,300,072	$2,348,530	$13,718,056

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

For the three and nine months ended September 30, 2012 and 2011, the Company recognized no accrued or cash basis interest income on impaired loans.

At September 30, 2012, there were 43 impaired loans totaling approximately $6.9 million, compared to 72 impaired loans totaling approximately $10.3 million at December 31, 2011. The decrease in impaired loans was a result of returning 22 previously impaired loans totaling approximately $1.7 million to accrual status, writing down and moving 27 impaired loans totaling approximately $2.2 million to OREO, charging off four impaired loans totaling approximately $56,000, and writing down 11 impaired loans by a total of approximately $1.6 million. Additionally, three loans were paid off and 27 primarily one-to-four family loans totaling approximately $4.2 million were added to the impaired loan list.

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

Impaired loans at September 30, 2012 include $2.1 million of loans whose terms have been modified in troubled debt restructurings compared to $4.1 million at December 31, 2011.  The decrease in impaired loans whose terms have been modified in troubled debt restructurings is primarily the result of four loans totaling approximately $749,000 that were returned to accrual status and upgraded to special mention because each of these loans performed in accordance with their restructured terms for more than six consecutive months.  Additionally, three loans of approximately $439,000 were written down and moved to OREO, another loan with a balance of approximately $23,000 was charged-off, while three loans totaling approximately $1.9 million were written down by approximately $546,000.  The remaining restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

Loans classified as troubled debt restructuring during the three and nine months ended September 30, 2012 and 2011, segregated by class are shown in the tables below.
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	5	$509,875	$-	4	$467,864	$120,323
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	5	$509,875	$-	4	$467,864	$120,323

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	6	$629,770	$-	5	$627,825	$165,497
Multi-family	-	-	-	1	119,197	51,290
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	6	$629,770	$-	6	$747,022	$216,787

Troubled debt restructured loans that were restructured during the twelve months prior to the dates indicated and had payment defaults (i.e., 60 days or more past due following a modification), during the three and nine months ended September 30, 2012 and 2011, segregated by class, are shown in the tables below.
	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	-	$-	3	$475,126
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	-	$-	3	$475,126

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	1	$212,014	6	$1,929,395
Multi-family	-	-	1	554,780
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	1	$212,014	7	$2,484,175

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Qualitative factors are updated quarterly for trends in economic and nonperforming factors.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of September 30, 2012 and December 31, 2011:
September 30, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$5,686,655	$63,596
Multi-family	4,862	-
Non-residential	1,618,199	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	17,054	-
	$7,326,770	$63,596

December 31, 2011
One-to-four family	$6,755,279	$36,289
Multi-family	304,780	-
Non-residential	1,565,825	-
Commercial	7,259	-
Consumer direct	8,710	-
Purchased auto	4,715	-
	$8,646,568	$36,289

The following table presents the aging of the recorded investment in loans, by class of loans, as of September 30, 2012 and December 31, 2011:

September 30, 2012	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$3,060,755	$887,204	$3,373,531	$7,321,490	$78,873,798	$86,195,288
Multi-family	-	-	-	-	4,840,958	4,840,958
Non-residential	1,244,126	493,048	311,371	2,048,545	20,401,072	22,449,617
Commercial	-	-	-	-	8,291,580	8,291,580
Consumer direct	-	-	-	-	574,132	574,132
Purchased auto	8,740	8,440	17,054	34,234	8,087,646	8,121,880
	$4,313,621	$1,388,692	$3,701,956	$9,404,269	$121,069,186	$130,473,455

December 31, 2011	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,966,971	$849,057	$4,438,908	$8,254,936	$81,947,410	$90,202,346
Multi-family	506,619	-	304,780	811,399	4,925,208	5,736,607
Non-residential	174,549	56,739	708,826	940,114	20,400,948	21,341,062
Commercial	98,727	-	7,259	105,986	9,451,646	9,557,632
Consumer direct	3,786	-	480	4,266	698,063	702,329
Purchased auto	2,461	43,648	4,715	50,824	5,128,374	5,179,198
	$3,753,113	$949,444	$5,464,968	$10,167,525	$122,551,649	$132,719,174

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  For commercial and non-residential real estate loans, the Company’s credit quality indicator is internally assigned risk ratings.  Each commercial and non-residential real estate loan is assigned a risk rating upon origination. The risk rating is reviewed annually, at a minimum, and on an as needed basis depending on the specific circumstances of the loan.

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

•	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of September 30, 2012 and December 31, 2011, the risk category of loans by class is as follows:
September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,241,684	$5,508,258	$-	$77,445,346
Multi-family	-	-	4,862	-	4,836,096
Non-residential	20,754,645	336,463	1,358,509	-	-
Commercial	8,124,834	166,746	-	-	-
Consumer direct	-	9,232	-	-	564,900
Purchased auto	-	-	17,054	-	8,104,826
Total	$28,879,479	$3,754,125	$6,888,683	$-	$90,951,168

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,620,210	$7,862,205	$-	$78,719,931
Multi-family	-	-	312,001	-	5,424,606
Non-residential	17,981,919	1,271,321	2,087,822	-	-
Commercial	9,550,292	-	7,340	-	-
Consumer direct	-	-	25,989	-	676,340
Purchased auto	-	-	4,715	-	5,174,483
Total	$27,532,211	$4,891,531	$10,300,072	$-	$89,995,360

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense for the nine months ended September 30, 2012 and 2011, was approximately $11,000 and $97,000, respectively.  In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. The decrease in stock-based compensation expense was due to there being no remaining compensation expense on the options and shares granted in November 2006, as they became fully vested and fully expensed in November of 2011. For the nine months ended September 30, 2012 and 2011, the Company did not grant additional options or shares under the MRP.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2012 and the year ended December 31, 2011. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$7,118,142	$-	$7,118,142
Residential mortgage-backed securities available for sale	-	23,505,034	-	23,505,034
	$-	$30,623,176	$-	$30,623,176

December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
U.S. agency securities available for sale	$-	$3,031,070	$-	$3,031,070
State and municipal securities available for sale	-	3,705,484	-	3,705,484
Residential mortgage-backed securities available for sale	-	26,270,391	-	26,270,391
	$-	$33,006,945	$-	$33,006,945

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011.

September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$839,869	$301,464	$1,141,333
Impaired loans, net	-	1,493,772	1,957,650	3,451,422

December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$582,148	$-	$582,148
Impaired loans, net	-	3,005,351	3,846,367	6,851,718

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are as follows:

	Carrying	Fair Value Measurements at September 30, 2012 using:
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$7,312,013	$7,312,013	$-	$-	$7,312,013
Federal funds sold	1,567,000	1,567,000	-	-	1,567,000
Securities	31,957,625	-	31,957,626	-	31,957,626
Net loans	126,814,866	-	1,493,772	126,183,228	127,677,000
Loans held for sale	396,200	396,200	-	-	396,200
Accrued interest receivable	665,437	665,437	-	-	665,437
Mortgage servicing rights	151,140	-	-	151,140	151,140
Financial Liabilities:
Non-interest bearing deposits	4,700,222	4,700,222	-	-	4,700,222
Interest bearing deposits	153,837,814	-	-	154,571,000	154,571,000
Accrued interest payable	4,274	4,274	-	-	4,274

	As of December 31, 2011
	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$2,945,465	$2,945,465
Federal funds sold	1,627,000	1,627,000
Securities	35,541,912	35,541,913
Accrued interest receivable	691,367	691,367
Net loans	127,971,762	127,942,000
Mortgage servicing rights	154,180	154,180
Financial Liabilities:
Deposits	159,948,450	161,144,000
Accrued interest payable	1,908	1,908

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

Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using underlying collateral values, where applicable or discounted cash flows.

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

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements.  As of September 30, 2012 and December 31, 2011, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2012 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

The Company's total assets decreased $0.7 million, or 0.38%, to $182.2 million at September 30, 2012, from $182.9 million at December 31, 2011.  The Company strengthened its liquidity, as cash and cash equivalents increased by $4.4 million and foreclosed real estate increased by $0.6 million.  The increase in liquid assets was partially offset by a decrease in loans of $1.2 million, a decrease in securities available for sale of $2.4 million, and a decrease in non-marketable equity securities of $1.2 million.

Cash and cash equivalents increased $4.4 million, or 148.3%, to $7.3 million at September 30, 2012 from $2.9 million at December 31, 2011 primarily as a result of the cash provided by operating and investing activities exceeding the cash used in financing activities.

Securities available for sale decreased $2.4 million, or 7.2%, to $30.6 million at September 30, 2012 from $33.0 million at December 31, 2011.  The decrease was primarily the result of $10.6 million in sales, calls, maturities and paydowns offset by purchases of $8.4 million.

Loans, net of the allowance for loan losses, decreased $1.2 million, or 0.9%, to $126.8 million at September 30, 2012 from $128.0 million at December 31, 2011.  The decrease in loans, net of the allowance for loan losses, was primarily caused by a combination of normal attrition, paydowns, loan charge-offs and strategic initiatives to reduce lending exposure in one-to-four family residential, non-residential loans, and multifamily residential loans, partially offset by a decrease in the allowance for loan losses of $1.1 million and an increase of $2.9 million in the purchased auto loan portfolio. The Company is focusing its lending efforts on customers based primarily in its local market.

Foreclosed real estate increased approximately $0.6 million, or 106.9%, to $1.1 million at September 30, 2012 from $0.5 million at December 31, 2011.  The increase was primarily due to the addition of 27 properties valued at $1.6 million acquired through loan foreclosures due to the continued stress the economic environment has placed on the Company’s customers, offset by the sale of 17 properties for an aggregate of $1.0 million.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, were comparable between periods as the balances were $1.5 million at September 30, 2012 and $1.4 million at December 31, 2011.

Total deposits decreased $1.4 million, or 0.9%, to $158.5 million at September 30, 2012, from $159.9 million at December 31, 2011.  The decrease is primarily due to a decrease in certificates of deposit of $4.1 million, or 3.7%, from December 31, 2011 to September 30, 2012.  The decrease was partially offset by increases in money market accounts which increased $1.2 million, or 6.5%, passbook savings accounts which increased $1.1 million, or 7.8%, and checking accounts which increased $0.4 million, or 2.5%, from December 31, 2011 to September 30, 2012.  The increase in money market, passbook savings, and checking savings accounts is primarily due to customers moving funds into non-term products as they wait for a better rate environment.

Other liabilities comprised of primarily deferred compensation expenses, accrued expenses and escrow payable, were comparable between periods as the balances were $2.5 million at September 30, 2012 and $2.5 million at December 31, 2011.

Equity increased $0.7 million, or 3.2%, to $21.1 million at September 30, 2012, from $20.4 million at December 31, 2011.  The increase in equity is primarily related to the net income for the nine months ended September 30, 2012 of approximately $0.6 million.

The ongoing state of economic uncertainty continues to affect our asset quality.  We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, high unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have resulted in nonperforming loans totaling 5.7% of total loan receivables as of September 30, 2012, which is down from 6.5% as of December 31, 2011.

The Company’s nonperforming assets consist of non-accrual loans, loans past due greater than 90 days and still accruing and foreclosed real estate.  Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due.  Interest previously accrued but uncollected is reversed and charged against interest income. During the first nine months of 2012, nonaccrual loans decreased 15.1% to $7.3 million from $8.6 million as of December 31, 2011. This decrease is due to 27 properties totaling approximately $2.2 million moved to foreclosed real estate, 22 loans totaling approximately $1.7 million upgraded to performing status, and 11 loans totaling approximately $1.6 million with partial charge-offs, and approximately $0.4 million of principal payments, which was partially offset by 29 loans totaling approximately $4.6 million, secured by mostly one-to-four family properties being placed on non-accrual status, as certain customers continue to be challenged by local economic conditions during these difficult economic times. The $7.3 million of non-accrual loans is the lowest it has been in six quarters.

The following table summarizes nonperforming assets for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
Non-accrual:	(In Thousands)
One-to-four family	$5,687	$6,481	$7,033	$6,755	$8,340
Multi-family	5	6	305	305	555
Non-residential real estate	1,618	1,740	1,977	1,566	3,386
Commercial	-	-	-	7	7
Consumer direct	-	18	21	9	38
Purchased auto	17	-	2	5	3
Total non-accrual loans	7,327	8,245	9,338	8,647	12,329
Past due greater than 90 days and still accruing:
One-to-four family	64	-	145	36	18
Non-residential real estate	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	7,391	8,245	9,483	8,683	12,347
Foreclosed real estate	1,122	1,247	354	542	1,149
Other repossessed assets	19	-	12	40	31
Total nonperforming assets	$8,532	$9,492	$9,849	$9,265	$13,527

The table below presents selected asset quality ratios for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
Allowance for loan losses as a percent of gross loans receivable	2.80%	3.29%	3.70%	3.57%	5.18%
Allowance for loan losses as a percent of total nonperforming loans	49.47%	51.96%	51.33%	54.67%	56.38%
Nonperforming loans as a percent of gross loans receivable	5.66%	6.34%	7.20%	6.53%	9.19%
Nonperforming loans as a percent of total assets	4.06%	4.44%	5.09%	4.75%	6.75%
Nonperforming assets as a percent of total assets	4.68%	5.11%	5.29%	5.04%	7.39%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

General.  Net income for the three months ended September 30, 2012 was $179,000 compared to a net loss of $1.6 million for the three months ended September 30, 2011.  Net income improved during the third quarter of 2012 primarily due to lower levels of provision for loan losses than in the 2011 period, and a slight increase in other income.  These positive variances were slightly offset by lower interest and dividend income and a slight increase in operating costs.

Net Interest Income.  The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2012 and 2011.
	Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,708	$1,742	$(34)	(1.95	) %
Securities:
Residential mortgage-backed securities	147	218	(71)	(32.57)
U.S. agency securities	5	22	(17)	(77.27)
State and municipal securities	59	27	32	118.52
Dividends on non-marketable equity securities	1	1	-	-
Interest-bearing deposits	-	-	-	-
Total interest and dividend income	1,920	2,010	(90)	(4.48)
Interest expense:
Deposits	530	623	(93)	(14.93)
Total interest expense	530	623	(93)	(14.93)
Net interest income	$1,390	$1,387	$3	0.22%

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
	Three Months Ended September 30,
	2012			2011
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$127,504	$1,708	5.36%	$128,748	$1,742	5.41%
Securities, net (2)	31,822	211	2.65%	34,184	267	3.12%
Non-marketable equity securities	1,475	1	0.27%	2,535	1	0.16%
Interest-bearing deposits	5,758	-	0.00%	1,890	-	0.00%
Total interest-earning assets	166,559	1,920	4.61%	167,357	2,010	4.80%
Interest-bearing liabilities
Money Market accounts	$20,328	$19	0.37%	$20,120	$29	0.58%
Passbook accounts	15,097	4	0.11%	12,861	3	0.09%
Certificates of Deposit accounts	107,337	505	1.88%	111,729	588	2.11%
Checking accounts	11,980	2	0.07%	11,731	3	0.10%
Total interest-bearing liabilities	154,742	530	1.37%	156,441	623	1.59%
NET INTEREST INCOME		$1,390			$1,387
NET INTEREST RATE SPREAD (3)			3.24%			3.21%
NET INTEREST MARGIN (4)			3.34%			3.32%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.64%			106.98%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includesnon-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2012 and 2011.  The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
	Three Months Ended September 30,
	2012 Compared to 2011
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(17)	$(17)	$(34)
Securities, net	(16)	(40)	(56)
Non-marketable equity securities	(1)	1	-
Interest-bearing deposits	-	-	-
Total interest-earning assets	$(34)	$(56)	$(90)
Interest expense on
Money Market accounts	$-	$(10)	$(10)
Passbook accounts	1	-	1
Certificates of Deposit accounts	(21)	(62)	(83)
Checking	-	(1)	(1)
Total interest-bearing liabilities	(20)	(73)	(93)
Change in net interest income	$(14)	$17	$3

Net interest income increased $3,000, or 0.22%, to remain constant at $1.4 million for both the three months ended September 30, 2012 and 2011, respectively.  Interest and dividend income decreased $90,000 due to the decline in average interest earning assets of $0.7 million and the yield decreasing on interest earning assets from 4.8% to 4.6%.  The decline in the securities and loan portfolios contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the third quarter of 2012. This decline in interest income was offset by a $93,000, or 14.9%, reduction in interest expense. The cost of funds declined 22 basis points, or 13.9%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, due to the continued low rate environment.  Additionally, the average balance of interest bearing liabilities declined by $1.7 million, or 1.1%.

Provision for Loan Losses. Management recorded a loan loss provision of $330,000 for the three months ended September 30, 2012, compared to $3.3 million for the three months ended September 30, 2011. The economic conditions in the local market continue to negatively impact collateral values of real estate. The provision is primarily attributed to the general reserve for the one-to-four family segment due to continued decline in payment activity of borrowers and because charge-off levels remain elevated.  The decreased payment activity and elevated charge-off levels are the result of local economic conditions continuing to lag national indicators, including higher levels of unemployment locally being 9.7%, versus 8.8% for the State of Illinois and the national level of 7.8%.

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

Other Income. The following table summarizes other income for the three months ended September 30, 2012 and 2011.

	Three months ended
	September 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$-	$-	-%
Gain on sale of loans	19	-	19	100.00
Gain on sale of OREO	27	22	5	22.73
Origination of mortgage servicing rights, net of amortization	(6)	8	(14)	(175.00)
Customer service fees	73	78	(5)	(6.41)
Income on bank owned life insurance	8	8	-	-
Other	22	12	10	83.33
Total other income	$143	$128	$15	11.72%

The increase in total other income was primarily due to gains on the sale of loans of $19,000 and an increase of approximately $8,000 in rental income on OREO properties.  The increases were offset by decreases in the origination of mortgage servicing rights, net of amortization. While levels of loan demand and loan sales increased during the third quarter of 2012 as compared to 2011, resulting in an increase in gains on the sale of loans, the company has been experiencing higher than normal refinancing activity as customers take advantage of competitive rates in the market, resulting in the decrease in mortgage servicing rights, net of amortization.

Other Expenses.  The following table summarizes other expenses for the three months ended September 30, 2012 and 2011.

	Three months ended
	September 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$400	$375	$25	6.67%
Directors fees	21	21	-	-
Occupancy	111	122	(11)	(9.02)
Deposit insurance premium	62	31	31	100.00
Legal and professional services	53	56	(3)	(5.36)
Data processing	81	78	3	3.85
Valuation adjustments and expenses on foreclosed real estate	61	25	36	144.00
Other	120	117	3	2.56
Total other expenses	$909	$825	$84	10.18%

Efficiency ratio (1)	59.30%	53.78%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in valuation adjustments and expenses on foreclosed real estate, increases in salaries and employee benefits, and an increase in deposit insurance premiums.  The increase in deposit insurance premiums for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011, is primarily the result of approximately $30,000 of expense that was reversed during the third quarter of 2011 that resulted from the 2011 decrease in deposits and the lower assessments rate by the FDIC for smaller financial institutions.

Income Taxes. The Company recorded income tax expense of $115,000 for the three months ended September 30, 2012 and an income tax benefit of $1.0 million for the three months ended September 30, 2011.  The difference in income taxes for the periods is due to the differences in pre-tax income/loss for the applicable periods, primarily as a result of higher provisions for loan losses during 2011.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

General.  Net income for the nine months ended September 30, 2012 was $574,000 compared to a net loss of $1.4 million for the nine months ended September 30, 2011.  Net income improved during 2012 due to lower operating costs, lower funding costs, and lower levels of provision for loan losses compared to the 2011 period. These positive variances were slightly offset by lower net interest income.

Net Interest Income.  The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2012 and 2011.
	Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$5,291	$5,669	$(378)	(6.67	) %
Securities:
Residential mortgage-backed securities	499	696	(197)	(28.30)
U.S. agency securities	38	67	(29)	(43.28)
State and municipal securities	151	35	116	331.43
Dividends on non-marketable equity securities	3	2	1	50.00
Interest-bearing deposits	3	3	-	-
Total interest and dividend income	5,985	6,472	(487)	(7.52)
Interest expense:
Deposits	1,670	1,962	(292)	(14.88)
Total interest expense	1,670	1,962	(292)	(14.88)
Net interest income	$4,315	$4,510	$(195)	(4.32	) %

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
	Nine Months Ended September 30,
	2012			2011
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$125,977	$5,291	5.60%	$131,251	$5,669	5.76%
Securities, net (2)	33,437	688	2.74%	32,609	798	3.26%
Non-marketable equity securities	1,807	3	0.22%	2,535	2	0.11%
Interest-bearing deposits	6,049	3	0.07%	5,282	3	0.08%
Total interest-earning assets	167,270	5,985	4.77%	171,677	6,472	5.03%
Interest-bearing liabilities
Money Market accounts	$20,363	$67	0.44%	$20,949	$102	0.65%
Passbook accounts	15,008	15	0.13%	13,483	13	0.13%
Certificates of Deposit accounts	108,833	1,580	1.94%	114,979	1,835	2.13%
Checking accounts	12,642	8	0.08%	11,235	12	0.14%
Total interest-bearing liabilities	156,846	1,670	1.42%	160,646	1,962	1.63%
NET INTEREST INCOME		$4,315			$4,510
NET INTEREST RATE SPREAD (3)			3.35%			3.40%
NET INTEREST MARGIN (4)			3.44%			3.50%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.65%			106.87%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includesnon-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2012 and 2011.  The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
	Nine Months Ended September 30,
	2012 Compared to 2011
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(220)	$(158)	$(378)
Securities, net	17	(127)	(110)
Non-marketable equity securities	(1)	2	1
Interest-bearing deposits	-	-	-
Total interest-earning assets	$(204)	$(283)	$(487)
Interest expense on
Money Market accounts	$(2)	$(33)	$(35)
Passbook accounts	2	-	2
Certificates of Deposit accounts	(89)	(166)	(255)
Checking	1	(5)	(4)
Total interest-bearing liabilities	(88)	(204)	(292)
Change in net interest income	$(116)	$(79)	$(195)

Net interest income decreased $195,000, or 4.3%, to $4.3 million for the nine months ended September 30, 2012 compared to $4.5 million for the nine months ended September 30, 2011. Interest and dividend income decreased due to the decline in average interest earning assets of $4.4 million and the yield decreasing on interest earning assets from 5.0% to 4.8%.  The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the first nine months of 2012. This decline in interest income was partially offset by a $292,000, or 14.9%, reduction in interest expense. The cost of funds declined 21 basis points, or 12.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to the continued low rate environment.  Additionally, the average balance of interest bearing liabilities declined by $3.8 million or 2.4%.

Provision for Loan Losses. Management recorded a loan loss provision of $1.3 million for the nine months ended September 30, 2012, compared to $4.7 million for the nine months ended September 30, 2011. The economic conditions in the local market continue to negatively impact collateral values of real estate. The provision is primarily attributed to the general reserve for the one-to-four family segment due to continued decline in payment activity of borrowers and because charge-off levels remain elevated.  The decreased payment activity and elevated charge-off levels are the result of local economic conditions continuing to lag national indicators, including elevated levels of unemployment locally as rates are 9.7% versus 8.8% for the State of Illinois and national levels of 7.8%.

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

Other Income. The following table summarizes other income for the nine months ended September 30, 2012 and 2011.

	Nine months ended
	September 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$14	$276	$(262)	(94.93	) %
Gain on sale of loans	77	8	69	862.50
Gain on sale of OREO	97	-	97	100.00
Origination of mortgage servicing rights, net of amortization	(3)	(2)	(1)	(50.00)
Customer service fees	212	221	(9)	(4.07)
Income on bank owned life insurance	23	25	(2)	(8.00)
Other	52	142	(90)	(63.38)
Total other income	$472	$670	$(198)	(29.55	) %

The decrease in total other income was primarily due to a decrease in the gain on sale of securities from 2011 to 2012 and the receipt of approximately $90,000 of interest on a tax refund during the second quarter of 2011 which did not recur during 2012.  The decreases were offset partially by net gains on the sale of OREO properties for the nine months ended September 30, 2012, as compared to net losses on the sale of OREO properties for the nine months ended September 30, 2011, and the increase in gains on the sale of loans resulting from an increase in the sale of loans.  Loan sales increased due to the favorable rate environment for loans during the first nine months of 2012 as compared to 2011, resulting in an increase in gains on the sale of loans.

Other Expenses.  The following table summarizes other expenses for the nine months ended September 30, 2012 and 2011.

	Nine months ended
	September 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,103	$1,172	$(69)	(5.89	) %
Directors fees	63	63	-	-
Occupancy	328	359	(31)	(8.64)
Deposit insurance premium	182	214	(32)	(14.95)
Legal and professional services	165	178	(13)	(7.30)
Data processing	242	225	17	7.56
Valuation adjustments and expenses on foreclosed real estate	107	144	(37)	(25.69)
Loss on sale of foreclosed real estate	-	57	(57)	(100.00)
Loss on sale of repossessed assets	14	13	1	7.69
Loss on consumer loans	42	-	42	100.00
Other	378	398	(20)	(5.03)
Total other expenses	$2,624	$2,823	$(199)	(7.05	) %

Efficiency ratio (1)	54.82%	54.50%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

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

Income Taxes. The Company recorded income tax expense of $258,000 for the nine months ended September 30, 2012 and an income tax benefit of $977,000 for the nine months ended September 30, 2011.  The difference in income taxes for the periods is primarily due to the differences in pre-tax income/loss for the applicable periods, primarily as a result of higher provision for loan losses during 2011.

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

At September 30, 2012 the Bank had outstanding commitments to originate $0.4 million in loans, unfunded lines of credit of $9.1 million, unfunded commitments on construction loans of $0.1 million, and a commitment to purchase $6.0 million in auto loans.  In addition, as of September 30, 2012, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $59.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents.  As of September 30, 2012, the Bank had $51.6 million of available credit from the FHLBC.  There were no FHLBC advances outstanding at September 30, 2012.  In addition, as of September 30, 2012, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock.  Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2012, the Company had cash and cash equivalents of $228,000.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at September 30, 2012 of 9.94%, 15.79% and 17.06%, respectively, compared to ratios at December 31, 2011 of 9.38%, 15.47% and 16.76%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the nine months ended September 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  As of September 30, 2012, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.0
The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) theCondensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: November 9, 2012	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)