Form 10-K
period 2012-12-31
Ottawa Savings Bancorp, Inc.
filed 2013-03-28
CIK 1321070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of June 30, 2012, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $3,608,038 (based on the last sale price of the common stock on the OTC Bulletin Board of $4.75 per share).

The number of shares of Common Stock of the registrant issued and outstanding as of March 28, 2013 was 2,117,979.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA SAVINGS BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2012

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

ITEM 1.  BUSINESS

General

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $179.0 million at year-end 2012 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company.  The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank.  The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public.  As of December 31, 2012, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

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

	At December 31,
	2012		2011		2010		2009		2008
	(Dollars in Thousands)
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
One-to-four family	$75,609	60.24%	$80,334	60.41%	$82,442	58.75%	$89,595	58.76%	$100,057	62.83%
Multi-family	4,629	3.69%	5,580	4.20%	6,237	4.44%	5,512	3.62%	3,809	2.39%
Lines of credit	13,209	10.52%	14,219	10.69%	15,325	10.92%	14,540	9.54%	13,300	8.35%
Non-residential real estate	18,897	15.06%	20,058	15.08%	20,362	14.51%	21,841	14.33%	22,473	14.11%
Commercial	4,717	3.76%	5,965	4.49%	9,795	6.98%	10,528	6.90%	4,367	2.75%
Construction	105	0.08%	982	0.74%	531	0.38%	3,858	2.53%	5,158	3.24%
Consumer	8,353	6.65%	5,832	4.39%	5,637	4.02%	6,592	4.32%	10,081	6.33%
Total loans, gross	125,519	100.00%	132,970	100.00%	140,329	100.00%	152,466	100.00%	159,245	100.00%
Undisbursed portion of loan funds	(56)		(171)		(178)		(152)		(1,114)
Allowance for loan losses	(3,381)		(4,747)		(4,703)		(3,515)		(1,605)
Deferred loan costs (fees), net	(87)		(80)		(97)		(99)		(82)
Total loans, net	$121,995		$127,972		$135,351		$148,700		$156,444

Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
One-to-four family	$697	$754	$796	$668	$703
Multi-family	2,332	2,405	2,465	1,797	1,821
Non-residential real estate	2,020	3,353	5,399	6,717	7,661
Purchased auto loans (included in consumer loans above)	7,810	5,179	4,658	5,017	8,067
Total	$12,859	$11,691	$13,318	$14,199	$18,252

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2012. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2012
	One-to- four family	Multi-family	Lines of credit	Non-residential real estate	Commercial	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$202	$2,332	$5,041	$2,020	$84	$105	$261	$10,045
After one year
More than one year to three years	1,166	4	1,061	1,929	2,598	-	1,162	7,920
More than three years to five years	820	-	880	264	1,472	-	3,791	7,227
More than five years to ten years	6,184	571	3,903	2,383	136	-	3,052	16,229
More than ten years to twenty years	24,410	1,451	2,324	8,072	427	-	87	36,771
More than twenty years	42,827	271	-	4,229	-	-	-	47,327
Total due after December 31, 2013	75,407	2,297	8,168	16,877	4,633	-	8,092	115,474
Gross Loans Receivable	$75,609	$4,629	$13,209	$18,897	$4,717	$105	$8,353	$125,519
Less:
Undisbursed portion of loan funds								(56)
Allowance for loan losses								(3,381)
Deferred loan costs (fees), net								(87)
Total loans, net								$121,995

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$41,066	$34,341	$75,407
Multi-family	848	1,449	2,297
Lines of credit	-	8,168	8,168
Non-residential real estate	4,837	12,040	16,877
Commercial	4,206	427	4,633
Consumer	8,092	-	8,092
Total	$59,049	$56,425	$115,474

Asset Quality. Within our investment portfolio we have no subprime or Alt-A backed instruments among our securities. Historically, our lending activity has promoted home ownership in the communities we serve. Our consumer and residential mortgage loans are originated consistent with the underwriting approach described herein. This includes an assessment of each borrower’s personal financial condition, including a review of credit reports and related FICO scores as well as verification of income and assets. The Company does not conduct lending programs that target the subprime market. During the ordinary course of business to achieve our goal of being a community bank, we originate and manage loans in our portfolio to some borrowers with a risk of default higher than customers considered prime. Thus, the extended economic downturn may affect us indirectly, albeit to a lesser extent than it will likely impact those banks and thrifts that produced and retained significant portfolios that targeted such loans and securities. While we believed that the nature of our one-to-four family lending niche and our underwriting standards would limit the impact of the downward turn in the credit cycle on the quality of our assets—particularly in comparison with those institutions that were directly targeting subprime and Alt-A lending—the downturn in the credit cycle resulted in our experiencing higher levels of charge-offs and/or provisions for loan losses, which impacted our results of operations.

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the Federal Cost of Funds Index (COFI). The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 3.25%, 3.75% and 4.25% for the one, three and five year adjustable rate loans, respectively, and 4.25%, 4.75% and 5.25% for non-owner occupied one-to-four family properties, respectively, at this time. The initial and floor rates on multi-family and non-residential properties are generally based on the COFI plus a spread, with the initial rate and floor rates ranging from 4.25% to 5.25%, respectively.

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

We originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. The largest outstanding residential construction loan at December 31, 2012 was $105,000, of which $49,000 was disbursed. We also require periodic inspections of the property during the term of the construction.

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

We participate with the USDA Rural Development Company to offer loans to qualifying customers. Loans are granted up to 100% of appraised value and the USDA guarantees up to 80% of the loan. These loans require no down payment but are subject to maximum income limitations.

Lines of Credit. We offer lines of credit, principally home equity lines of credit, which have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property, and we require that we have a second lien position on the property. We also offer secured and unsecured lines of credit for well-qualified individuals and small businesses. Management includes these loans based on the collateral supporting the line of credit in either the non-residential, multi-family, commercial or one-to-four family categories for the purposes of monitoring and evaluating the portfolio.

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

We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan to value ratio of 80% of the appraisal value. Our land loans are adjustable loans with adjustments occurring every one, three and five years, based on the original contract. Interest rate adjustments are based on the COFI plus a spread. For adjustable loans in this class, the loans generally have a floor ranging from the initial rate up to 5.25%.

We also make non-residential loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. The largest non-residential loan at December 31, 2012 was a recent TDR for $1.8 million. As a TDR, this loan will need to perform per its modified terms for a reasonable period before it is returned to a performing status. For adjustable loans in this category, there generally is an interest rate floor ranging from 3.75% to 6.00%.

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

Purchased Auto Loans. The Bank purchases auto loans from regulated financial institutions. At December 31, 2012 and 2011, we had $7.8 million and $5.2 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the purchase of any given loan pool. During 2012, we purchased $5.8 million of auto loans.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2012, we had an aggregate of $12.9 million in purchased loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2012 was $1.1 million. This loan is performing in accordance with its terms.

We sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $8.4 million and $0.6 million of loans in the years ended December 31, 2012 and 2011, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Beginning balance, net	$127,972	$135,351	$148,700	$156,444	$157,702
Loans originated
One-to-four family	12,924	5,666	19,872	25,587	14,500
Multi-family	77	129	562	2,245	518
Lines of credit	381	1,799	530	5,315	2,664
Non-residential real estate	3,888	4,015	1,085	2,196	2,115
Commercial	285	335	8,287	7,738	2,514
Construction	105	982	668	710	1,799
Consumer	265	190	481	961	1,301
Total loans originated	17,925	13,116	31,485	44,752	25,411
Loans purchased
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	4	24
Non-residential real estate	-	-	-	895	744
Commercial	-	-	-	-	-
Consumer	5,847	3,050	2,003	-	1,800
Total loans purchased	5,847	3,050	2,003	899	2,568
Loan sales(1)	(8,333)	(598)	(8,713)	(14,772)	(2,785)
Principal payments	(22,890)	(22,927)	(36,912)	(37,658)	(27,584)
Change in allowance for loan losses	1,366	(44)	(1,188)	(1,910)	(1,000)
Change in undisbursed loan funds	115	7	(26)	962	2,148
Change in deferred loan costs (fees), net	(7)	17	2	(17)	(16)
Ending balance, net	$121,995	$127,972	$135,351	$148,700	$156,444

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2012, our regulatory maximum was $3.2 million.

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

Delinquent Loans

The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2012
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	5	$616	8	$613	13	$1,229
Multi-family	-	-	-	-	-	-
Lines of credit	-	-	3	1,009	3	1,009
Non-residential real estate	1	335	3	516	4	851
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	1	19	-	-	1	19

Total	7	$970	14	$2,138	21	$3,108

	December 31, 2011
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	3	$849	25	$2,459	28	$3,308
Multi-family	-	-	1	305	1	305
Lines of credit	-	-	7	1,980	7	1,980
Non-residential real estate	1	57	5	709	6	766
Construction	-	-	-	-	-	-
Commercial	-	-	1	7	1	7
Consumer	2	43	2	5	4	48

Total	6	$949	41	$5,465	47	$6,414

	December 31, 2010
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	9	$1,948	31	$3,622	40	$5,570
Multi-family	-	-	-	-	-	-
Lines of credit	4	228	6	401	10	629
Non-residential real estate	2	184	8	1,248	10	1,432
Construction	-	-	-	-	-	-
Commercial	-	-	1	20	1	20
Consumer	3	23	-	-	3	23

Total	18	$2,383	46	$5,291	64	$7,674

	December 31, 2009
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	11	$777	26	$3,856	37	$4,633
Multi-family	-	-	-	-	-	-
Lines of credit	2	139	6	248	8	387
Non-residential real estate	2	153	7	2,020	9	2,173
Construction	-	-	-	-	-	-
Consumer	2	1	3	25	5	26

Total	17	$1,070	42	$6,149	59	$7,219

	December 31, 2008
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	21	$1,550	31	$3,534	52	$5,084
Multi-family	-	-	2	453	2	453
Lines of credit	1	48	5	73	6	121
Non-residential real estate	7	1,550	2	1,188	9	2,738
Construction	1	54	-	-	1	54
Consumer	7	70	5	32	12	102

Total	37	$3,272	45	$5,280	82	$8,552

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

An insured institution is required to establish allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge off such amounts. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of the Comptroller of the Currency (“OCC”).

On the basis of management’s review of its assets, at December 31, 2012 and 2011, we had classified $4.4 million and $4.9 million, respectively, of our assets as special mention and $5.6 million and $10.3 million, respectively, of our assets as substandard. We had classified none of our assets as doubtful at December 31, 2012 and December 31, 2011. There were no assets classified as loss for the years ended December 31, 2012 or 2011.  The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

As the economic downturn continued in our market during 2012 and foreclosures and liquidations as a manner of reducing non-performing assets proved costly, the Company initiated a restructuring process with respect to certain non-performing loans that provided for restructuring of the terms of the loan due to economic or legal reasons related to the borrower’s financial difficulties.  Troubled debt restructurings are considered to be non-performing, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms for the restructured loan.  At December 31, 2012, 7 loans (with aggregate balances of $3.1 million) of our 23 substandard loans (with aggregate balances of $5.6 million) were considered troubled debt restructurings and were included in nonperforming assets.  At December 31, 2011, 15 loans (with aggregate balances of $4.1 million) of our 72 substandard loans (with aggregate balances of $10.3 million) were considered troubled debt restructurings and were included in nonperforming assets.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

	December 31,
	2012	2011	2010	2009	2008
Non-accrual:	(In Thousands)
One-to-four family	$3,067	$6,755	$4,023	$3,856	$3,534
Multi-family	-	305	-	-	453
Non-residential real estate	2,986	1,566	1,248	2,020	1,188
Commercial	-	7	20	-	-
Consumer	-	14	-	25	32
Total non-accrual loans	6,053	8,647	5,291	5,901	5,207
Past due greater than 90 days and still accruing:
One-to-four family	92	36	-	-	-
Lines of credit	15	-	-	248	73
Non-residential real estate	164	-	-	-	-
Total nonperforming loans	6,324	8,683	5,291	6,149	5,280
Foreclosed real estate	1,297	542	1,334	833	95
Total nonperforming assets	$7,621	$9,225	$6,625	$6,982	$5,375

Ratios

	December 31,
	2012	2011	2010	2009	2008
Allowance for loan losses as a percent of gross loans receivable	2.69%	3.57%	3.35%	2.31%	1.01%
Allowance for loan losses as a percent of total nonperforming loans	53.46%	54.67%	88.89%	57.16%	30.40%
Nonperforming loans as a percent of gross loans receivable	5.04%	6.53%	3.77%	4.03%	3.32%
Nonperforming loans as a percent of total assets	3.53%	4.75%	2.71%	3.06%	2.55%
Nonperforming assets as a percent of total assets	4.26%	5.04%	3.40%	3.48%	2.61%

The total amount of non-accrual loans decreased to $6.1 million from $8.6 million for the years ended December 31, 2012 and 2011, respectively. Total non-performing loans consist of 29 loans to 23 borrowers for the year ended December 31, 2012, as compared to 58 loans to 31 borrowers for December 31, 2011.  For the years ended December 31, 2012 and 2011, gross interest income of $246,000 and $562,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. We recognized no interest income on these loans.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Should full collection of principal be expected, cash collected on nonaccrual loans can be recognized as interest income.   The allowance for loan losses as of December 31, 2012 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Allowance for Loan Losses.  The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Balance at beginning of year	$4,747	$4,703	$3,515	$1,605	$605
Charge-offs:
One-to-four family	2,352	1,666	821	360	63
Multi-family	133	250	-	-	-
Non-residential real estate	772	3,224	952	773	-
Commercial	52	-	321	-	-
Consumer	27	43	48	69	105
	3,336	5,183	2,142	1,202	168
Recoveries:
One-to-four family	49	1	3	35	-
Multi-family	-	-	-	148	-
Non-residential real estate	-	35	-	-	-
Consumer	9	11	18	18	4
	58	47	21	201	4
Net charge-offs	3,278	5,136	2,121	1,001	164
Additions charged to operations	1,912	5,180	3,309	2,911	1,164
Balance at end of year	$3,381	$4,747	$4,703	$3,515	$1,605
Net charge-offs to average gross loans outstanding	2.52%	3.79%	1.45%	0.64%	0.10%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2012
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,057	60.84%	60.24%
Multi-family	162	4.79%	3.69%
Lines of credit (1)	-	-%	10.52%
Non-residential real estate	1,012	29.93%	15.06%
Commercial	75	2.22%	3.76%
Construction (1)	-	-%	0.08%
Consumer	75	2.22%	6.65%
Total allowance for loan losses	$3,381	100.00%	100.00%

	2011
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
		(Dollars in Thousands)
One-to-four family	$3,113	65.58%	60.41%
Multi-family	438	9.23%	4.20%
Lines of credit (1)	-	-%	10.69%
Non-residential real estate	1,146	24.14%	15.08%
Commercial	11	0.23%	4.49%
Construction (1)	-	-%	0.74%
Consumer	39	0.82%	4.39%
Total allowance for loan losses	$4,747	100.00%	100.00%

		2010
		(Dollars in Thousands)
One-to-four family	$2,425	51.56%	58.75%
Multi-family	106	2.25%	4.44%
Lines of credit (1)	-	-%	10.92%
Non-residential real estate	1,880	39.98%	14.51%
Commercial	227	4.83%	6.98%
Construction (1)	-	0.00%	0.38%
Consumer	65	1.38%	4.02%
Total allowance for loan losses	$4,703	100.00%	100.00%

		2009
		(Dollars in Thousands)
One-to-four family	$2,059	58.58%	58.76%
Multi-family	55	1.57%	3.62%
Lines of credit (1)	-	-%	9.54%
Non-residential real estate	1,193	33.94%	14.33%
Commercial	120	3.41%	6.90%
Construction (1)	-	-%	2.53%
Consumer	88	2.50%	4.32%
Total allowance for loan losses	$3,515	100.00%	100.00%

		2008
		(Dollars in Thousands)
One-to-four family	$504	31.40%	62.83%
Multi-family	47	2.93%	2.39%
Lines of credit (1)	-	-%	8.35%
Non-residential real estate	876	54.58%	14.11%
Commercial	29	1.81%	2.75%
Construction (1)	-	-%	3.24%
Consumer	149	9.28%	6.33%
Total allowance for loan losses	$1,605	100.00%	100.00%

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

Total allowance for loan losses decreased $1.3 million to $3.4 million at December 31, 2012 from $4.7 million at December 31, 2011. The decrease in the allowances for loan losses was primarily due to the decrease of specific reserves on impaired loans which decreased $2.1 million. Impaired loans were $5.6 million with a valuation allowance of $178,000 at December 31, 2012, as compared to $10.3 million of impaired loans with a valuation allowance of $2.3 million at December 31, 2011. Offsetting this decrease was an increase of $0.8 million in the general portion of the reserve. The increase in the general portion was caused by the charge-off volume causing the historical loss percentage to increase in many categories but especially in the one to four family category. There was also an overall increase in the qualitative factors which increased the historical loss factors applied as well. During 2012, management continued to aggressively address several nonperforming loans either by restructuring the loans or by writing down the balances to a level that reflects the significant declines in the market value of the underlying collateral, both of which resulted in a continued elevated level of charge-offs over prior years. The charge-offs in 2012 were primarily in the one-to-four family real estate segment, which also impacted the allowance for that segment as the historical percentage increased. Management increased the qualitative factors for the one-to-four family, purchased auto, non-residential, and commercial segments. The local economies deteriorated in 2012 and the value of underlying collateral continued to decline. As a result, management increased the qualitative factors in these segments as borrowers continued to struggle on an overall basis as the local economies struggled with higher unemployment and increased gas prices. For the purchased auto segment, management increased the qualitative factors slightly as the size of this portfolio increased.

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

At December 31, 2012, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years and residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of investment performance. Our President is the designated investment officer and the CFO and the President are responsible for the daily investment activities and are authorized to make investment decisions consistent with our investment policy. The Investment Committee, consisting of five external Board of Director members, meets regularly with the President and CFO to review and determine investment strategies and transactions.

The following table sets forth the carrying value of our investment portfolio at the dates indicated.
	December 31,
	2012		2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Available-for-sale
US agency securities	$-	$-	$3,031	$3,031	$5,569	$5,569
State and municipal securities	7,121	7,121	3,706	3,706	-	-
Residential mortgage-backed securities	21,743	21,743	26,270	26,270	26,894	26,894
Total available-for-sale	$28,864	$28,864	$33,007	$33,007	$32,463	$32,463

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2012
	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Available-for-sale securities:

State and municipal securities	$-	-%	$-	-%	$2,711	4.63%	$4,410	5.15%	$7,121	4.95%

Residential mortgage-backed securities	-	-%	19,437	2.58%	1,604	2.53%	702	1.89%	21,743	2.55%

Total securities available-for-sale	$-	-%	$19,437	2.58%	$4,315	3.85%	$5,112	4.70%	$28,864	3.15%

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

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	2012		December 31, 2011		2010
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$4,314	2.78%	$4,039	2.53%	$3,536	2.07%
Interest Bearing Checking	12,425	8.01%	12,124	7.58%	10,220	5.98%
Money Market accounts	20,666	13.33%	18,875	11.80%	21,875	12.80%
Passbook savings accounts	15,218	9.81%	13,595	8.50%	12,909	7.56%
Certificates of Deposit accounts	102,452	66.07%	111,315	69.59%	122,291	71.59%
Total deposit accounts	$155,075	100.00%	$159,948	100.00%	$170,831	100.00%

Certificate Accounts, by rate
Less than 1.00%	$35,118	34.28%	$32,522	29.22%	$11,406	9.33%
1.00% to 1.99%	24,781	24.19%	22,700	20.39%	47,696	39.00%
2.00% to 2.99%	32,124	31.35%	34,830	31.29%	39,335	32.17%
3.00% to 3.99%	9,571	9.34%	17,264	15.51%	19,019	15.55%
4.00% to 4.99%	858	0.84%	3,463	3.11%	3,973	3.25%
5.00% to 5.99%	-	-%	536	0.48%	862	0.70%
Total Certificate Accounts	$102,452	100.00%	$111,315	100.00%	$122,291	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2012		2011		2011
	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	-%	$3,882	-%	$3,539	-%	$3,300
Interest Bearing Checking	0.06%	12,493	0.11%	11,282	0.17%	10,164
Money Market accounts	0.29%	20,369	0.56%	20,544	0.72%	23,775
Passbook accounts	0.08%	15,026	0.10%	13,444	0.15%	12,017
Certificate of Deposit accounts	1.70%	107,805	2.03%	114,205	2.23%	128,244
Total	1.21%	$159,575	1.53%	$163,014	1.75%	$177,500

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Beginning of period	$159,948	$170,831	$176,009
Net deposits (withdrawals)	(6,916)	(13,267)	(8,368)
Interest credited on deposit accounts	2,043	2,384	3,190
End of period	$155,075	$159,948	$170,831
Percent change	(3.05)%	(6.37)%	(2.94)%

The following table indicates the amount of certificates of deposit as of December 31, 2012, by time remaining until maturity.

	Three Months Or Less	Over Three To Six Months	Over Six To Twelve Months	Over Twelve Months	Total
	(In Thousands)
Less than $100,000	$9,179	$9,457	$20,160	$21,857	$60,653
$100,000 to $250,000	2,619	5,409	11,634	13,062	32,724
Over $250,000	266	1,048	2,232	5,529	9,075
Total	$12,064	$15,914	$34,026	$40,448	$102,452

			Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Total
			(In Thousands)
Less than 1.00%			$22,745	$8,754	$2,162	$1,457	$-	$35,118
1.00%	to	1.99%	14,102	3,709	556	1,589	4,825	24,781
2.00%	to	2.99%	18,277	8,996	4,246	605	-	32,124
3.00%	to	3.99%	6,022	1,709	1,840	-	-	9,571
4.00%	to	4.99%	858	-	-	-	-	858
5.00%	to	5.99%	-	-	-	-	-	-
Total			$62,004	$23,168	$8,804	$3,651	$4,825	$102,452

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were no Federal Home Loan Bank advances outstanding at December 31, 2012. At December 31, 2012, we had the ability to borrow $53.0 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2012, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

Personnel

At December 31, 2012, we had 19 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only subsidiary is Ottawa Savings Bank.

REGULATION AND SUPERVISION

General

Ottawa Savings Bank as an insured federal savings bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits. Ottawa Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation. Ottawa Savings Bank must file reports with the OCC and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ottawa Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC (see page 22) for discussion of the mutual holding company) and Ottawa Savings Bank and their operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation and supervision of financial institutions, including the Bank. Under the Dodd-Frank Act, the Office Thrift Supervision (“OTS”) was eliminated and responsibility for the supervision and regulation of federal savings associations was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. At the same time, the responsibility for supervising and regulating the savings and loan holding companies like Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC was transferred to the Federal Reserve Board. In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau which assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of $10.0 billion or less in assets will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for Ottawa Savings Bank, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC.

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

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2012, the Bank met each of its capital requirements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Ottawa Savings Bancorp, Inc. and Ottawa Savings Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less and phased out over a period of 10 years ending in 2022. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

 In addition to the increase in capital requirements set forth in the Dodd-Frank Act, federal banking agencies have the authority to impose higher capital requirements on an individual bank basis. These requirements may be greater than those set forth in the Dodd-Frank Act or that would qualify a bank as being “well capitalized” under the FDIC’s prompt corrective action regulations.

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

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations.  As of December 31, 2012, Ottawa Savings Bank maintained 90.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Ottawa Savings Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions and 10% stockholders (“insiders”), as well as entities such persons control, must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.. The law restricts both the individual and aggregate amount of loans Ottawa Savings Bank may make to insiders based, in part, on Ottawa Savings Bank’s capital position and requires certain board approval procedures to be followed. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Additional restrictions apply to loans to executive officers.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases subject to adjustments for inflaton. The Federal Deposit Insurance Corporation (“FDIC”) has authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the OCC to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings bank’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report or call report, its financial condition and the complexity of its portfolio. The OCC assessments paid by Ottawa Savings Bank for the year ended December 31, 2012 was approximately $99,000.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2012 averaged 0.67 basis points of assessable deposits.

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

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). The amounts are adjusted annually and, for 2012, the regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank had an investment in Federal Home Loan Bank of Chicago stock at December 31, 2012 of $1.1 million.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2008. Ottawa Savings Bank’s maximum federal income tax rate was 35% for both the 2012 and 2011 tax year.

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

State Taxation

Ottawa Savings Bancorp, Inc. is subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 7.0% and 2.5%, respectively, for fiscal year 2012. These amounts remained unchanged from 2011 levels. These taxes are imposed on our federal taxable income, with certain adjustments.

ITEM 1A. RISK FACTORS

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2012, our allowance for loan losses as a percentage of total gross loans was 2.69% and as a percentage of total non-performing loans was approximately 53.46%. Because of the concentration of one-to-four family, non-residential and commercial loans in our loan portfolio, the movement of a small number of loans to non-performing status can have a significant impact on this ratio. Although management believes that the allowance for loan losses as of December 31, 2012 was adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions worsen beyond what management currently expects. Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations. For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Financial Condition at December 31, 2012 and December 31, 2011-- Provision for Loan Losses.”

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

FDIC deposit insurance premiums might increase, which will adversely affect our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. During 2011, the FDIC modified its calculation for assessing premiums and shifted the responsibility for shoring up the shortfall in the DIF. The decrease in the base assessment rate that occurred in 2011 has decreased our deposit insurance costs from 2011 levels and positively impacted our earnings. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.1 million. At the end of 2012, our remaining balance was $164,000. Any increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Short-term market interest rates (which we use as a guide to price our deposits) have decreased to historically low levels, and longer-term market interest rates (which we use as a guide to price our longer-term loans) have also decreased to historically low levels. This change in the market yield curve has had a positive impact on our cost of funds. For the year ended December 31, 2012, our interest rate spread was 3.36% compared to 3.43% for the year ended December 31, 2011 due to the pressure on yields in our loan and investment portfolios. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Over the last year however, the U.S. Federal Reserve has maintained its target for the federal funds rate at .25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to re-deploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2012, we held approximately 6.3% of all bank and thrift deposits in LaSalle County, which was the 6th largest market share of deposits out of 24 financial institutions (excluding credit unions) in LaSalle County. Notwithstanding our market share, we face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

As of December 31, 2012, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle County in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.

If the value of real estate in LaSalle County, Illinois were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in LaSalle County, Illinois, a continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. The median home sale prices in LaSalle County have declined approximately 2.65% in the last 12 months after declining 20% since 2009. A further decline in property values would further diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, decreases in asset quality have required and may require further additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

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

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the OCC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations. See “Regulation and Supervision – Federal Banking Regulation – Capital Requirements” for a discussion of regulatory capital requirements.

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

There can be no assurance that enacted legislation or any proposed federal programs will stabilize the U.S. financial system and such legislation and programs may adversely affect us.

There has been much legislative and regulatory action in response to the financial crisis affecting the banking system and financial markets and threats to investment banks and other financial institutions.  There can be no assurance, however, as to the actual impact that the legislation and its implementing regulations or any other governmental program will have on the financial markets.  The failure of the actions by the legislators, the regulatory bodies or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common shares.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States.  Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin.   The resultant changes in interest rates can also materially decrease the value of certain financial assets we hold, such as debt securities.  Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.  Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact these changes on our activities and results of operations is difficult to predict.

The recent ratings downgrade of the United States Government may adversely affect us.

In July, 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade.   On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.   Instruments of this nature are key assets on the balance sheets of financial institutions, including the Company.   These downgrades could adversely affect the market values of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available.  We cannot predict if, when or how these changes to the credit ratings will affect economic conditions, the Company’s operations or our financial results.  These ratings downgrades could result in a significant adverse impact to us, and could exacerbate the other risks to which we are subject, including those described above.

We may be subject to more stringent capital requirements.

As discussed previously, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies.   In addition, the “Basel III” standards recently announced by the Basel Committee on Banking Supervision (the ‘Basel Committee’), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity rations.  The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital, increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%, increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increase the minimum total capital ratio to 10.5% inclusive of the capital buffer and introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth.   Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

The new Basel III capital standards will be phased in from January 1, 2013 until January, 2019 and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to financial institutions of our size.  Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to restrict growth or raise capital, including in ways that may adversely affect our results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to this facility at December 31, 2012.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2012	Square Footage	Owned/ Leased	Date of Lease Expiration
925 LaSalle Street, Ottawa, IL 61350	1958	$6,484,000	21,000	Owned	N/A

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2012, the Company had 352 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2012 and 2011. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2012			2011
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$5.75	$3.11	$-	$8.79	$5.25	$0.05
Second quarter	$12.00	$4.25	$-	$8.25	$5.55	$0.05
Third quarter	$8.85	$4.75	$-	$7.84	$4.10	$-
Fourth quarter	$7.85	$5.31	$-	$5.50	$3.02	$-

Dividend Policy

The Company paid no cash dividends during 2012 and $0.10 per share during 2011. On August 18, 2011, the Company announced that the Board of Directors voted to suspend the equity cash dividend on the Company’s common stock in an effort to conserve capital, and that the board intended to reevaluate the payment of a quarterly dividend on a quarter-by-quarter basis. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any future cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state income tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank and ability of the MHC to waive the receipt of dividends paid by the Company to its shareholders.  Federal and state law imposes certain limitations on dividends by savings banks and the waiver of receipt of dividends by mutual holding companies.  See “Item 1.Business.” and “Item 1A. Risk Factors.”

Issuer Purchases

There were no shares purchased by the Company during 2012.

ITEM 6.  SELECTED FINANCIAL DATA

          The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-2.

	At December 31,
	2012	2011	2010
	(In Thousands, except per share data)

Financial Condition Data:
Total Assets	$179,046	$182,950	$195,127
Loans, net (1)	121,995	127,972	135,351
Securities available for sale	28,864	33,007	32,463
Deposits	155,075	159,948	170,831
Stockholders' Equity	21,046	20,413	21,687
Book Value per common share	$9.94	$9.64	$10.23

(1)	Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.

	Years Ended December 31,
	2012	2011	2010
	(In Thousands, except per share data)
Operations Data:
Total interest and dividend income	$7,919	$8,567	$9,793
Total interest expense	2,170	2,570	3,432
Net interest income	5,750	5,997	6,361
Provision for loan losses	1,912	5,180	3,309
Other income	642	758	430
Other expense	3,536	3,770	4,343
Income tax expense (benefit)	270	(921)	(354)
Net income (loss)	$674	$(1,274)	$(507)
Basic earnings (loss) per share	$0.33	$(0.62)	$(0.25)
Diluted earnings (loss) per share	$0.32	$(0.62)	$(0.25)

	At or for the Years Ended December 31,
	2012	2011		2010
Performance Ratios:
Income (loss) return on average assets	0.37%	(0.68	) %	(0.25	) %
Income (loss) return on average stockholders' equity	3.23	(5.97)		(2.26)
Average stockholders' equity to average assets	11.39	11.45		11.10
Stockholders' equity to total assets at end of period	11.75	11.16		11.11
Net interest rate spread (1)	3.36	3.43		3.31
Net interest margin (2)	3.45	3.53		3.43
Average interest-earning assets to average interest-bearing liabilities	107.01	106.61		106.54
Other expense to average assets	1.93	2.02		2.18
Efficiency ratio (3)	55.31	55.81		63.95
Dividend payout ratio	-	(0.16)		(0.81)
Regulatory Capital Ratios:
Tangible capital (to average assets)	10.30	9.38		9.57
Tier 1 core capital (to average assets)	10.30	9.38		9.57
Total risk-based capital (to risk-weighted assets)	18.19	16.76		17.17
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	2.52	3.79		1.45
Allowance for loan losses to gross loans outstanding	2.69	3.57		3.35
Non-performing loans to gross loans	5.04	6.53		3.77
Non-performing assets to total assets (4)	4.26	5.04		3.40
Other Data:
Number of full-service offices	1	1		1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)	Non-performing assets consist of non-performing loans and foreclosed real estate. Non-performing loans consist of all loans 90 days or morepast due and all loans no longer accruing interest.

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

Per accounting guidance, the Company reviewed its deferred tax assets at December 31, 2012 and determined that no valuation allowance was necessary. Despite the current year net operating loss and challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

The Company's total assets decreased $3.9 million, or 2.1%, to $179.0 million at December 31, 2012, from $182.9 million at December 31, 2011 due primarily to a decrease in loans caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure and a decline in the investment portfolio due to pay-downs and calls. Specifically, the decrease is the result of a decrease in loans of $6.0 million, a $4.1 million decrease in securities available for sale, a decrease of $0.5 million in deferred tax assets, a decrease of $1.2 million in non-marketable equity securities, a decrease in income tax refunds receivable of $0.6 million, a decrease to prepaid FDIC insurance premiums of $0.2 million, and a decrease in premises and equipment of $0.2 million due to depreciation. The decreases were partially offset by an increase of $7.8 million in cash and cash equivalents and a $0.8 million increase in foreclosed real estate.

Cash and cash equivalents increased $7.8 million, or 266.3%, to $10.8 million at December 31, 2012 from $2.9 million at December 31, 2011 primarily as a result of cash provided by investing and operating activities exceeding cash used in financing activities.

Securities available for sale decreased $4.1 million, or 12.6%, to $28.9 million at December 31, 2012 from $33.0 million at December 31, 2011. The decrease was primarily the result of $12.1 million in sales, calls, maturities and pay-downs offset by purchases of $8.4 million.

Loans, net of the allowance for loan losses, decreased $6.0 million, or 4.7%, to $122.0 million at December 31, 2012, from $128.0 million at December 31, 2011. The decrease in loans, net of the allowance for loan losses, was primarily due to normal attrition and pay-downs and principal reductions exceeding the level of originations in 2012. The Company is focusing its lending efforts on customers based primarily in its local market. Additionally, in this low rate environment our customers have been aggressively accelerating principal payments. Loan demand for 2012 increased slightly from 2011 levels, but remains low, as difficult economic conditions continue to impact our local market.

Foreclosed real estate increased $0.8 million, or 139.3%, to $1.3 million at December 31, 2012, from $0.5 million at December 31, 2011. The increase was primarily due to the level of real estate acquired through loan foreclosures, which has increased due to the continued stress the economic environment has placed on the Company’s customers.

Deferred tax assets decreased $0.5 million, or 16.6%, to $2.2 million at December 31, 2012, from $2.7 million at December 31, 2011. The decrease was due to the reduced level of allowance for loan loss provision recorded during 2012 of $1.9 million as compared to the $5.2 million recorded during 2011, as well as the level of charge-offs which lowered the allowance balance. The decreases were slightly offset by increases in deferred tax assets related to employee benefit plans, net operating loss carry forwards and other deferred tax asset items.

Income tax refunds receivable decreased $0.6 million, or 77.4%, to $0.2 million at December 31, 2012, from $0.7 million at December 31, 2011. The decrease was primarily due to receipt of the refund of taxes as a result of the 2011 net operating loss being carried back to 2009, offset by an increase to the receivable for taxes to be refunded due to a 2012 net operating loss carry back.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions remained unchanged at $1.4 million at December 31, 2012 and 2011, respectively.

Total deposits decreased $4.9 million, or 3.0%, to $155.1 million at December 31, 2012, from $159.9 million at December 31, 2011. The decrease is primarily due to decreases in certificates of deposit which declined $8.9 million. Checking accounts and passbook savings increased $2.2 million and money market accounts increased $1.8 million from December 31, 2011 to December 31, 2012 due primarily to customers moving funds into non-term products as they wait for a better rate environment.

Other liabilities increased $0.2 million, or 8.4%, to $2.7 million at December 31, 2012, from $2.5 million at December 31, 2011. The increase was primarily due to increases in the accrued SERP and deferred director compensation payables totaling $0.1 million, and an accrued employee incentive payable of $0.1 million at December 31, 2012.

Equity increased $0.6 million, or 3.1%, to $21.0 million at December 31, 2012, from $20.4 million at December 31, 2011. The increase in equity is primarily related to the net income for the year ended December 31, 2012 of approximately $0.7 million.

Comparison of Results of Operations for the Years Ended December 31, 2012 and December 31, 2011

General. Net income for the year ended December 31, 2012 was $0.7 million compared to a net loss of $1.3 million for the year ended December 31, 2011.
Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$7,028	$7,503	$(475)	(6.33	) %
Securities:
Mortgage-backed and related securities	633	904	(271)	(29.98)
U.S. agency securities	38	84	(46)	(54.76)
State and municipal securities	211	70	141	201.43
Non-marketable equity securities	5	3	2	66.67
Interest-bearing deposits	4	3	1	33.33
Total interest and dividend income	7,919	8,567	(648)	(7.56)
Interest expense:
Deposits	2,170	2,570	(400)	(15.56)
Borrowings	-	-	-	-
Total interest expense	2,170	2,570	(400)	(15.56)
Net interest income	$5,749	$5,997	$(248)	(4.14	) %

Net interest income decreased $0.2 million, or 4.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Interest and dividend income decreased due to the yield on interest earning assets decreasing from 5.04% to 4.75% and average interest earning assets declining by $3.4 million. The decline in the loan portfolio contributed to a significant portion of the change in average interest earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during 2012. This decline in interest income was more than offset by a $0.4 million or 15.6% reduction in interest expense. The cost of funds declined 22 basis points or 15.6% in 2012 due to the low rate environment. Additionally, the average balance of interest bearing liabilities declined by $3.8 million or 2.4%.

Provision for Loan Losses. Management recorded a loss provision of $1.9 million for the year ended December 31, 2012, compared to $5.2 million for the year ended December 31, 2011. The loss provision decrease for the year ended December 31, 2012 was reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses. As of December 31, 2012 there were 23 impaired loans totaling $5.6 million for 18 borrowers as compared to 73 impaired loans totaling $10.3 million for 36 borrowers evaluated in 2011. Based on a review of the loans that were in the loan portfolio at December 31, 2012, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other income:
Gain (loss) on sale of securities	$14	$276	$(262)	(94.93	) %
Gain on sale of loans	109	9	100	1,111.11
Gain (loss) on sale of OREO	87	16	71	443.75
Origination of mortgage servicing rights, net of amortization	(1)	(29)	28	(96.55)
Customer service fees	290	297	(7)	(2.36)
Income on bank owned life insurance	30	33	(3)	(9.09)
Other	113	155	(42)	(27.10)
Total other income	$642	$757	$(115)	(15.19	) %

The decrease in other income was primarily due to the gain on sale of securities which occurred in 2011. During 2012, there were minimal security sales. These decreases were offset by increases in the gain on sale of OREO, as the properties sold with gains exceeded those with losses, and the gain on sale of loans.

Other Expenses. The following table summarizes other expenses for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,502	$1,544	$(42)	(2.72	) %
Directors fees	87	84	3	3.57
Occupancy	448	486	(38)	(7.82)
Deposit insurance premium	242	274	(32)	(11.68)
Legal and professional services	220	236	(16)	(6.78)
Data processing	320	304	16	5.26
Valuation adjustments and expenses on foreclosed real estate	152	224	(72)	(32.14)
Loss on sale of repossessed assets	19	14	5	35.71
Loss on consumer loans	41	82	(41)	(50.00)
Other	505	522	(17)	(3.26)
Total other expenses	$3,536	$3,770	$(234)	(6.21	) %

Efficiency ratio (1)	55.31%	55.81%
(1) Computed as other expenses divided by the sum of net interest income and other income.

Total other expenses declined in 2012 by $0.2 million, or 6.2% due primarily to salaries and employee benefits being lower, deposit insurance premiums being lower, costs to carry foreclosed real estate were lower, expenses on loss on consumer loans which were related to some fraudulent auto loans purchased from a third-party institution were lower, and legal fees and occupancy were slightly lower. Offsetting these lower expenses were higher data processing costs, increased losses on the sale of repossessed assets, and an increase in directors fees due to the addition of one new director in 2012. Salary and employee benefits are lower primarily due to having fewer employees and the mix of lower earning employees being higher than in prior years. The deposit insurance premiums are lower due to our balances being lower than in the prior year and the assessment rates being lower due to a change in how the FDIC assesses the premiums.

Income Taxes. The Company recorded an income tax expense of $0.3 million for the year ended December 31, 2012, compared to an income tax benefit of $0.9 million for the same period in 2011. The effective tax rates for the years ended December 31, 2012 and 2011 were 28.61% and (41.96%), respectively.

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

	Year Ended December 31,
	2012			2011			2010
	(Dollars in Thousands)
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
ASSETS
Interest-earning assets
Securities, net (1)	$32,457	$882	2.72%	$32,807	$1,058	3.22%	$32,831	$1,221	3.72%
Loans receivable, net (2)	125,478	7,028	5.60%	130,283	7,503	5.76%	141,800	8,563	6.04%
Non-marketable equity securities	1,689	5	0.30%	2,535	3	0.12%	2,535	1	0.04%
Other investments	6,977	4	0.06%	4,394	3	0.07%	8,429	8	0.09%
Total interest-earning assets	166,601	$7,919	4.75%	170,019	$8,567	5.04%	185,595	$9,793	5.28%
Non-interest-earning assets	16,577			16,512			16,647
TOTAL ASSETS	$183,178			$186,531			$202,242

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$20,369	$85	0.42%	$20,544	$129	0.63%	$23,775	$291	1.22%
Passbook savings accounts	15,026	20	0.13%	13,444	16	0.12%	12,017	32	0.27%
Certificates of Deposit accounts	107,805	2,055	1.91%	114,205	2,410	2.11%	128,244	3,079	2.40%
Checking accounts	12,493	10	0.08%	11,282	15	0.13%	10,164	30	0.30%
Total interest-bearing liabilities	155,693	2,170	1.39%	159,475	2,570	1.61%	174,200	3,432	1.97%
Non-interest-bearing liabilities	6,612			5,699			5,599
TOTAL LIABILITIES	162,305			165,174			179,799
EQUITY	20,873			21,357			22,443
TOTAL LIABILITIES AND EQUITY	$183,178			$186,531			$202,242
NET INTEREST INCOME		$5,749			$5,997			$6,361
NET INTEREST RATE SPREAD (3)			3.36%			3.43%			3.31%
NET INTEREST MARGIN (4)			3.45%			3.53%			3.43%
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO AVERAGE
INTEREST-BEARING LIABILITIES			107.01%			106.61%			106.54%

(1)	Includes unamortized discounts and premiums.
(2)
Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $189,000, $301,000, and $240,000 for 2012, 2011, and 2010, respectively.

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

	Year Ended December 31,
	2012 COMPARED TO 2011 INCREASE (DECREASE) DUE TO			2011 COMPARED TO 2010 INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$(10)	$(166)	$(176)	$(1)	$(162)	$(163)
Loans receivable, net	(269)	(206)	(475)	(663)	(397)	(1,060)
Non-marketable equity securities	(3)	5	2	-	2	2
Other investments	2	(1)	1	(3)	(2)	(5)
Total interest-earning assets	$(280)	$(368)	$(648)	$(667)	$(559)	$(1,226)

Interest expense on
Money Market accounts	$(1)	$(43)	$(44)	$(20)	$(142)	$(162)
Passbook savings accounts	2	2	4	2	(18)	(16)
Certificates of Deposit accounts	(122)	(233)	(355)	(296)	(373)	(669)
Checking accounts	1	(6)	(5)	1	(16)	(15)
Total interest-bearing liabilities	(120)	(280)	(400)	(313)	(549)	(862)
Change in net interest income	$(160)	$(88)	$(248)	$(354)	$(10)	$(364)

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

For additional information on our risk management strategy, see the sections entitled, “Item 1. Business – Delinquent Loans,” “Item 1. Business – Nonperforming  Assets,” “Item 1. Business Ratios,” and “Item 1. Business - Allowance for Loan Losses.”

Net Portfolio Value. The net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. For periods subsequent to December 31, 2011, institutions are responsible for valuing their own portfolios, or arranging to obtain the required information from a third-party provider. The model utilized by the Company’s third-party provider utilizes a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases by 100 to 300 basis points, or decreases by 100 basis points instantaneously.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, as of the periods indicated, net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

	Year Ended December 31, 2012
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$12,481	$(12,341)	-43.64%	7.73%	(467)
+200	15,529	(9,293)	-29.88%	9.30%	(310)
+100	18,787	(6,035)	-15.17%	10.88%	(152)
0	22,147	-	-	12.40%	-
-100	24,822	2,675	12.00%	13.56%	116

	Year Ended December 31, 2011
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$12,671	$(5,870)	-31.66%	7.66%	(264)
+200	15,290	(3,251)	-17.53%	8.95%	(135)
+100	17,520	(1,021)	-5.51%	9.97%	(33)
0	18,541	-	-	10.30%	-
-100	20,594	2,053	11.07%	11.18%	88

The table above indicates that at December 31, 2012, in the event of a 100 basis point increase in interest rates, we would experience a decrease of approximately 15.2% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 29.9% in net portfolio value.  For a 300 basis point increase in interest rates, we would experience a decrease value of approximately 43.6% in net portfolio value.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 5.7% for the year ended December 31, 2012 compared to 6.1% for the year ended December 31, 2011. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination and purchase of one-to-four family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2012 and 2011, our loan originations totaled $17.9 million and $13.1 million, respectively. For the years ended December 31, 2012 and 2011, we purchased loans totaling $5.8 million and $3.1 million, respectively.  For the years ended December 31, 2012 and 2011, we received $8.4 million and $0.6 million, respectively, from the sale of loans, resulting in gains of $109,000 and $9,000, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $12.1 million and $13.4 million for the years ended December 31, 2012 and 2011 respectively. We purchased $8.4 million and $14.2 million in securities for the years ended December 31, 2012 and 2011, respectively.  For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits decreased $4.9 million for the year ended December 31, 2012 and decreased $10.9 million for the year ended December 31, 2011.  For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business-Deposit Activities and Other Sources of Funds.”

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances and with Bankers Bank of Wisconsin to purchase Federal Funds. As a member of the FHLBC, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met.  We had an available borrowing limit of $53.0 million and $46.9 million from the FHLBC as of December 31, 2012 and 2011, respectively.  In addition, as of December 31, 2012, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were no Federal Home Loan Bank advances and no Federal Funds purchased outstanding at December 31, 2012 and 2011.

At December 31, 2012 we had outstanding commitments to originate loans of $6.6 million, unfunded commitments under lines of credit of $8.3 million, unfunded commitments on construction loans of $56,000, and no unfunded standby letters of credit.  At December 31, 2012, certificates of deposit scheduled to mature in less than one year totaled $62.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from Ottawa Savings Bank.  The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board, but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.   At December 31, 2012, the Company had liquid assets of $296,000.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect in its financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU No. 2011-04 were to be applied prospectively. The guidance publishes convergence standards on fair value measurement and disclosures. The effective date for adoption was for interim and annual periods beginning after December 15, 2011 and was adopted by the Company effective January 1, 2012. The adoption of ASU No. 2011-04 expanded existing disclosure requirements but did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU No. 2011-05 was to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminated the option of presenting components of comprehensive income as a part of the statement of changes in stockholder’s equity. They must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The effective date for adoption was for interim and annual periods beginning after December 15, 2011 and was adopted by the Company effective January 1, 2012. The adoption of ASU No. 2011-05 changed the presentation of other comprehensive income in the financial statements, but did not have an impact on the Company's financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The Update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05.  The Update was effective for the Company January 1, 2012, and did not have a material impact on the Company’s financial position or results of operations.  All other requirements of ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 changed the presentation of other comprehensive income in the financial statements, but did not have an impact on the Company's financial position, results of operations or cash flows.

In February, 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The Update improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.   For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.   The effective date for adoption is for interim and annual periods beginning after December 15, 2012.  The adoption of ASU No. 2013-02 is expected to change the presentation of other comprehensive income in the financial statements, but is not otherwise expected to have an impact on the Company’s financial position, results of operation or cash flows.

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

The information required by this Item 8 is contained on pages F-2 through F-47 of this Form 10-K.

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

(c)	Changes to Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2013 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Securities Authorized for Issuance under Equity Compensation Plans.
	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in column a) (c)
Equity Compensation Plans Approved by Stockholders	92,667	10.46	16,353
Equity Compensation Plans not Approved by Stockholders	-	-	-
Total	92,667	10.46	16,353

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description of Exhibits

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

Exhibit No.	Description of Exhibits

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

10.1
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

11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Company’s 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2007)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company’s 2005 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2006)

23.1	Consent of McGladrey LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0
The following materials from the Ottawa Savings Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ottawa Savings Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY LLP
Chicago, Illinois
March 28, 2013

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
Assets
Cash and due from banks	$1,439,637	$1,664,957
Interest bearing deposits	9,348,352	1,280,508
Total cash and cash equivalents	10,787,989	2,945,465
Federal funds sold	1,666,000	1,627,000
Securities held to maturity (fair value of $13 and $16 at December 31, 2012 and 2011, respectively)	12	15
Securities available for sale	28,863,603	33,006,945
Non-marketable equity securities	1,334,436	2,534,952
Loans, net of allowance for loan losses of $3,381,441 and $4,747,412 at December 31, 2012 and 2011, respectively	121,994,851	127,971,762
Loans held for sale	171,095	-
Premises and equipment, net	6,629,794	6,801,376
Accrued interest receivable	696,638	691,367
Foreclosed real estate	1,297,214	542,160
Deferred tax assets	2,243,663	2,690,622
Cash value of life insurance	1,587,436	1,557,106
Prepaid FDIC premiums	163,999	394,797
Income tax refunds receivable	166,590	738,658
Other assets	1,442,841	1,447,980
Total assets	$179,046,161	$182,950,205
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$4,313,635	$4,038,837
Interest bearing	150,761,010	155,909,613
Total deposits	155,074,645	159,948,450
Accrued interest payable	806	1,908
Other liabilities	2,686,620	2,477,372
Total liabilities	157,762,071	162,427,730
Commitments and contingencies (Note 14)
Redeemable common stock held by ESOP plan	237,712	109,818
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,705,547	8,715,905
Retained earnings	13,689,967	13,015,777
Unallocated ESOP shares	(356,132)	(407,008)
Unearned management recognition plan shares	(33,977)	(41,119)
Accumulated other comprehensive income	468,554	428,789
	22,496,208	21,734,593
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(237,712)	(109,818)
Total stockholders' equity	21,046,378	20,412,657
Total liabilities and stockholders' equity	$179,046,161	$182,950,205

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Operations
Years Ended December 31, 2012 and 2011

	2012	2011
Interest and dividend income:
Interest and fees on loans	$7,028,299	$7,503,210
Securities:
Residential mortgage-backed and related securities	633,118	903,674
U.S. agency securities	38,297	84,166
State and municipal securities	210,311	69,472
Dividends on non-marketable equity securities	5,418	2,914
Interest-bearing deposits	3,792	3,495
Total interest and dividend income	7,919,235	8,566,931
Interest expense:
Deposits	2,169,642	2,569,586
Borrowings	1	272
Total interest expense	2,169,643	2,569,858
Net interest income	5,749,592	5,997,073
Provision for loan losses	1,912,000	5,180,040
Net interest income after provision for loan losses	3,837,592	817,033
Other income:
Gain on sale of securities	13,948	276,474
Gain on sale of loans	109,059	9,345
Gain on sale of OREO	86,984	15,802
Origination of mortgage servicing rights, net of amortization	(1,307)	(29,184)
Customer service fees	289,815	297,055
Income on bank owned life insurance	30,330	33,416
Other	113,532	154,614
Total other income	642,361	757,522
Other expenses:
Salaries and employee benefits	1,501,839	1,543,652
Directors fees	87,150	84,000
Occupancy	447,804	485,945
Deposit insurance premium	241,514	274,362
Legal and professional services	219,985	236,274
Data processing	320,034	303,619
Valuation adjustments and expenses on foreclosed real estate	152,088	223,932
Loss on sale of repossessed assets	18,908	13,736
Loss on consumer loans	41,514	81,895
Other	504,725	522,302
Total other expenses	3,535,561	3,769,717
Income (loss) before income tax expense (benefit)	944,392	(2,195,162)
Income tax expense (benefit)	270,202	(921,204)
Net income (loss)	$674,190	$(1,273,958)
Basic earnings (loss) per share	$0.33	$(0.62)
Diluted earnings (loss) per share	$0.32	$(0.62)

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2012 and 2011

	2012	2011
Net income (loss)	$674,190	$(1,273,958)
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding gains arising during the period	74,198	114,235
Reclassification adjustment for (gains) included in net income	(13,948)	(276,474)
Other comprehensive income (loss), before tax	60,250	(162,239)
Income tax expense (benefit) related to items of other comprehensive income (loss)	20,485	(55,161)
Other comprehensive income (loss), net of tax	39,765	(107,078)
Comprehensive income (loss)	$713,955	$(1,381,036)

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2010	$22,249	$8,734,122	$14,374,230	$(457,884)	$(168,639)	$535,867	$(1,205,051)	$(148,292)	$21,686,602
Net loss	-	-	(1,273,958)	-	-	-	-	-	(1,273,958)
Other comprehensive loss	-	-	-	-	-	(107,078)	-	-	(107,078)
Allocation of 5,087 of ESOP shares	-	(21,694)	-	50,876	-	-	-	-	29,182
Reclassification adjustment for 5,235 MRP shares purchased at13.46 per share, granted at $4.25 per share	-	(48,214)	-	-	48,214	-	-	-	-
Compensation expense on MRP awards granted	-	-	-	-	79,306	-	-	-	79,306
Compensation expense on RRP options granted	-	51,691	-	-	-	-	-	-	51,691
Cash dividends paid, $0.10 per share	-	-	(84,495)	-	-	-	-	-	(84,495)
Purchase of 1,694 treasury shares	-	-	-	-	-	-	(7,067)	-	(7,067)
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	38,474	38,474
Balance, December 31, 2011	22,249	8,715,905	13,015,777	(407,008)	(41,119)	428,789	(1,212,118)	(109,818)	20,412,657
Net income	-	-	674,190	-	-	-	-	-	674,190
Other comprehensive income	-	-	-	-	-	39,765	-	-	39,765
Allocation of 5,088 of ESOP shares	-	(21,291)	-	50,876	-	-	-	-	29,585
Compensation expense on MRP awards granted	-	-	-	-	7,142	-	-	-	7,142
Compensation expense on RRP options granted	-	10,933	-	-	-	-	-	-	10,933
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	(127,894)	(127,894)
Balance, December 31, 2012	$22,249	$8,705,547	$13,689,967	$(356,132)	$(33,977)	$468,554	$(1,212,118)	$(237,712)	$21,046,378

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$674,190	$(1,273,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	200,766	243,404
Provision for loan losses	1,912,000	5,180,040
Provision for deferred income taxes	426,474	(236,936)
Net amortization of premiums and discounts on securities	494,413	380,286
Gain on sale of securities	(13,948)	(276,474)
Origination of mortgage loans held for sale	(8,504,304)	(598,230)
Proceeds from sale of mortgage loans held for sale	8,442,268	607,575
Gain on sale of loans, net	(109,059)	(9,345)
Origination of mortgage servicing rights, net of amortization	1,307	29,184
Gain on sale of foreclosed real estate	(86,984)	(15,802)
Write down of foreclosed real estate	36,798	52,513
Loss on sale of repossessed assets	18,908	13,736
Loss on consumer loans	41,514	81,895
ESOP compensation expense	29,585	29,182
MRP compensation expense	7,142	79,306
Compensation expense on RRP options granted	10,933	51,691
Increase in cash surrender value of life insurance	(30,330)	(33,416)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	230,798	261,849
(Increase) decrease in accrued interest receivable	(5,271)	60,402
Increase in other assets	(27,450)	(190,404)
Decrease (increase) in income tax refunds receivable	572,068	(339,581)
Increase (decrease) in accrued interest payable and other liabilities	208,146	(64,693)
Net cash provided by operating activities	4,529,964	4,032,224
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(8,369,727)	(14,187,107)
Sales, maturities and paydowns	12,092,854	13,376,814
Securities held to maturity:
Paydowns	3	2
Net decrease in loans	1,957,242	1,669,673
Net (increase) decrease in federal funds sold	(39,000)	3,389,000
Proceeds from sale of foreclosed real estate	1,326,687	1,216,274
Proceeds from sale of repossessed assets	46,974	44,316
Purchase of premises and equipment	(29,184)	-
Sale of non-marketable equity securities	1,200,516	-
Net cash provided by investing activities	8,186,365	5,508,972
Cash Flows from Financing Activities
Net decrease in deposits	(4,873,805)	(10,883,004)
Cash dividends paid	-	(84,495)
Purchase of treasury stock	-	(7,067)
Net cash used in financing activities	(4,873,805)	(10,974,566)
Net increase (decrease) in cash and cash equivalents	7,842,524	(1,433,370)
Cash and cash equivalents:
Beginning	2,945,465	4,378,835
Ending	$10,787,989	$2,945,465

(Continued)

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2012 and 2011

	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$2,170,744	$2,619,428
Interest paid on borrowings	1	272
Income taxes paid, net of (refunds) received	(794,787)	(245,213)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	2,429,291	1,955,063
Other assets acquired in settlement of loans	34,600	69,656
Sale of foreclosed real estate through loan origination	397,736	1,577,185
Deferred gains on the sale of OREO properties	-	83,501
Increase (decrease) in ESOP put option liability	127,894	(38,474)

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

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank.  The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public.  As of December 31, 2012, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

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

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the fair value of securities available for sale, the determination of the allowance for loan losses, valuation of deferred income taxes, and the determination of the liability for postretirement benefits.

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

Debt securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. The difference between the fair value and amortized cost, adjusted for amortization of premium and accretion of discounts, computed by the interest method over their contractual maturity, results in an unrealized gain or loss. Unrealized gains or losses are reported as accumulated other comprehensive income (loss), net of the related deferred tax effect and are included as a component of stockholders' equity. Gains or losses from the sale of securities are determined using the specific identification method and are included in earnings.  Declines in the fair value of available for sale securities below their amortized cost basis that are deemed to be other than temporary are reflected in earnings as realized losses. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

To determine if an “other-than-temporary” impairment (OTTI) exists on an investment security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery.  If either of the conditions is met, the Company will recognize an “other-than-temporary” impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).

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

The following criteria, related to granting a concession, together or separately, create a troubled debt restructuring:

•	A modification of terms of a debt such as one or a combination of:
	•	The reduction of the stated interest rate to a rate lower than the current market rate for new debt with similar risk.
	•	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.
	•	The reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.
	•	The reduction of accrued interest.
	•	A transfer from the borrower to the Company of receivables from third parties, real estate, other assets, or an equity position in the borrower to fully or partially satisfy a loan.

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

The Company hires an independent firm to perform a loan review bi-annually to validate the risk ratings on commercial and non-residential loans. Additionally, the reviews include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy.  They also perform a documentation review on selected loans to determine if the credit is properly documented and closed in accordance with approval authorities and conditions.

Generally, the Company’s one-to-four family real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the Company to resell loans in the secondary market. The Company structures most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in the portfolio. The lending policy establishes minimum appraisal and other credit guidelines.  The Company also participates with the USDA Rural Development Company to offer loans to qualifying customers. Loans are granted up to 100% of appraised value and the USDA guarantees up to 80% of the loan. These loans require no down payment, but are subject to maximum income limitations.

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

For residential real estate loans, multi-family, consumer direct loans (e.g. installment, in-house auto, other consumer loans, etc.) and purchased auto loans, the allowance for estimated losses on loans consists of a specific and general component. The specific component is evaluated for only loans that are classified as impaired, which is based on current information and events if it is probable that the company will be unable to collect the scheduled payments according to the terms of the agreement.  Impairment on these is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.   For large groups of smaller balance homogenous loans that are under 90 days past due, they are collectively evaluated for impairment. To determine the general component, the Company applies quantitative factors based on historical charge-off experience in total for each segment.  Additionally, the historical loss factors are adjusted based on qualitative factors determined by the Company which impact each segment.

For residential real estate loans, multi-family real estate loans, consumer direct loans and purchased auto loans, loans are not risk ranked individually. They are only classified when the borrower is 90 days or more past due or if the borrower has another loan with the Company that is over 90 days past due and dependent upon the same collateral. Under such circumstances, all of the loans connected with the collateral are classified as substandard and these loans are evaluated for impairment.

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

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies (Continued)

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any.  A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The Company has no uncertain tax positions for which a liability has been recorded.  The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2008 and the years prior.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale net of the related tax effect.

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

	Years ended December 31,
	2012	2011
Net income (loss) available to common stockholders	$674,190	$(1,273,958)
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,119,501
Weighted average unallocated Employee Stock Ownership Plan shares	(38,349)	(43,432)
Weighted average unvested MRP shares	(8,632)	(10,015)
Basic weighted average shares outstanding	2,070,998	2,066,054
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares*	18,445	-
Weighted average RRP options outstanding *	-	-
Dilutive weighted average shares outstanding	2,089,443	2,066,054
Basic earnings (loss) per share	$0.33	$(0.62)
Diluted earnings (loss) per share	$0.32	$(0.62)

*The effect of share options for both 2012 and 2011 and the unrecognized compensation on MRP shares for 2011 were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU No. 2011-04 were to be applied prospectively. The guidance publishes convergence standards on fair value measurement and disclosures. The effective date for adoption was for interim and annual periods beginning after December 15, 2011 and was adopted by the Company effective January 1, 2012. The adoption of ASU No. 2011-04 expanded existing disclosure requirements but did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU No. 2011-05 was to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance eliminated the option of presenting components of comprehensive income as a part of the statement of changes in stockholder’s equity. They must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The effective date for adoption was for interim and annual periods beginning after December 15, 2011 and was adopted by the Company effective January 1, 2012. The adoption of ASU No. 2011-05 changed the presentation of other comprehensive income in the financial statements, but did not have an impact on the Company's financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. The Update was effective for the Company January 1, 2012, and did not have a material impact on the Company’s financial position or results of operations. All other requirements of ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 changed the presentation of other comprehensive income in the financial statements, but did not have an impact on the Company's financial position, results of operations or cash flows.

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies (Continued)

In February, 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The Update improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.   For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.   The effective date for adoption is for interim and annual periods beginning after December 15, 2012.  The adoption of ASU No. 2013-02 is expected to change the presentation of other comprehensive income in the financial statements, but is not otherwise expected to have an impact on the Company’s financial position, results of operation or cash flows.

Note 2.    Restrictions on Cash and Amounts Due from Banks

At December 31, 2012, the Bank was not required to maintain a minimum average balance on hand with the Federal Reserve Bank.  At December 31, 2011, the Bank was required to maintain a $250,000 reserve balance with the Federal Reserve Bank.

Note 3.    Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Held to Maturity
Residential mortgage-backed securities	$12	$1	$-	$13
Available for Sale
State and municipal securities	$6,789,496	$343,292	$12,266	$7,120,522
Residential mortgage-backed securities	21,364,176	478,917	100,012	21,743,081
	$28,153,672	$822,209	$112,278	$28,863,603
December 31, 2011:
Held to Maturity
Residential mortgage-backed securities	$15	$1	$-	$16
Available for Sale
U.S. agency securities	$3,003,911	$27,159	$-	$3,031,070
State and municipal securities	3,571,552	138,190	4,258	3,705,484
Residential mortgage-backed securities	25,781,801	575,916	87,326	26,270,391
	$32,357,264	$741,265	$91,584	$33,006,945

At December 31, 2012 and 2011, securities with a carrying value of approximately $300,000 and $650,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 3.    Investment Securities (Continued)

The amortized cost and fair value at December 31, 2012, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after three months through one year	$-	$-	$-	$-
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	2,590,336	2,710,471
Due after ten years	-	-	4,199,160	4,410,051
Residential mortgage-backed securities	12	13	21,364,176	21,743,081
	$12	$13	$28,153,672	$28,863,603

Proceeds from the sale of securities were $3,018,171 in 2012 and $4,131,633 in 2011.  There were $58,614 in gross realized gains in 2012 and $276,474 in 2011. There were $44,666 in gross realized losses in 2012 and none in 2011. The tax provision applicable to these net realized gains amounted to $4,742 and $94,001 in 2012 and 2011, respectively.

             Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Securities Available for Sale
State and municipal securities	$1,160,173	$12,266	$-	$-	$1,160,173	$12,266
Residential mortgage-backed securities	4,318,926	73,606	2,587,548	26,406	6,906,474	100,012
	$5,479,099	$85,872	$2,587,548	$26,406	$8,066,647	$112,278

December 31, 2011
Securities Available for Sale
State and municipal securities	$364,600	$4,258	$-	$-	$364,600	$4,258
Residential mortgage-backed securities	7,612,032	67,441	1,916,267	19,885	9,528,299	87,326
	$7,976,632	$71,699	$1,916,267	$19,885	$9,892,899	$91,584

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

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 3.    Investment Securities (Continued)

           At December 31, 2012, 9 securities had unrealized losses with aggregate depreciation of 1.37% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2012.

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

The guidance only relates to financial statement disclosures and does not affect the Company’s financial condition or results of operations. The following disclosures and the policy disclosures in Note 1 incorporate this guidance.

Loans

The components of loans, net of deferred loan costs (fees), are as follows:
	December 31,
	2012	2011
Mortgage loans:
One-to-four family residential loans	$83,018,756	$90,202,346
Multi-family residential loans	4,849,766	5,736,607
Total mortgage loans	87,868,522	95,938,953

Other loans:
Non-residential real estate loans	20,506,860	21,341,062
Commercial loans	8,648,191	9,557,632
Consumer direct	542,652	702,329
Purchased auto	7,810,067	5,179,198
Total other loans	37,507,770	36,780,221
Gross loans	125,376,292	132,719,174
Less: Allowance for loan losses	(3,381,441)	(4,747,412)
Loans, net	$121,994,851	$127,971,762

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2012	2011
Purchased auto	$5,846,908	$3,050,041

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 4.    Loans and Allowance for Credit Losses (Continued)

Net (charge-offs), segregated by class of loans, were as follows:
	Years Ended December 31,
	2012	2011
One-to-four family	$(2,302,726)	$(1,664,931)
Multi-family	(133,430)	(250,000)
Non-residential	(771,745)	(3,189,073)
Commercial	(52,573)	-
Consumer direct	(351)	(13,526)
Purchased auto	(17,146)	(18,460)
	$(3,277,971)	$(5,135,990)

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 4.    Loans and Allowance for Credit Losses (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011:

December 31, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412
Provision charged to income	1,246,717	(143,211)	637,975	117,132	(1,762)	55,149	1,912,000
Loans charged off	(2,351,742)	(133,430)	(771,745)	(52,573)	(531)	(26,351)	(3,336,372)
Recoveries of loans previously charged off	49,016	-	-	-	180	9,205	58,401
Balance at end of year	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441

Period-end amount allocated to:
Loans individually evaluated for impairment	$147,209	$-	$31,208	$-	$-	$-	$178,417
Loans collectively evaluated for impairment	1,910,127	161,901	980,911	75,130	1,465	73,490	3,203,024
Balance at end of year	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441

December 31, 2011	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$2,425,217	$106,059	$1,879,877	$226,859	$24,916	$40,434	$4,703,362
Provision charged to income	2,353,059	582,483	2,455,085	(216,288)	(7,812)	13,513	5,180,040
Loans charged off	(1,666,067)	(250,000)	(3,224,470)	-	(18,000)	(24,627)	(5,183,164)
Recoveries of loans previously charged off	1,136	-	35,397	-	4,474	6,167	47,174
Balance at end of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,959,808	$169,780	$206,242	$7,259	$726	$4,715	$2,348,530
Loans collectively evaluated for impairment	1,153,537	268,762	939,647	3,312	2,852	30,772	2,398,882
Balance at end of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 4     Loans and Allowance for Credit Losses (Continued)

The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011:

December 31, 2012	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,891,821	$-	$2,726,297	$-	$-	$-	$5,618,118
Loans collectively evaluated for impairment	80,126,935	4,849,766	17,780,563	8,648,191	542,652	7,810,067	119,758,174
Ending Balance	$83,018,756	$4,849,766	$20,506,860	$8,648,191	$542,652	$7,810,067	$125,376,292

December 31, 2011	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$7,862,205	$312,001	$2,087,822	$7,340	$25,989	$4,715	$10,300,072
Loans collectively evaluated for impairment	82,340,141	5,424,606	19,253,240	9,550,292	676,340	5,174,483	122,419,102
Ending Balance	$90,202,346	$5,736,607	$21,341,062	$9,557,632	$702,329	$5,179,198	$132,719,174

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of December 31, 2012 and 2011:

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,664,253	$820,150	$2,071,671	$2,891,821	$147,209	$6,141,106
Multi-family	-	-	-	-	-	104,209
Non-residential	6,596,593	683,589	2,042,708	2,726,297	31,208	1,814,361
Commercial	-	-	-	-	-	605
Consumer direct	-	-	-	-	-	12,057
Purchased auto	-	-	-	-	-	12,057
	$10,260,846	$1,503,739	$4,114,379	$5,618,118	$178,417	$8,084,395

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 4.    Loans and Allowance for Credit Losses (Continued)

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$8,385,861	$617,785	$7,244,420	$7,862,205	$1,959,808	$7,984,792
Multi-family	562,001	-	312,001	312,001	169,780	541,179
Non-residential	5,133,898	460,729	1,627,093	2,087,822	206,242	5,088,219
Commercial	7,340	-	7,340	7,340	7,259	77,466
Consumer direct	25,989	21,310	4,679	25,989	726	24,605
Purchased auto	4,715	-	4,715	4,715	4,715	1,795
	$14,119,804	$1,099,824	$9,200,248	$10,300,072	$2,348,530	$13,718,056

For the years ended December 31, 2012 and 2011, the Company recognized no accrued or cash basis interest income on impaired loans.

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

The impaired loans at December 31, 2012 include $3.1 million of loans whose terms have been modified in troubled debt restructurings compared to $4.1 million at December 31, 2011. The decrease in impaired loans whose terms have been modified in troubled debt restructurings is primarily the result of four loans totaling approximately $749,000 that were returned to accrual status because each of these loans performed in accordance with their restructured terms for more than six consecutive months and were at market rates at the time of restructuring. The balance of troubled debt restructurings was further decreased by four loans totaling approximately $1.4 million that were partially charged-off and the properties moved to OREO, two loans of approximately $235,000 were paid-off or charged-off and three loans had partial charge-offs totaling approximately $546,000. Of the remaining impaired loans there are $850,000 in which the interest rates were modified below market terms as part of troubled debt restructurings. The $2.2 million remaining includes two loans restructured during 2012 that are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being placed on accrual status.

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Credit Losses (Continued)

Loans classified as troubled debt restructuring during the years ended December 31, 2012 and 2011, segregated by class of loans, are shown in the table below.

	Year ended December 31, 2012			Year ended December 31, 2011
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	6	$633,198	$-	7	$1,123,932	$295,759
Multi-family	-	-	-	-	-	-
Non-residential	1	1,807,708	7,708	1	529,075	43,075
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	7	$2,440,906	$7,708	8	$1,653,007	$338,834

For the year ended December 31, 2012, five of the one-to-four family loan modifications were classified as TDRs due to modification of interest rates prior to the scheduled rate change date and one of the one-to-four family loan modifications was classified as a TDR due to a temporary rate reduction. The non-residential loan modification was classified as a TDR as part of a note restructuring which included a below market interest rate and a reduction of principal.

Loans identified as troubled debt restructurings during 2012 and 2011 which had payment defaults (i.e. 60 days or more past due following a modification), during the years ended December 31, 2012, and 2011, segregated by class of loans, are shown in the table below.

	Year ended December 31, 2012		Year ended December 31, 2011
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	-	$-	1	$118,717
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	-	$-	1	$118,717

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. As of December 31, 2012 there were no TDRs that had defaulted during 2012, and for the TDR that defaulted during 2011, there was approximately $10,600 of specific provision allocated to cover any potential impairment. Qualitative factors are updated quarterly for trends in economic and nonperforming factors.

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 4.   Loans and Allowance for Credit Losses (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of December 31, 2012 and 2011:
December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,067,190	$106,457
Multi-family	-	-
Non-residential	2,985,987	164,305
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$6,053,177	$270,762

December 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$6,755,279	$36,289
Multi-family	304,780	-
Non-residential	1,565,825	-
Commercial	7,259	-
Consumer direct	8,710	-
Purchased auto	4,715	-
	$8,646,568	$36,289

The following table presents the aging of the recorded investment in loans, by class of loans, as of December 31, 2012 and 2011:

December 31, 2012	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,322,111	$616,274	$1,621,408	$4,559,793	$78,458,963	$83,018,756
Multi-family	97,267	-	-	97,267	4,752,499	4,849,766
Non-residential	473,458	334,389	516,414	1,324,261	19,182,599	20,506,860
Commercial	23,601	-	-	23,601	8,624,590	8,648,191
Consumer direct	-	-	-	-	542,652	542,652
Purchased auto	6,422	19,257	-	25,679	7,784,388	7,810,067
	$2,922,859	$969,920	$2,137,822	$6,030,601	$119,345,691	$125,376,292

December 31, 2011	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,966,971	$849,057	$4,438,908	$8,254,936	$81,947,410	$90,202,346
Multi-family	506,619	-	304,780	811,399	4,925,208	5,736,607
Non-residential	174,549	56,739	708,826	940,114	20,400,948	21,341,062
Commercial	98,727	-	7,259	105,986	9,451,646	9,557,632
Consumer direct	3,786	-	480	4,266	698,063	702,329
Purchased auto	2,461	43,648	4,715	50,824	5,128,374	5,179,198
	$3,753,113	$949,444	$5,464,968	$10,167,525	$122,551,649	$132,719,174

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

For residential real estate, multi-family real estate, consumer direct and purchased auto loans, the Company’s credit quality indicator is performance determined by delinquency status.  Delinquency status is updated regularly by the Company’s loan system for residential real estate, multi-family real estate and consumer direct loans. The Company receives monthly reports on the delinquency status of the purchased auto loan portfolio from the servicing company.

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

•	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of December 31, 2012 and 2011, the risk category of loans by class is as follows:

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,925,077	$2,891,821	$-	$76,201,858
Multi-family	-	3,826	-	-	4,845,940
Non-residential	17,466,220	314,343	2,726,297	-	-
Commercial	8,486,147	162,044	-	-	-
Consumer direct	-	3,766	-	-	538,886
Purchased auto	-	-	-	-	7,810,067
Total	$25,952,367	$4,409,056	$5,618,118	$-	$89,396,751

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,620,210	$7,862,205	$-	$78,719,931
Multi-family	-	-	312,001	-	5,424,606
Non-residential	17,981,919	1,271,321	2,087,822	-	-
Commercial	9,550,292	-	7,340	-	-
Consumer direct	-	-	25,989	-	676,340
Purchased auto	-	-	4,715	-	5,174,483
Total	$27,532,211	$4,891,531	$10,300,072	$-	$89,995,360

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

Note 5.    Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $23,162,585 and $23,359,124 at December 31, 2012 and 2011, respectively.

Note 6.    Accrued Interest Receivable

Accrued interest receivable at December 31, 2012 and 2011, are summarized as follows:

	2012	2011
U.S. agency securities	$-	$17,791
State and municipal securities	90,567	59,285
Residential mortgage-backed securities	82,593	102,193
Loans	523,478	512,098
	$696,638	$691,367

Note 7.    Premises and Equipment

Premises and equipment at December 31, 2012 and 2011, are summarized as follows:

	2012	2011
Cost:
Land	$1,966,899	$1,966,899
Buildings	6,688,463	6,688,463
Furniture and equipment	1,534,560	1,505,376
	10,189,922	10,160,738
Less: Accumulated depreciation	3,560,128	3,359,362
	$6,629,794	$6,801,376

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 8.    Deposits

Deposits at December 31, 2012 and 2011 are summarized as follows:

	2012		2011
	Amount	Percent	Amount	Percent

Non-interest bearing checking	$4,313,635	2.78%	$4,038,837	2.53%

Interest bearing checking	12,425,307	8.01%	12,124,050	7.58%
Money market	20,666,315	13.33%	18,875,702	11.80%
Passbook savings	15,217,679	9.81%	13,594,731	8.50%
Certificates of deposit	102,451,709	66.07%	111,315,130	69.59%
Interest bearing	150,761,010	97.22%	155,909,613	97.47%
Total	$155,074,645	100.00%	$159,948,450	100.00%

    Interest expense on deposits for the years ended December 31, 2012 and 2011, is summarized as follows:

	December 31,
	2012	2011
Money market	$85,218	$129,043
Passbook savings	19,563	16,235
Certificates of deposit	2,054,420	2,409,233
Checking	10,441	15,075
	$2,169,642	$2,569,586

Deposits from directors, principal officers, and their immediate families at December 31, 2012 and 2011 were $1,529,230 and $1,259,828, respectively.

The aggregate amount of public deposits at December 31, 2012 and 2011 were $2,977,627 and $3,077,137, respectively.

The aggregate amount of certificates of deposit within a minimum denomination of $100,000 was approximately $41,799,000 and $46,072,000 at December 31, 2012 and 2011, respectively.  Of these certificates of deposit, there was approximately $9,075,000 and $12,691,000 at December 31, 2012 and 2011, respectively with minimum denominations of $250,000.

At December 31, 2012, scheduled maturities of certificates of deposit are as follows:

2013	$62,003,900
2014	23,168,296
2015	8,803,710
2016	3,651,010
2017	4,824,793
$102,451,709

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

The Company held brokered deposits of approximately $525,000 and $627,000 at December 31, 2012 and 2011, respectively.  The broker receives a fee from the Company for the brokered deposits.  Total fee expenses of $588 and $4,357 were recognized for the years ended December 31, 2012 and 2011, respectively.

Note 9.  Borrowings

Our borrowings consist of open line advances from the Federal Home Loan Bank of Chicago and Federal Funds purchased from Bankers Bank of Wisconsin.  As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met.  At December 31, 2012, we had the ability to borrow $53.0 million from the FHLBC.  In addition, as of December 31, 2012, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were no Federal Home Loan Bank advances and no Federal Funds purchased outstanding at December 31, 2012 and 2011.

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2012, 5,088 shares, with an average fair value of $5.82 per share were committed to be released, resulting in ESOP compensation expense of $29,585, as compared to 5,087 shares, with an average fair value of $5.74 per share, resulting in ESOP compensation expense of $29,182 for 2011.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date.  If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary.  At December 31, 2012 and 2011, respectively, 34,451 shares at a fair value of $6.90, and 29,363 shares at a fair value of $3.74, have been classified as mezzanine capital.

	December 31,
	2012	2011
Shares allocated	40,701	35,613
Shares withdrawn from the plan	(6,250)	(6,250)
Unallocated shares	35,613	40,701
Total ESOP shares	70,064	70,064
Fair value of unallocated shares	$245,730	$152,222

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 10.  Employment Benefit and Retirement Plans (Continued)

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent ratably over the remaining years to the date when the executive is first eligible for benefits.  The SERP compensation charged to expense totaled $93,972 and $84,127 for the years ended December 31, 2012 and 2011, respectively.

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation to the plan subject to certain limits based on federal tax laws.  The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period.  Employer contributions vest to the employee ratably over a five-year period. Employer contribution expense was $59,771 for 2012 and $60,906 for 2011.

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2012 and 2011 were $53,864 and $55,263, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $939,028 and $878,966 as of December 31, 2012 and 2011, respectively.

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation

	December 31,
	2012	2011
Number of participants:
Retirees	3	3
Active employees - fully eligible	1	-
Active employees - not yet eligible	3	4
Total	7	7

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Obligations and funded status:
	Year ended December 31,
	2012	2011
Change in benefit obligation	(Amounts in thousands)
Benefit obligation at beginning of year	$184	$210
Service cost	4	5
Interest cost	9	11
Actuarial loss (gain)	47	(39)
Benefits paid	(3)	(3)
Benefit obligation at end of year	241	184

Change in plan assets
Employer contributions	3	3
Benefits paid	(3)	(3)
Fair value of plan assets at year end	-	-

Funded status	(241)	(184)
Actuarial gain	(171)	(236)
Net amount recognized	$(412)	$(420)

Amounts recognized in the statement of financial position consist of:
	December 31,
	2012	2011
Accumulated post-retirement benefit obligation:
Retirees	$(52,721)	$(47,097)
Active employees - fully eligible	(55,724)	-
Active employees - not yet eligible	(132,062)	(137,331)
Total	(240,507)	(184,428)
Plan assets at fair value	-	-
Funded status	(240,507)	(184,428)
Actuarial (gain)	(171,279)	(236,292)
(Accrued) cost included in other liabilities	$(411,786)	$(420,720)

Components of Net Periodic Benefit Cost:

	Year ended December 31,
	2012	2011
Service cost	$3,549	$5,411
Interest cost	9,136	10,898
Amortization net gain	(18,291)	(15,300)
Net cost	$(5,606)	$1,009

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 10.  Employment Benefit and Retirement Plans (Continued)

Weighted average assumptions used to determine net periodic benefit cost:
	December 31,
	2012	2011
Discount rate	4.00%	5.00%
Expected long-term return on plan assets	-	-
Rate of compensation increase	-	-

Assumed health care cost trend rates:
	December 31,
	2012	2011
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2017	2016

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$3	$(2)
Effect on post-retirement benefit obligation	$40	$(33)

Cash Flows:

Contributions: The Bank expects to contribute $4,000 to its post-retirement benefit plan in 2013.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	Other Benefits
(Amounts in thousands)
2013	$4
2014	5
2015	7
2016	7
2017	9
2018-2022	65

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 11.                        Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers.  Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, 43,608 shares were purchased by the Company in November 2006, at an average cost of $13.46 per share.  Granted shares vest in equal installments over a five year period, with ownership of the shares transferring to the recipient upon vesting.  The unamortized cost of shares not yet vested of $33,977 and $41,119 at December 31, 2012 and 2011, respectively, are reported as reductions of stockholders’ equity.

A summary of the status of the MRP stock awards is as follows:

Year ending December 31, 2012	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	8,899	$5.35
Granted	-	-
Vested and transferred to recipients	(2,180)	5.94
Outstanding and non-vested at end of year	6,719	$5.16

Year ending December 31, 2011	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	10,036	$10.40
Granted	5,235	4.25
Vested and transferred to recipients	(6,372)	12.40
Outstanding and non-vested at end of year	8,899	$5.35

The total compensation cost at December 31, 2012, related to non-vested shares not yet recognized was approximately $34,000 with an average expense recognition period of 2.1 years. The Company recognized compensation expense of approximately $7,100 and $79,300, for the years ended December 31, 2012 and 2011, respectively.  At December 31, 2012, 6,719 shares remain non-vested and are expected to be exercisable in accordance with their original terms.

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

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements
Note 11. Stock Compensation (Continued)

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model.  This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise.  There were no options granted during 2012.  The fair values of the options granted on November 16, 2011 were estimated at the grant date using the Black-Scholes model and the following assumptions:

Black-Scholes assumptions	2011
Dividend rate	2.35%
Risk-free interest rate	1.06%
Expected time to exercise (years)	7
Volatility	63.95%

A summary of the status of the outstanding RRP stock options is as follows:

Year ended December 31, 2012	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of year	92,667	$10.46	6.10	$-
Granted	-	-
Exercised	-	-
Outstanding at end of year	92,667	$10.46	5.10	$-

Exercisable at year end	75,875	$11.64	4.37	$-

Year ended December 31, 2011	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of year	79,584	$11.48	6.48	$-
Granted	13,083	4.25	9.89
Exercised	-	-
Outstanding at end of year	92,667	$10.46	6.10	$-

Exercisable at year end	70,425	$12.08	5.09	$-

Weighted average fair value per option granted during the year		$2.25

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 11. Stock Compensation (Continued)

A summary of the vesting status of the RRP stock options at December 31, 2012 is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Non-vested at beginning of year	22,242	$5.35
Granted	-	-
Vested	(5,450)	5.94
Non-vested at end of year	16,792	$5.16

The total compensation cost at December 31, 2012, related to non-vested options not yet recognized was approximately $40,300 with an average expense recognition period of 2.2 years.  The Company recognized compensation expense of approximately $11,000 and $52,000 for each of the years ended December 31, 2012 and 2011, respectively.

Note 12.   Income Taxes

The Company and Bank file a consolidated federal income tax return on a calendar year basis.

Income tax expense (benefit) is summarized as follows:
	Years Ended December 31,
	2012	2011
Federal:
Current	$(229,782)	$(684,268)
Deferred	464,562	18,313
	234,780	(665,955)
State:
Current	73,510	-
Deferred	(38,088)	(255,249)
	35,422	(255,249)
	$270,202	$(921,204)

The Company’s income tax (benefit) differed from the maximum statutory federal rate of 35% for the years ended December 31, 2012 and 2011, as follows:

	Years Ended December 31,
	2012	2011

Expected income taxes	$330,537	$(768,307)
Income tax effect of:
State taxes, net of federal tax benefit	23,024	(165,912)
Tax exempt interest	(63,766)	(18,561)
Income taxed at lower rates	(9,444)	21,952
Other	(10,149)	9,624
	$270,202	$(921,204)

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 12.  Income Taxes (Continued)

The components of the net deferred tax asset are as follows:
	December 31,
	2012	2011
Deferred tax assets
Employee benefit plans	$759,470	$708,518
Allowance for loan losses	1,332,288	1,870,480
Net operating loss carryforwards	136,242	113,636
MRP/RRP compensation	186,562	180,045
Other	70,478	38,835
	2,485,040	2,911,514
Deferred tax liabilities
Unrealized gain on securities available for sale	(241,377)	(220,892)
	(241,377)	(220,892)
Net deferred tax asset	$2,243,663	$2,690,622

Retained earnings at December 31, 2012 include approximately $1,169,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $453,000 at December 31, 2012.

At December 31, 2012 the Company had federal and Illinois net operating loss carry forwards of $2.2 million comprised of approximately $0.1 million of federal and $2.1 million of Illinois.  At December 31, 2011, the Company had Illinois net operating loss carry forwards of approximately $1.7 million. The Illinois net operating loss carry forwards will begin to expire in 2023.  The federal net operating loss carry forwards will begin to expire in 2033.

Management believes that it is more likely than not that the deferred tax assets included in the accompanying consolidated balance sheets will be fully utilized.  We have determined that no valuation allowance is required as of December 31, 2012, although there is no guarantee that those assets will be fully recognizable in future periods.

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

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 13.  Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes as of December 31, 2012 and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent examination conducted by the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.   To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the following table. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

The Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are presented below:

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total Risk-Based Capital (to risk-weighted assets)	$19,532,989	18.19%	$8,590,954	8.00%	$10,738,692	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$18,165,479	16.92%	$4,295,477	4.00%	$6,443,215	6.00%
Tier I Leverage (to average assets)	$18,165,479	10.30%	$7,054,242	4.00%	$8,817,802	5.00%
Tangible Capital (to average assets)	$18,165,479	10.30%	$2,645,341	1.50%	N/A	N/A
December 31, 2011:
Total Risk-Based Capital (to risk-weighted assets)	$18,275,869	16.76%	$8,722,009	8.00%	$10,902,512	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$16,871,270	15.47%	$4,361,005	4.00%	$6,541,507	6.00%
Tier I Leverage (to average assets)	$18,671,270	9.38%	$7,190,854	4.00%	$8,988,568	5.00%
Tangible Capital (to average assets)	$18,671,270	9.38%	$2,696,570	1.50%	N/A	N/A

Note 14.  Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse affect on the financial position of the Bank.

During 2012, the Company did not declare any dividends.  The Company’s mutual holding company waived its share of dividends declared by the Company in 2011 amounting to $122,370 for the year ended December 31, 2011.

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

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 14.  Commitments and Contingencies (continued)

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:
	Variable rate	Fixed rate	Total	Range of rates on fixed rate commitments
As of December 31, 2012:
Commitments to originate loans	$-	$6,559,402	$6,559,402	4.25%	-	6.75%
Unfunded commitments on construction loans	-	56,191	56,191		4.00%
Unfunded commitments under lines of credit	8,286,518	-	8,286,518		-
	8,286,518	6,615,593	14,902,111
Standby letters of credit	-	-	-		-
	$8,286,518	$6,615,593	$14,902,111
As of December 31, 2011:
Commitments to originate loans	$342,310	$5,028,302	$5,370,612	4.25%	-	6.75%
Unfunded commitments on construction loans	-	171,099	171,099	3.75%	-	4.50%
Unfunded commitments under lines of credit	8,166,961	-	8,166,961		-
	8,509,271	5,199,401	13,708,672
Standby letters of credit	-	-	-		-
	$8,509,271	$5,199,401	$13,708,672

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be fully drawn upon to the total extent of the $14.9 million to which the Bank is committed.  Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet obligations.

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

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 15.   Fair Values Measurements (continued)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during 2012 or 2011.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011.

December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$7,120,522	$-	$7,120,522
Residential mortgage-backed securities available for sale	-	21,743,081	-	21,743,081
	$-	$28,863,603	$-	$28,863,603

December 31, 2011	Level 1	Level 2	Level 3	Fair Value
U.S. agency securities available for sale	$-	$3,031,070	$-	$3,031,070
State and municipal securities available for sale	-	3,705,484	-	3,705,484
Residential mortgage-backed securities available for sale	-	26,270,391	-	26,270,391
	$-	$33,006,945	$-	$33,006,945

The tables below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 and December 31, 2011.
December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$-	$1,305,921	$1,305,921
Impaired loans, net	-	-	3,597,690	3,597,690

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$-	$582,148	$582,148
Impaired loans, net	-	-	6,851,718	6,851,718

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2012 and 2011, the fair values of the commitments are immaterial in nature.

The estimated fair values of the Bank’s financial instruments are as follows:

	Carrying	Fair Value Measurements at December 31, 2012 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$10,787,989	$10,787,989	$-	$-	$10,787,989
Federal funds sold	1,666,000	1,666,000	-	-	1,666,000
Securities	30,198,051	-	30,198,052	-	30,198,052
Accrued interest receivable	696,638	696,638	-	-	696,638
Net Loans	121,994,851	-	-	123,748,000	123,748,000
Loans held for sale	171,095	171,095	-	-	171,095
Mortgage servicing rights	152,873	-	-	152,873	152,873
Financial Liabilities:
Non-interest bearing deposits	4,313,635	4,313,635	-	-	4,313,635
Interest bearing deposits	150,761,010	-	-	150,921,365	150,921,365
Accrued interest payable	806	806	-	-	806

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

Ottawa Savings Bancorp, Inc. & Subsidiary
Notes to Consolidated Financial Statements

Note 17.  Condensed Parent Only Financial Statements

	December 31,
	2012	2011
Statements of financial condition
Assets:
Interest bearing deposits	$296,497	$277,593
Other assets	-	2,113
Equity in net assets of Ottawa Savings Bank	20,559,103	19,770,420
ESOP note receivable	428,490	476,100
Total assets	$21,284,090	$20,526,226
Liabilities and stockholders' equity:
Liabilities	$-	$3,751
Redeemable common stock in ESOP plan	237,712	109,818
Stockholders' Equity	21,046,378	21,412,657
Total liabilities and stockholders' equity	$21,284,090	$20,526,226

	December 31,
	2012	2011
Statements of operations
Equity in net income (loss) of subsidiary	$701,258	$(1,248,111)
Interest income	29,865	32,615
Operating income (loss)	731,123	(1,215,496)
Other expenses	70,964	64,049
Income (loss) before income tax benefit	660,159	(1,279,545)
Income tax benefit	(14,031)	(5,587)
Net income (loss)	$674,190	$(1,273,958)

	December 31,
Statements of cash flows	2012	2011
Operating activities:
Net income (loss)	$674,190	$(1,273,958)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in other assets	2,113	(1,251)
(Decrease) increase in other liabilities	(3,751)	3,751
Undistributed net (income) loss of subsidiary	(701,258)	1,248,111
Net cash used in operating activities	(28,706)	(23,347)
Investing activities:
Payments received on ESOP note receivable	47,610	44,886
Net cash provided by investing activities	47,610	44,886
Financing activities:
Cash dividends paid	-	(84,495)
Purchase of treasury stock	-	(7,067)
Net cash used in financing activities	-	(91,562)
Net increase (decrease) in cash and cash equivalents	18,904	(70,023)
Cash and cash equivalents:
Beginning of period	277,593	347,616
End of period	$296,497	$277,593

Supplemental Schedule of Noncash Investing and Financing Activities
Increase (decrease) in ESOP put option liability	$127,894	$(38,474)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.

Date: March 28, 2013	By:	/s/ JON L. KRANOV
Jon L. Kranov
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON L. KRANOV	President, Chief Executive Officer and Director	March 28, 2013
Jon L. Kranov	(principal executive officer)

/s/ MARC N. KINGRY	Chief Financial Officer	March 28, 2013
Marc N. Kingry	(principal accounting and financial officer)

/s/ JAMES A. FERRERO	Director	March 28, 2013
James A. Ferrero

/s/ KEITH JOHNSON	Director	March 28, 2013
Keith Johnson

/s/ ARTHUR C. MUELLER	Director	March 28, 2013
Arthur C. Mueller

/s/ DANIEL J. REYNOLDS	Director	March 28, 2013
Daniel J. Reynolds

/s/ JOHN M. ARMSTRONG	Director	March 28, 2013
John M. Armstrong

S -1