Form 10-Q
period 2013-03-31
Ottawa Savings Bancorp, Inc.
filed 2013-05-14
CIK 1321070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-51367

OTTAWA SAVINGS BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	20-3074627 (I.R.S. Employer Identification Number)

925 LaSalle Street Ottawa, Illinois (Address of principal executive offices)	61350 (Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2013
Common Stock, $0.01 par value	2,117,979

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2013

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$2,054,316	$1,439,637
Interest bearing deposits	5,689,851	9,348,352
Total cash and cash equivalents	7,744,167	10,787,989
Federal funds sold	6,554,000	1,666,000
Securities held to maturity (fair value of $13 at December 31, 2012)	-	12
Securities available for sale	31,792,643	28,863,603
Non-marketable equity securities	1,334,436	1,334,436
Loans, net of allowance for loan losses of $3,597,204 and $3,381,441 at March 31, 2013 and December 31, 2012, respectively	120,531,396	121,994,851
Loans held for sale	268,634	171,095
Premises and equipment, net	6,588,905	6,629,794
Accrued interest receivable	661,878	696,638
Foreclosed real estate	900,601	1,297,214
Deferred tax assets	2,430,274	2,243,663
Cash value of life insurance	1,594,851	1,587,436
Prepaid FDIC premiums	108,596	163,999
Income tax refunds receivable	166,590	166,590
Other assets	1,458,014	1,442,841
Total assets	$182,134,985	$179,046,161
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$4,834,623	$4,313,635
Interest bearing	152,889,900	150,761,010
Total deposits	157,724,523	155,074,645
Accrued interest payable	3,619	806
Other liabilities	2,917,856	2,686,620
Total liabilities	160,645,998	157,762,071
Commitments and contingencies
Redeemable common stock held by ESOP plan	214,338	237,712
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,703,824	8,705,547
Retained earnings	13,956,440	13,689,967
Unallocated ESOP shares	(343,413)	(356,132)
Unearned management recognition plan shares	(30,771)	(33,977)
Accumulated other comprehensive income	392,776	468,554
	22,701,105	22,496,208
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(214,338)	(237,712)
Total stockholders' equity	21,274,649	21,046,378
Total liabilities and stockholders' equity	$182,134,985	$179,046,161

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income:
Interest and fees on loans	$1,659,748	$1,776,903
Securities:
Residential mortgage-backed and related securities	114,193	188,986
U.S. agency securities	-	16,759
State and municipal securities	61,381	41,058
Dividends on non-marketable equity securities	865	591
Interest-bearing deposits	1,228	1,089
Total interest and dividend income	1,837,415	2,025,386
Interest expense:
Deposits	423,633	586,690
Borrowings	-	1
Total interest expense	423,633	586,691
Net interest income	1,413,782	1,438,695
Provision for loan losses	330,000	438,500
Net interest income after provision for loan losses	1,083,782	1,000,195
Other income:
Gain on sale of securities	-	13,948
Gain on sale of loans	18,525	27,856
Gain on sale of OREO	51,198	79,323
Origination of mortgage servicing rights, net of amortization	4,224	3,501
Customer service fees	71,276	68,890
Income on bank owned life insurance	7,415	7,613
Other	30,571	11,361
Total other income	183,209	212,492
Other expenses:
Salaries and employee benefits	377,306	339,567
Directors fees	25,200	21,000
Occupancy	109,984	104,949
Deposit insurance premium	58,008	60,029
Legal and professional services	68,393	55,563
Data processing	75,996	96,547
Valuation adjustments and expenses on foreclosed real estate	104,730	20,498
Loss on sale of repossessed assets	-	11,860
Loss on consumer loans	-	41,514
Other	149,406	112,084
Total other expenses	969,023	863,611
Income before income tax expense	297,968	349,076
Income tax expense	31,495	109,406
Net income	$266,473	$239,670
Basic earnings per share	$0.13	$0.12
Diluted earnings per share	$0.13	$0.12

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2013 and 2012
 (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$266,473	$239,670
Other comprehensive loss, before tax:
Securities available for sale:
Unrealized holding losses arising during the period	(114,815)	(17,285)
Reclassification adjustment for (gains) included in net income	-	(13,948)
Other comprehensive loss, before tax	(114,815)	(31,233)
Income tax benefit related to items of other comprehensive loss	(39,037)	(10,619)
Other comprehensive loss, net of tax	(75,778)	(20,614)
Comprehensive income	$190,695	$219,056

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
 (Unaudited)

	2013	2012
Cash Flows from Operating Activities
Net income	$266,473	$239,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,739	50,191
Provision for loan losses	330,000	438,500
Provision for deferred income taxes	(147,574)	(65,916)
Net amortization of premiums and discounts on securities	136,777	113,109
Gain on sale of securities	-	(13,948)
Origination of mortgage loans held for sale	(1,199,218)	(2,262,230)
Proceeds from sale of mortgage loans held for sale	1,388,838	2,290,086
Gain on sale of loans, net	(18,525)	(27,856)
Origination of mortgage servicing rights, net of amortization	(4,224)	(3,501)
Gain on sale of foreclosed real estate	(51,198)	(79,323)
Write down of foreclosed real estate	21,822	-
Loss on sale of repossessed assets	-	11,860
Loss on consumer loans	-	41,514
ESOP compensation expense	7,419	5,592
MRP compensation expense	3,206	(2,605)
Compensation expense on RRP options granted	3,577	58
Increase in cash surrender value of life insurance	(7,415)	(7,613)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	55,403	57,490
Decrease in accrued interest receivable	34,760	7,519
(Increase) decrease in other assets	(8,018)	80,545
Increase in income tax refunds receivable	-	(63,637)
Increase in accrued interest payable and other liabilities	234,049	256,989
Net cash provided by operating activities	1,092,891	1,066,494
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(4,866,841)	(6,461,293)
Sales, maturities and paydowns	1,686,209	4,404,673
Securities held to maturity:
Sales, maturities and paydowns	12	1
Net decrease in loans	766,709	1,212,950
Net increase in federal funds sold	(4,888,000)	(2,642,000)
Proceeds from sale of foreclosed real estate	520,601	201,674
Proceeds from sale of repossessed assets	569	17,536
Purchase of premises and equipment	(5,850)	(23,236)
Sale of non-marketable equity securities	-	603,265
Net cash used in investing activities	(6,786,591)	(2,686,430)
Cash Flows from Financing Activities
Net decrease in deposits	2,649,878	2,842,420
Net cash provided by financing activities	2,649,878	2,842,420
Net (decrease) increase in cash and cash equivalents	(3,043,822)	1,222,484
Cash and cash equivalents:
Beginning	10,787,989	2,945,465
Ending	$7,744,167	$4,167,949

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
 (Unaudited)

	2013	2012
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$420,820	$581,225
Interest paid on borrowings	-	1
Income taxes paid, net of (refunds) received	-	(357)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	94,612	221,075
Other assets acquired in settlement of loans	3,500	1,100
Sale of foreclosed real estate through loan origination	-	304,227
Transfer of loans to held for sale	268,634	-
Deferred gains on the sale of OREO properties	-	17,618
(Decrease) increase in ESOP put option liability	(23,374)	66,333

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $182.1 million at March 31, 2013 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company.  The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank.  The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public.  As of March 31, 2013, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank.  The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded.  The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2012. Certain amounts in the accompanying financial statements and footnotes for 2012 have been reclassified with no effect on net income or stockholders’ equity to be consistent with the 2013 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2013, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2013.

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

Per accounting guidance, the Company reviewed its deferred tax assets at March 31, 2013 and determined that no valuation allowance was necessary.  Despite a continued challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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
	Three Months Ended March 31,
	2013	2012
Net income available to common stockholders	$266,473	$239,670
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,117,979
Weighted average unallocated Employee Stock Ownership Plan shares	(35,175)	(40,263)
Weighted average unvested MRP shares	(6,719)	(8,999)
Basic weighted average shares outstanding	2,076,085	2,068,717
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	4,569	4,782
Weighted average RRP options outstanding *	-	-
Dilutive weighted average shares outstanding	2,080,654	2,073,499
Basic earnings per share	$0.13	$0.12
Diluted earnings per share	$0.13	$0.12

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date.  If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary.  At March 31, 2013, 35,723 shares at a fair value of $6.00 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:
	March 31, 2013	December 31, 2012
Shares allocated	41,973	40,701
Shares withdrawn from the plan	(6,250)	(6,250)
Unallocated shares	34,341	35,613
Total ESOP shares	70,064	70,064
Fair value of unallocated shares	$206,046	$245,730

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013:
Available for Sale
State and municipal securities	$7,387,553	$294,690	$24,275	$7,657,968
Residential mortgage-backed securities	23,809,974	433,667	108,966	24,134,675
	$31,197,527	$728,357	$133,241	$31,792,643
December 31, 2012:
Held to Maturity
Residential mortgage-backed securities	$12	$1	$-	$13
Available for Sale
State and municipal securities	6,789,496	343,292	12,266	7,120,522
Residential mortgage-backed securities	21,364,176	478,917	100,012	21,743,081
	$28,153,672	$822,209	$112,278	$28,863,603

The amortized cost and fair value at March 31, 2013, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties.  Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized Cost	Fair Value

Due after three months through one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	2,905,232	3,036,271
Due after ten years	4,482,321	4,621,697
Residential mortgage-backed securities	23,809,974	24,134,675
	$31,197,527	$31,792,643

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Securities Available for Sale
State and municipal securities	$2,374,962	$24,275	$-	$-	$2,374,962	$24,275
Residential mortgage-backed securities	7,344,913	65,276	3,865,156	43,690	11,210,069	108,966
	$9,719,875	$89,551	$3,865,156	$43,690	$13,585,031	$133,241

December 31, 2012
Securities Available for Sale
State and municipal securities	$1,160,173	$12,266	$-	$-	$1,160,173	$12,266
Residential mortgage-backed securities	4,318,926	73,606	2,587,548	26,406	6,906,474	100,012
	$5,479,099	$85,872	$2,587,548	$26,406	$8,066,647	$112,278

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

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

 At March 31, 2013, 18 securities had unrealized losses with an aggregate depreciation of 0.97% from the Company’s amortized cost basis.  The Company does not consider these investments to be other than temporarily impaired at March 31, 2013 due to the following:
•	Decline in value is attributable to interest rates.
•	The value did not decline due to credit quality.
•	The Company does not intend to sell these securities.
•	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three months ended March 31, 2013 and proceeds of $3.0 million for the three months ended March 31, 2012. There were no realized gains or losses for the three months ended March 31, 2013 and gross realized gains of $58,614 and gross realized losses of $44,666 for the three months ended March 31, 2012. The tax provision applicable to these net realized gains amounted to none and $4,742, respectively.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

                      The components of loans, net of deferred loan costs (fees), are as follows:
	March 31, 2013	December 31, 2012
Mortgage loans:
One-to-four family residential loans	$83,231,226	$83,018,756
Multi-family residential loans	3,889,480	4,849,766
Total mortgage loans	87,120,706	87,868,522

Other loans:
Non-residential real estate loans	19,860,618	20,506,860
Commercial loans	8,216,255	8,648,191
Consumer direct	548,772	542,652
Purchased auto	8,382,249	7,810,067
Total other loans	37,007,894	37,507,770
Gross loans	124,128,600	125,376,292
Less: Allowance for loan losses	(3,597,204)	(3,381,441)
Loans, net	$120,531,396	$121,994,851

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2013	2012
Purchased auto	$1,503,151	$2,532,532

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months EndedMarch 31,
	2013	2012
One-to-four family	$(112,585)	$(259,172)
Multi-family	-	-
Non-residential	-	(48,740)
Commercial	-	(7,259)
Consumer direct	-	-
Purchased auto	(1,652)	(2,262)
	$(114,237)	$(317,433)

OTTAWA SAVINGS BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:
March 31, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441
Provision charged to income	703,850	(31,003)	(335,236)	(18,689)	(1,465)	12,543	330,000
Loans charged off	(115,085)	-	-	-	-	(3,122)	(118,207)
Recoveries of loans previously charged off	2,500	-	-	-	-	1,470	3,970
Balance at end of year	$2,648,601	$130,898	$676,883	$56,441	$-	$84,381	$3,597,204

March 31, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412
Provision charged to income	376,103	(121,324)	89,819	87,962	1,374	4,566	438,500
Loans charged off	(259,572)	-	(48,740)	(7,259)	-	(3,931)	(319,502)
Recoveries of loans previously charged off	400	-	-	-	-	1,669	2,069
Balance at end of year	$3,230,276	$317,218	$1,186,968	$91,274	$4,952	$37,791	$4,868,479

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012:
March 31, 2013	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$4,054,413	$-	$2,102,183	$-	$-	$-	$6,156,596
Loans collectively evaluated for impairment	79,176,813	3,889,480	17,758,435	8,216,255	548,772	8,382,249	117,972,004
Ending Balance	$83,231,226	$3,889,480	$19,860,618	$8,216,255	$548,772	$8,382,249	$124,128,600

Period-end amount allocated to:
Loans individually evaluated for impairment	$568,704	$-	$23,500	$-	$-	$-	$592,204
Loans collectively evaluated for impairment	2,079,897	130,898	653,383	56,441	-	84,381	3,005,000
Balance at end of period	$2,648,601	$130,898	$676,883	$56,441	$-	$84,381	$3,597,204

December 31, 2012	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,891,821	$-	$2,726,297	$-	$-	$-	$5,618,118
Loans collectively evaluated for impairment	80,126,935	4,849,766	17,780,563	8,648,191	542,652	7,810,067	119,758,174
Ending Balance	$83,018,756	$4,849,766	$20,506,860	$8,648,191	$542,652	$7,810,067	$125,376,292

Period-end amount allocated to:
Loans individually evaluated for impairment	$147,209	$-	$31,208	$-	$-	$-	$178,417
Loans collectively evaluated for impairment	1,910,127	161,901	980,911	75,130	1,465	73,490	3,203,024
Balance at end of year	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441

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

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2013 and December 31, 2012:

March 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$4,820,353	$659,319	$3,395,094	$4,054,413	$568,704	$3,406,042
Multi-family	-	-	-	-	-	-
Non-residential	4,688,029	1,867,183	235,000	2,102,183	23,500	2,428,485
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$9,508,382	$2,526,502	$3,630,094	$6,156,596	$592,204	$5,834,527

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,664,253	$820,150	$2,071,671	$2,891,821	$147,209	$6,141,106
Multi-family	-	-	-	-	-	104,209
Non-residential	6,596,593	683,589	2,042,708	2,726,297	31,208	1,814,361
Commercial	-	-	-	-	-	605
Consumer direct	-	-	-	-	-	12,057
Purchased auto	-	-	-	-	-	12,057
	$10,260,846	$1,503,739	$4,114,379	$5,618,118	$178,417	$8,084,395

For the three months ended March 31, 2013 and 2012, the Company recognized no accrued or cash basis interest income on impaired loans.

At March 31, 2013, there were 25 impaired loans totaling approximately $6.2 million, compared to 22 impaired loans totaling approximately $5.6 million at December 31, 2012. The increase in impaired loans was a result of adding 10 loans totaling approximately $1.6 million to the impaired loan list, offset by writing down and moving two impaired loans totaling approximately $100,000 to OREO, writing down two impaired loans by a total of approximately $147,000, an impaired loan payoff of approximately $170,000, and an impaired loan of approximately $269,000 moved to held for sale.

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

Impaired loans at March 31, 2013 include $3.2 million of loans whose terms have been modified in troubled debt restructurings compared to $3.1 million at December 31, 2012.  The increase in impaired loans whose terms have been modified in troubled debt restructurings is the result of a loan restructured more than twelve months ago of approximately $150,000 that was returned to non-accrual status. The remaining restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

There were no loans classified as troubled debt restructuring during the three months ended March 31, 2013 and 2012.

Troubled debt restructured loans that were restructured during the twelve months prior to the dates indicated and had payment defaults (i.e., 60 days or more past due following a modification), during the three months ended March 31, 2013 and 2012, segregated by class, are shown in the tables below.
	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	-	$-	1	$212,014
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	-	$-	1	$212,014

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Qualitative factors are updated quarterly for trends in economic and nonperforming factors.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of March 31, 2013 and December 31, 2012:
March 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$4,152,850	$14,737
Multi-family	-	-
Non-residential	2,355,085	-
Commercial	-	-
Consumer direct	-	647
Purchased auto	-	-
	$6,507,935	$15,384

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,067,190	$106,457
Multi-family	-	-
Non-residential	2,985,987	164,305
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$6,053,177	$270,762

The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2013 and December 31, 2012:
March 31, 2013	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,542,948	$939,686	$1,334,825	$3,817,459	$79,413,767	$83,231,226
Multi-family	-	-	-	-	3,889,480	3,889,480
Non-residential	47,093	51,353	83,475	181,921	19,678,697	19,860,618
Commercial	23,859	-	-	23,859	8,192,396	8,216,255
Consumer direct	72	-	647	719	548,053	548,772
Purchased auto	-	-	-	-	8,382,249	8,382,249
	$1,613,972	$991,039	$1,418,947	$4,023,958	$120,104,642	$124,128,600

December 31, 2012	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,322,111	$616,274	$1,621,408	$4,559,793	$78,458,963	$83,018,756
Multi-family	97,267	-	-	97,267	4,752,499	4,849,766
Non-residential	473,458	334,389	516,414	1,324,261	19,182,599	20,506,860
Commercial	23,601	-	-	23,601	8,624,590	8,648,191
Consumer direct	-	-	-	-	542,652	542,652
Purchased auto	6,422	19,257	-	25,679	7,784,388	7,810,067
	$2,922,859	$969,920	$2,137,822	$6,030,601	$119,345,691	$125,376,292

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

•	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of March 31, 2013 and December 31, 2012, the risk category of loans by class is as follows:

March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,285,663	$4,054,413	$-	$75,891,150
Multi-family	-	99,997	-	-	3,789,483
Non-residential	16,180,635	1,577,800	2,102,183	-	-
Commercial	8,055,343	160,912	-	-	-
Consumer direct	-	-	-	-	548,772
Purchased auto	-	-	-	-	8,382,249
Total	$24,235,978	$5,124,372	$6,156,596	$-	$88,611,654

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,925,077	$2,891,821	$-	$76,201,858
Multi-family	-	3,826	-	-	4,845,940
Non-residential	17,466,220	314,343	2,726,297	-	-
Commercial	8,486,147	162,044	-	-	-
Consumer direct	-	3,766	-	-	538,886
Purchased auto	-	-	-	-	7,810,067
Total	$25,952,367	$4,409,056	$5,618,118	$-	$89,396,751

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense for the three months ended March 31, 2013 and 2012, was approximately $7,000, for both periods.  In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier.  For the three months ended March 31, 2013 and 2012, the Company did not grant additional options or shares under the MRP.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The Update improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.   For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.   The adoption of ASU No. 2013-02 on January 1, 2013 did not have an impact on the Company’s financial position, results of operation or cash flows.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2013 and the year ended December 31, 2012. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

March 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$7,657,968	$-	$7,657,968
Residential mortgage-backed securities available for sale	-	24,134,675	-	24,134,675
	$-	$31,792,643	$-	$31,792,643

December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$7,120,522	$-	$7,120,522
Residential mortgage-backed securities available for sale	-	21,743,081	-	21,743,081
	$-	$28,863,603	$-	$28,863,603

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

March 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$-	$912,239	$912,239
Impaired loans, net	-	-	2,703,622	2,703,622

December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$-	$1,305,921	$1,305,921
Impaired loans, net	-	-	3,597,690	3,597,690

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are as follows:
	Carrying	Fair Value Measurements at March 31, 2013 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$7,744,167	$7,744,167	$-	$-	$7,744,167
Federal funds sold	6,554,000	6,554,000	-	-	6,554,000
Securities	33,127,079	-	33,127,079	-	33,127,079
Accrued interest receivable	661,878	661,878	-	-	661,878
Net Loans	120,531,396	-	-	122,536,000	122,536,000
Loans held for sale	268,634	268,634	-	-	268,634
Mortgage servicing rights	157,097	-	-	157,097	157,097
Financial Liabilities:
Non-interest bearing deposits	4,834,623	4,834,623	-	-	4,834,623
Interest bearing deposits	152,889,900	-	-	152,958,377	152,958,377
Accrued interest payable	3,619	3,619	-	-	3,619

	Carrying	Fair Value Measurements at December 31, 2012 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$10,787,989	$10,787,989	$-	$-	$10,787,989
Federal funds sold	1,666,000	1,666,000	-	-	1,666,000
Securities	30,198,051	-	30,198,052	-	30,198,052
Accrued interest receivable	696,638	696,638	-	-	696,638
Net Loans	121,994,851	-	-	123,748,000	123,748,000
Loans held for sale	171,095	171,095	-	-	171,095
Mortgage servicing rights	152,873	-	-	152,873	152,873
Financial Liabilities:
Non-interest bearing deposits	4,313,635	4,313,635	-	-	4,313,635
Interest bearing deposits	150,761,010	-	-	150,921,365	150,921,365
Accrued interest payable	806	806	-	-	806

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

Loans held for sale: The carrying amounts reported in the balance sheets for loans held for sale approximate fair values, as usually these loans are originated with the intent to sell and funding of the sales usually occurs within three days.  At March 31, 2013, however, the loan held for sale was an impaired loan reclassified as held for sale because the Company had a contract to sell the loan, with the funding to be received during the second quarter.

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

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements.  As of March 31, 2013 and December 31, 2012, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2013 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.  Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 28, 2013

GENERAL

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2013 AND DECEMBER 31, 2012

         The Company's total assets increased $3.1 million, or 1.7%, to $182.1 million at March 31, 2013, from $179.0 million at December 31, 2012.  Total assets grew during the quarter, as federal funds sold increased by $4.9 million, securities available for sale grew by $2.9 million, and deferred tax assets increased by $0.2 million.  The increase in assets was partially offset by a decrease in loans of $1.5 million, a decrease in cash and cash equivalents of $3.0 million, and a decrease in foreclosed real estate of $0.4 million.

Cash and cash equivalents decreased $3.0 million, or 28.2%, to $7.7 million at March 31, 2013 from $10.8 million at December 31, 2012,  primarily as a result of cash used in investing activities exceeded the cash provided by operating and financing activities.

Securities available for sale increased $2.9 million, or 10.2%, to $31.8 million at March 31, 2013 from $28.9 million at December 31, 2012.  The increase was primarily the result of $4.9 million in purchases offset by sales, calls, maturities and pay-downs of $1.7 million.

         Loans, net of the allowance for loan losses, decreased $1.5 million, or 1.2%, to $120.5 million at March 31, 2013 from $122.0 million at December 31, 2012.  The decrease in loans, net of the allowance for loan losses, was primarily caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure in one-to-four family residential, non-residential loans, and multifamily residential loans, augmented by an increase in the allowance for loan losses of $0.2 million and partially offset by an increase of $0.4 million in the purchased auto loan portfolio. The Company is focusing its lending efforts on customers based primarily in its local market.

                 Foreclosed real estate decreased approximately $0.4 million, or 30.6%, to $0.9 million at March 31, 2013 from $1.3 million at December 31, 2012.  The decrease was primarily due to the sale of six properties for aggregate proceeds of $0.5 million offset by the addition of three properties valued at $0.1 million acquired through loan foreclosures due to the continued stress the economic environment has placed on the Company’s customers.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, were comparable between periods as the balances were $1.5 million at March 31, 2013 and $1.4 million at December 31, 2012.

Total deposits increased $2.6 million, or 1.7%, to $157.7 million at March 31, 2013, from $155.1 million at December 31, 2012.  The increase is primarily due to an increase in money market accounts which increased $0.4 million, or 1.9% from December 31, 2012 to March 31, 2013, an increase in savings accounts of $1.8 million, or 11.7%, and an increase in checking accounts which increased $2.6 million, or 15.7%.  These increases were offset slightly by a decrease in certificates of deposit of $2.2 million, or 2.1%, from December 31, 2012 to March 31, 2013.  The increase in money market, savings, and checking accounts is primarily due to customers moving funds into non-term products as they wait for a better rate environment.

Other liabilities comprised of primarily deferred compensation expenses, accrued expenses and escrow payable, increased slightly as the balances were $2.9 million at March 31, 2013 compared to $2.7 million at December 31, 2012.

Equity increased $0.3 million, or 1.1%, to $21.3 million at March 31, 2013, from $21.0 million at December 31, 2012.  The increase in equity is primarily related to the net income for the three months ended March 31, 2013 of approximately $0.3 million.

The ongoing state of economic uncertainty continues to affect our asset quality.  We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, high unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have resulted in nonperforming loans totaling 5.3% of total loan receivables as of March 31, 2013, which is up slightly from 5.0% as of December 31, 2012.

The Company’s nonperforming assets consist of non-accrual loans, loans past due greater than 90 days and still accruing and foreclosed real estate.  Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due.  Interest previously accrued but uncollected is reversed and charged against interest income. During the first three months of 2013, nonaccrual loans increased 7.5% to $6.5 million from $6.1 million as of December 31, 2012.  This increase is primarily due to the addition of 10 one-to-four family properties totaling approximately $1.6 million being placed on non-accrual status, as certain customers continue to be challenged by local economic conditions during these difficult economic times.  The increase was offset by three loans totaling approximately $0.4 million that were upgraded to performing status, two loans with partial charge-offs totaling approximately $0.1 million, one loan of approximately $0.2 million was paid-off, one loan of approximately $0.3 million was moved to held for sale, and two loans of approximately $0.1 million were moved to foreclosed real estate.

The following table summarizes nonperforming assets for the prior five quarters.
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Non-accrual:	(In Thousands)
One-to-four family	$4,153	$3,067	$5,687	$6,481	$7,033
Multi-family	-	-	5	6	305
Non-residential real estate	2,355	2,986	1,618	1,740	1,977
Commercial	-	-	-	-	-
Consumer direct	-	-	-	18	21
Purchased auto	-	-	17	-	2
Total non-accrual loans	6,508	6,053	7,327	8,245	9,338
Past due greater than 90 days and still accruing:
One-to-four family	15	107	64	-	145
Non-residential real estate	-	164	-	-	-
Consumer direct	1	-	-	-	-
Total nonperforming loans	6,524	6,324	7,391	8,245	9,483
Foreclosed real estate	900	1,297	1,122	1,247	354
Other repossessed assets	12	-	19	-	12
Total nonperforming assets	$7,436	$7,621	$8,532	$9,492	$9,849

The table below presents selected asset quality ratios for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Allowance for loan losses as a percent of gross loans receivable	2.90%	2.69%	2.80%	3.29%	3.70%
Allowance for loan losses as a percent of total nonperforming loans	55.13%	53.46%	49.47%	51.96%	51.33%
Nonperforming loans as a percent of gross loans receivable	5.25%	5.04%	5.66%	6.34%	7.20%
Nonperforming loans as a percent of total assets	3.58%	3.53%	4.06%	4.44%	5.09%
Nonperforming assets as a percent of total assets	4.08%	4.26%	4.68%	5.11%	5.29%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

General.  Net income for the three months ended March 31, 2013 was $266,500 compared to net income of $239,700 for the three months ended March 31, 2012.  Net income improved during the first quarter of 2013 primarily due to lower levels of provision for loan losses than in the 2012 period, lower funding costs and lower tax expenses.  These positive variances were slightly offset by lower interest and dividend income, a slight decrease in other income and an increase in operating costs.

Net Interest Income.  The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2013 and 2012.
	Three Months Ended March 31,
	2013	2012	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,660	$1,777	$(117)	(6.58	) %
Securities:
Residential mortgage-backed securities	114	189	(75)	(39.68)
U.S. agency securities	-	17	(17)	(100.00)
State and municipal securities	61	41	20	48.78
Dividends on non-marketable equity securities	1	1	-	-
Interest-bearing deposits	1	1	-	-
Total interest and dividend income	1,837	2,026	(189)	(9.33)
Interest expense:
Deposits	424	587	(163)	(27.77)
Total interest expense	424	587	(163)	(27.77)
Net interest income	$1,413	$1,439	$(26)	(1.81	) %

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
	Three Months Ended March 31,
	2013			2012
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$121,290	$1,660	5.47%	$124,141	$1,777	5.73%
Securities, net (2)	31,070	175	2.27%	33,974	247	2.91%
Non-marketable equity securities	1,334	1	0.30%	2,133	1	0.19%
Interest-bearing deposits	11,098	1	0.04%	5,219	1	0.08%
Total interest-earning assets	164,792	1,837	4.46%	165,467	2,026	4.90%
Interest-bearing liabilities
Money Market accounts	$21,071	$14	0.27%	$19,505	$26	0.53%
Passbook accounts	16,354	4	0.10%	14,351	5	0.14%
Certificates of Deposit accounts	101,460	404	1.59%	110,710	553	2.00%
Checking accounts	13,280	2	0.06%	12,748	3	0.09%
Total interest-bearing liabilities	152,165	424	1.11%	157,314	587	1.49%
NET INTEREST INCOME		$1,413			$1,439
NET INTEREST RATE SPREAD (3)			3.35%			3.41%
NET INTEREST MARGIN (4)			3.43%			3.48%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			108.30%			105.18%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2013 and 2012.   The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
	Three Months Ended March 31, 2013 Compared to 2012 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(38)	$(79)	$(117)
Securities, net	(16)	(56)	(72)
Non-marketable equity securities	(1)	1	-
Interest-bearing deposits	1	(1)	-
Total interest-earning assets	$(54)	$(135)	$(189)
Interest expense on
Money Market accounts	$1	$(13)	$(12)
Passbook accounts	1	(2)	(1)
Certificates of Deposit accounts	(37)	(112)	(149)
Checking	-	(1)	(1)
Total interest-bearing liabilities	(35)	(128)	(163)
Change in net interest income	$(19)	$(7)	$(26)

Net interest income decreased $26,000, or 1.8%, to remain constant at $1.4 million for both the three months ended March 31, 2013 and 2012, respectively.  Interest and dividend income decreased $189,000 due to the decline in average interest earning assets of $0.7 million and the yield decreasing on interest earning assets from 4.9% to 4.5%.  The decline in the securities and loan portfolios contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the first quarter of 2013. This decline in interest income was offset by a $163,000, or 27.8%, reduction in interest expense. The cost of funds declined 38 basis points, or 27.8%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to the continued low rate environment.  Additionally, the average balance of interest bearing liabilities declined by $5.1 million, or 3.3%.

Provision for Loan Losses. Management recorded a loan loss provision of $330,000 for the three months ended March 31, 2013, compared to $438,500 for the three months ended March 31, 2012.  The economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations.  The decreased payment activity and continued degradation of property values are the result of local economic conditions continuing to lag national indicators, including higher levels of unemployment locally of 13.1%, versus 9.5% for the State of Illinois and the national level of 7.6%.  The level of the provision is primarily attributed to the specific reserve required for several one-to-four family properties that deteriorated in the current period due to the borrowers not being able to continue making payments per terms of their original mortgages or due to the continued economic activity impacting valuations for properties that are evaluated individually.   During the current period, the level of charge-off has remained consistent and is lower than in previous periods such that our historical loss results have stabilized rather than continuing to rise which had a positive effect on the general portion of the reserve.

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

Other Income. The following table summarizes other income for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$14	$(14)	(100.00	) %
Gain on sale of loans	19	28	(9)	(32.14)
Gain on sale of OREO	51	79	(28)	(35.44)
Origination of mortgage servicing rights, net of amortization	4	3	1	33.33
Customer service fees	71	69	2	2.90
Income on bank owned life insurance	7	8	(1)	(12.50)
Other	31	11	20	181.82
Total other income	$183	$212	$(29)	(13.68	) %

The decrease in total other income was primarily due to decreases in gains on the sales of OREO, securities, and loans. During the first quarter of 2013 and 2012 the Company sold three of its OREO properties for net gains. The decrease in gain on sale of securities is a result of there being no securities sold during the first quarter of 2013, while six securities were sold for a net gain during the first quarter of 2012.  The decrease in gain on sale of loans is a result of fewer loan originations and sales of loans during the first quarter of 2013 as compared to the first quarter of 2012.   The decreases were offset by an increase in other income which is primarily due to an increase in rental income on OREO properties of approximately $18,000.

Other Expenses.  The following table summarizes other expenses for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$377	$340	$37	10.88%
Directors fees	25	21	4	19.05
Occupancy	110	105	5	4.76
Deposit insurance premium	58	60	(2)	(3.33)
Legal and professional services	69	56	13	23.21
Data processing	76	96	(20)	(20.83)
Valuation adjustments and expenses on foreclosed real estate	105	20	85	425.00
Loss on sale of repossessed assets	-	12	(12)	(100.00)
Loss on consumer loans	-	42	(42)	(100.00)
Other	149	112	37	33.04
Total other expenses	$969	$864	$105	12.15%

Efficiency ratio (1)	60.71%	52.33%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in valuation adjustments and expenses on foreclosed real estate, increases in salaries and employee benefits, and an increase in legal and professional services.  The increases were offset by the absence of losses on the sale of repossessed assets and the absence of losses on consumer loans during the three months ended March 31, 2013 as compared to the three the three months ended March 31, 2012.  The efficiency ratio increased due to higher costs for the period and lower revenues.

Income Taxes.  The Company recorded income tax expense of $31,500 for the three months ended March 31, 2013 and income tax expense of $109,400 for the three months ended March 31, 2012.

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

At March 31, 2013 the Bank had outstanding commitments to originate $1.6 million in loans, unfunded lines of credit of $8.4 million, a commitment to purchase $4.0 million in auto loans, and no unfunded commitments on construction loans.  In addition, as of March 31, 2013 the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $59.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents.  As of March 31, 2013, the Bank had $53.7 million of available credit from the FHLBC.  There were no FHLBC advances outstanding at March 31, 2013.  In addition, as of March 31, 2013, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock.  Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2013, the Company had cash and cash equivalents of $284,000.

Capital.  The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at March 31, 2013 of 10.18%, 16.82% and 18.10%, respectively, compared to ratios at December 31, 2012 of 10.30%, 16.92% and 18.19%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  As of March 31, 2013, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: May 14, 2013	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)