Form 10-Q
period 2013-06-30
Ottawa Savings Bancorp, Inc.
filed 2013-08-13
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 000-51367

OTTAWA SAVINGS BANCORP, INC.

(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	20-3074627 (I.R.S. Employer Identification Number)

925 LaSalle Street	61350
Ottawa, Illinois	(Zip Code)
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2013
Common Stock, $0.01 par value	2,117,979

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2013

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$2,035,212	$1,439,637
Interest bearing deposits	3,697,334	9,348,352
Total cash and cash equivalents	5,732,546	10,787,989
Federal funds sold	3,851,000	1,666,000
Securities held to maturity (fair value of $13 at December 31, 2012)	-	12
Securities available for sale	35,868,479	28,863,603
Non-marketable equity securities	1,233,536	1,334,436
Loans, net of allowance for loan losses of $3,850,222 and $3,381,441 at June 30, 2013 and December 31, 2012, respectively	115,884,943	121,994,851
Loans held for sale	83,600	171,095
Premises and equipment, net	6,544,887	6,629,794
Accrued interest receivable	751,773	696,638
Foreclosed real estate	762,656	1,297,214
Deferred tax assets	2,658,512	2,243,663
Cash value of life insurance	2,099,763	1,587,436
Prepaid FDIC premiums	-	163,999
Income tax refunds receivable	159,783	166,590
Other assets	1,337,787	1,442,841
Total assets	$176,969,265	$179,046,161
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$4,730,037	$4,313,635
Interest bearing	147,869,772	150,761,010
Total deposits	152,599,809	155,074,645
Accrued interest payable	2,420	806
Other liabilities	3,028,738	2,686,620
Total liabilities	155,630,967	157,762,071
Commitments and contingencies
Redeemable common stock held by ESOP plan	314,964	237,712
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,702,698	8,705,547
Retained earnings	14,156,489	13,689,967
Unallocated ESOP shares	(330,694)	(356,132)
Unearned management recognition plan shares	(27,565)	(33,977)
Accumulated other comprehensive income	27,239	468,554
	22,550,416	22,496,208
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(314,964)	(237,712)
Total stockholders' equity	21,023,334	21,046,378
Total liabilities and stockholders' equity	$176,969,265	$179,046,161

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income:
Interest and fees on loans	$1,606,395	$1,805,713	$3,266,143	$3,582,616
Securities:
Residential mortgage-backed and related securities	106,002	163,581	220,195	352,567
U.S. agency securities	-	16,663	-	33,422
State and municipal securities	66,089	51,014	127,470	92,072
Dividends on non-marketable equity securities	848	1,270	1,713	1,861
Interest-bearing deposits	1,841	1,484	3,069	2,573
Total interest and dividend income	1,781,175	2,039,725	3,618,590	4,065,111
Interest expense:
Deposits	384,895	552,941	808,528	1,139,631
Borrowings	-	-	-	1
Total interest expense	384,895	552,941	808,528	1,139,632
Net interest income	1,396,280	1,486,784	2,810,062	2,925,479
Provision for loan losses	220,000	563,500	550,000	1,002,000
Net interest income after provision for loan losses	1,176,280	923,284	2,260,062	1,923,479
Other income:
Gain on sale of securities	-	-	-	13,948
Gain on sale of loans	28,220	30,516	46,745	58,372
Gain on sale of OREO	-	-	14,150	69,722
Origination of mortgage servicing rights, net of amortization	430	(750)	4,654	2,751
Customer service fees	72,138	70,406	143,414	139,296
Income on bank owned life insurance	4,912	7,790	12,327	15,403
Other	127,986	18,475	158,557	29,836
Total other income	233,686	126,437	379,847	329,328
Other expenses:
Salaries and employee benefits	378,351	363,723	755,657	703,290
Directors fees	25,200	21,000	50,400	42,000
Occupancy	110,429	112,118	220,413	217,067
Deposit insurance premium	56,656	60,410	114,664	120,439
Legal and professional services	73,975	56,166	142,368	111,729
Data processing	74,475	64,717	150,471	161,264
Valuation adjustments and expenses on foreclosed real estate	70,302	25,546	175,032	46,044
Loss on sale of OREO	37,048	9,601	-	-
Loss on sale of reposessed assets	385	2,612	385	14,472
Loss on consumer loans	-	-	-	41,514
Other	148,965	145,319	298,371	257,403
Total other expenses	975,786	861,212	1,907,761	1,715,222
Income before income tax expense	434,180	188,509	732,148	537,585
Income tax expense	234,131	33,301	265,626	142,707
Net income	$200,049	$155,208	$466,522	$394,878
Basic earnings per share	$0.10	$0.07	$0.22	$0.19
Diluted earnings per share	$0.10	$0.07	$0.22	$0.19

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive (Loss) Income

Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$200,049	$155,208	$466,522	$394,878
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(553,844)	91,483	(668,659)	74,198
Reclassification adjustment for (gains) included in net income	-	-	-	(13,948)
Other comprehensive (loss) income, before tax	(553,844)	91,483	(668,659)	60,250
Income tax (benefit) expense related to items of other comprehensive (loss) income	(188,307)	31,104	(227,344)	20,485
Other comprehensive (loss) income, net of tax	(365,537)	60,379	(441,315)	39,765
Comprehensive (loss) income	$(165,488)	$215,587	$25,207	$434,643

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash Flows from Operating Activities
Net income	$466,522	$394,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93,479	100,383
Provision for loan losses	550,000	1,002,000
Provision for deferred income taxes	(187,505)	149,939
Net amortization of premiums and discounts on securities	291,687	243,935
Gain on sale of securities	-	(13,948)
Origination of mortgage loans held for sale	(3,748,533)	(4,428,809)
Proceeds from sale of mortgage loans held for sale	3,882,773	4,397,187
Gain on sale of loans, net	(46,745)	(58,372)
Origination of mortgage servicing rights, net of amortization	(4,654)	(2,751)
Proceeds from sale of non-mortgage loans held for sale	268,634	-
Gain on sale of foreclosed real estate	(14,150)	(69,722)
Write down of foreclosed real estate	63,284	-
Loss on sale of repossessed assets	385	14,472
Loss on consumer loans	-	41,514
ESOP compensation expense	15,435	12,481
MRP compensation expense	6,412	601
Compensation expense on RRP options granted	7,154	3,634
Increase in cash surrender value of life insurance	(12,327)	(15,403)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	163,999	115,153
(Increase) decrease in accrued interest receivable	(55,135)	10,468
Decrease in other assets	150,708	8,730
Decrease in income tax refunds receivable	6,807	51,257
Increase in accrued interest payable and other liabilities	343,732	220,237
Net cash provided by operating activities	2,241,962	2,177,864
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(11,562,856)	(7,896,364)
Sales, maturities and paydowns	3,597,634	6,979,240
Securities held to maturity:
Sales, maturities and paydowns	12	1
Purchase of bank-owned life insurance	(500,000)	-
Net decrease in loans	4,977,626	527,737
Net increase in federal funds sold	(2,185,000)	(1,682,000)
Proceeds from sale of foreclosed real estate	754,572	270,884
Proceeds from sale of repossessed assets	3,115	26,516
Purchase of premises and equipment	(8,572)	(23,236)
Sale of non-marketable equity securities	100,900	778,932
Net cash used in investing activities	(4,822,569)	(1,018,290)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(2,474,836)	2,056,247
Net cash (used in) provided by financing activities	(2,474,836)	2,056,247
Net (decrease) increase in cash and cash equivalents	(5,055,443)	3,215,821
Cash and cash equivalents:
Beginning	10,787,989	2,945,465
Ending	$5,732,546	$6,161,286
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$806,914	$1,135,775
Interest paid on borrowings	-	1
Income taxes paid, net of (refunds) received	125,000	(127,935)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	269,148	1,217,148
Other assets acquired in settlement of loans	44,500	1,100
Sale of foreclosed real estate through loan origination	-	328,436
Transfer of non-mortgage loans to held for sale	268,634	-
Deferred gains on the sale of OREO properties	-	17,618
Increase in ESOP put option liability	77,252	41,740

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $177.0 million at June 30, 2013 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of June 30, 2013, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

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

At June 30, 2013, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2013. Reference should be made to Note 4 below for explanation of a change the Company made to the calculation it uses to determine historical loss rates that are used in the allowance for loan losses calculation.

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

Due to changing economic conditions which has resulted in reduced charge-offs through June 30, 2013, management evaluated and changed the historical loss period used in the allowance for loan losses calculation during the quarter ended June 30, 2013. Through March 31, 2013, management used the most recent eight quarters of loss history to calculate historical loss rates. The weighting applied to the quarters was graduated, with heavier weightings applied to the most recent quarters of loss history. Beginning with the quarter ended June 30, 2013, management expanded the loss period and began using the most recent twelve quarters of loss history to calculate historical loss rates. The weighting applied to the quarters is still graduated, with heavier weightings applied to the most recent quarters of loss history; however, the weighting applied has a lesser graduation than the previous methodology. The new weighting applies 40% to each of the most recent four quarters and 30% to each of the next eight quarters. Management evaluated the impact of the change in methodology by calculating the allowance for loan losses using both the old methodology and the new methodology at June 30, 2013, and determined that the change in methodology did not have a material impact on the allowance for loan losses as of June 30, 2013.

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

Per accounting guidance, the Company reviewed its deferred tax assets at June 30, 2013 and determined that no valuation allowance was necessary. Despite a continued challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$200,049	$155,208	$466,522	$394,878
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,117,979	2,117,979	2,117,979
Weighted average unallocated ESOP shares	(33,903)	(38,991)	(34,535)	(39,627)
Weighted average unvested MRP shares	(6,719)	(8,899)	(6,719)	(8,899)
Basic weighted average shares outstanding	2,077,357	2,070,089	2,076,725	2,069,453
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	4,916	5,373	4,931	19,419
Weighted average RRP options outstanding *	-	-	-	-
Dilutive weighted average shares outstanding	2,082,273	2,075,462	2,081,655	2,088,872
Basic earnings per share	$0.10	$0.07	$0.22	$0.19
Diluted earnings per share	$0.10	$0.07	$0.22	$0.19

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At June 30, 2013, 34,996 shares at a fair value of $9.00 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	June 30,	December 31,
	2013	2012
Shares allocated	43,245	40,701
Shares withdrawn from the plan	(8,249)	(6,250)
Unallocated shares	33,069	35,613
Total ESOP shares	68,065	70,064
Fair value of unallocated shares	$297,621	$245,730

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013:
Available for Sale
State and municipal securities	$8,698,899	$128,714	$228,875	$8,598,738
Residential mortgage-backed securities	27,128,308	349,566	208,133	27,269,741
	$35,827,207	$478,280	$437,008	$35,868,479
December 31, 2012:
Held to Maturity
Residential mortgage-backed securities	$12	$1	$-	$13
Available for Sale
State and municipal securities	6,789,496	343,292	12,266	7,120,522
Residential mortgage-backed securities	21,364,176	478,917	100,012	21,743,081
	$28,153,672	$822,209	$112,278	$28,863,603

The amortized cost and fair value at June 30, 2013, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due after three months through one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	3,335,049	3,344,517
Due after ten years	5,363,850	5,254,221
Residential mortgage-backed securities	27,128,308	27,269,741
	$35,827,207	$35,868,479

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
Securities Available for Sale
State and municipal securities	$4,291,803	$228,875	$-	$-	$4,291,803	$228,875
Residential mortgage-backed securities	9,037,265	100,352	4,560,115	107,781	13,597,380	208,133
	$13,329,068	$329,227	$4,560,115	$107,781	$17,889,183	$437,008

December 31, 2012
Securities Available for Sale
State and municipal securities	$1,160,173	$12,266	$-	$-	$1,160,173	$12,266
Residential mortgage-backed securities	4,318,926	73,606	2,587,548	26,406	6,906,474	100,012
	$5,479,099	$85,872	$2,587,548	$26,406	$8,066,647	$112,278

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

At June 30, 2013, 26 securities had unrealized losses with an aggregate depreciation of 2.38% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at June 30, 2013 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three months ended June 30, 2013 and 2012, resulting in no realized gains or losses for the three months ended June 30, 2013 and 2012.

There were no proceeds from the sales of securities for the six months ended June 30, 2013 and proceeds of $3.0 million for the six months ended June 30, 2012. There were no realized gains for the six months ended June 30, 2013 and gross realized gains of $58,614 for the six months ended June 30, 2012. There were no realized losses for the six months ended June 30, 2013 and gross realized losses of $44,666 for the six months ended June 30, 2012. The tax provision applicable to these net realized gains amounted to none and $4,742, respectively.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	June 30,	December 31,
	2013	2012
Mortgage loans:
One-to-four family residential loans	$80,822,485	$83,018,756
Multi-family residential loans	2,914,806	4,849,766
Total mortgage loans	83,737,291	87,868,522

Other loans:
Non-residential real estate loans	18,622,127	20,506,860
Commercial loans	7,929,054	8,648,191
Consumer direct	509,971	542,652
Purchased auto	8,936,722	7,810,067
Total other loans	35,997,874	37,507,770
Gross loans	119,735,165	125,376,292
Less: Allowance for loan losses	(3,850,222)	(3,381,441)
Loans, net	$115,884,943	$121,994,851

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Purchased auto	$1,523,085	$2,314,056	$3,026,236	$4,846,588

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
One-to-four family	$(69,722)	$(977,802)	$(182,307)	$(1,236,974)
Multi-family	-	(133,429)	-	(133,429)
Non-residential	107,187	(39,024)	107,187	(87,764)
Commercial	-	-	-	(7,259)
Consumer direct	-	29	-	29
Purchased auto	(4,447)	2,372	(6,099)	110
Net (charge-offs) / recoveries	$33,018	$(1,147,854)	$(81,219)	$(1,465,287)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

    The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 and 2012:

June 30, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,648,601	$130,898	$676,883	$56,441	$-	$84,381	$3,597,204
Provision charged to income	329,763	(74,907)	(70,976)	27,119	3,674	5,327	220,000
Loans charged off	(72,222)	-	(28,907)	-	-	(6,474)	(107,603)
Recoveries of loans previously charged off	2,500	-	136,094	-	-	2,027	140,621
Balance at end of period	$2,908,642	$55,991	$713,094	$83,560	$3,674	$85,261	$3,850,222

June 30, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$3,230,276	$317,218	$1,186,968	$91,274	$4,952	$37,791	$4,868,479
Provision charged to income	500,533	17,583	78,215	(45,921)	2,765	10,325	563,500
Loans charged off	(984,685)	(133,429)	(39,024)	-	-	-	(1,157,138)
Recoveries of loans previously charged off	6,883	-	-	-	29	2,372	9,284
Balance at end of period	$2,753,007	$201,372	$1,226,159	$45,353	$7,746	$50,488	$4,284,125

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and 2012:

June 30, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441
Provision charged to income	1,033,613	(105,910)	(406,212)	8,430	2,209	17,870	550,000
Loans charged off	(187,307)	-	(28,907)	-	-	(9,596)	(225,810)
Recoveries of loans previously charged off	5,000	-	136,094	-	-	3,497	144,591
Balance at end of period	$2,908,642	$55,991	$713,094	$83,560	$3,674	$85,261	$3,850,222

June 30, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412
Provision charged to income	876,636	(103,741)	168,034	42,041	4,139	14,891	1,002,000
Loans charged off	(1,244,257)	(133,429)	(87,764)	(7,259)	-	(3,931)	(1,476,640)
Recoveries of loans previously charged off	7,283	-	-	-	29	4,041	11,353
Balance at end of period	$2,753,007	$201,372	$1,226,159	$45,353	$7,746	$50,488	$4,284,125

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012:

June 30, 2013	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$3,335,911	$-	$2,230,225	$-	$-	$-	$5,566,136
Loans collectively evaluated for impairment	77,486,574	2,914,806	16,391,902	7,929,054	509,971	8,936,722	114,169,029
Ending Balance	$80,822,485	$2,914,806	$18,622,127	$7,929,054	$509,971	$8,936,722	$119,735,165

Period-end amount allocated to:
Loans individually evaluated for impairment	$908,889	$-	$106,029	$-	$-	$-	$1,014,918
Loans collectively evaluated for impairment	1,999,753	55,991	607,065	83,560	3,674	85,261	2,835,304
Balance at end of period	$2,908,642	$55,991	$713,094	$83,560	$3,674	$85,261	$3,850,222

December 31, 2012	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,891,821	$-	$2,726,297	$-	$-	$-	$5,618,118
Loans collectively evaluated for impairment	80,126,935	4,849,766	17,780,563	8,648,191	542,652	7,810,067	119,758,174
Ending Balance	$83,018,756	$4,849,766	$20,506,860	$8,648,191	$542,652	$7,810,067	$125,376,292

Period-end amount allocated to:
Loans individually evaluated for impairment	$147,209	$-	$31,208	$-	$-	$-	$178,417
Loans collectively evaluated for impairment	1,910,127	161,901	980,911	75,130	1,465	73,490	3,203,024
Balance at end of year	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441

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

The following table presents loans individually evaluated for impairment, by class of loans, as of June 30, 2013 and December 31, 2012:

June 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,399,944	$511,772	$2,824,139	$3,335,911	$908,889	$3,620,166
Multi-family	-	-	-	-	-	-
Non-residential	4,844,978	1,813,278	416,947	2,230,225	106,029	2,233,749
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$8,244,922	$2,325,050	$3,241,086	$5,566,136	$1,014,918	$5,853,915

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,664,253	$820,150	$2,071,671	$2,891,821	$147,209	$6,141,106
Multi-family	-	-	-	-	-	104,209
Non-residential	6,596,593	683,589	2,042,708	2,726,297	31,208	1,814,361
Commercial	-	-	-	-	-	605
Consumer direct	-	-	-	-	-	12,057
Purchased auto	-	-	-	-	-	12,057
	$10,260,846	$1,503,739	$4,114,379	$5,618,118	$178,417	$8,084,395

For the three and six months ended June 30, 2013 and 2012, the Company recognized no accrued or cash basis interest income on impaired loans.

At June 30, 2013, there were 30 impaired loans totaling approximately $5.6 million, compared to 22 impaired loans totaling approximately $5.6 million at December 31, 2012. The change in impaired loans was a result of adding 17 loans totaling approximately $2.2 million to the impaired loan list, offset by writing down and moving three impaired loans totaling approximately $260,000 to OREO, writing down two impaired loans by a total of approximately $147,000, two impaired loan payoffs totaling approximately $1.1 million, and an impaired loan of approximately $269,000 moved to held for sale which was subsequently sold.

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

Impaired loans at June 30, 2013 and December 31, 2012 included $3.1 million of loans whose terms have been modified in troubled debt restructurings. The restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

Loans classified as troubled debt restructuring during the three and six months ended June 30, 2013 and 2012, segregated by class are shown in the tables below.

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	1	$121,427	$13,561
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	-	$-	$-	1	$121,427	$13,561

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	1	$121,427	$13,561
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	-	$-	$-	1	$121,427	$13,561

Troubled debt restructured loans that were restructured during the twelve months prior to the dates indicated and had payment defaults (i.e., 60 days or more past due following a modification), during the three and six months ended June 30, 2013 and 2012, segregated by class, are shown in the tables below.

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	-	$-	-	$-
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	-	$-	-	$-

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	-	$-	1	$212,014
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	-	$-	1	$212,014

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Qualitative factors are updated quarterly for trends in economic and nonperforming factors.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of June 30, 2013 and December 31, 2012:

June 30, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,432,835	$14,737
Multi-family	-	-
Non-residential	2,479,715	51,353
Commercial	-	23,490
Consumer direct	-	647
Purchased auto	-	-
	$5,912,550	$90,227

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,067,190	$106,457
Multi-family	-	-
Non-residential	2,985,987	164,305
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$6,053,177	$270,762

The following table presents the aging of the recorded investment in loans, by class of loans, as of June 30, 2013 and December 31, 2012:

June 30, 2013	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,269,570	$947,795	$907,860	$4,125,225	$76,697,260	$80,822,485
Multi-family	-	-	-	-	2,914,806	2,914,806
Non-residential	45,213	168,587	51,353	265,153	18,356,974	18,622,127
Commercial	21,539	-	23,490	45,029	7,884,025	7,929,054
Consumer direct	-	-	647	647	509,324	509,971
Purchased auto	-	-	-	-	8,936,722	8,936,722
	$2,336,322	$1,116,382	$983,350	$4,436,054	$115,299,111	$119,735,165

December 31, 2012	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,322,111	$616,274	$1,621,408	$4,559,793	$78,458,963	$83,018,756
Multi-family	97,267	-	-	97,267	4,752,499	4,849,766
Non-residential	473,458	334,389	516,414	1,324,261	19,182,599	20,506,860
Commercial	23,601	-	-	23,601	8,624,590	8,648,191
Consumer direct	-	-	-	-	542,652	542,652
Purchased auto	6,422	19,257	-	25,679	7,784,388	7,810,067
	$2,922,859	$969,920	$2,137,822	$6,030,601	$119,345,691	$125,376,292

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

●

Pass – loans classified as pass are of a higher quality and do not fit any of the other “rated” categories below (e.g. special mention, substandard or doubtful). The likelihood of loss is considered remote.

●

Special Mention – loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

●

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

●

Doubtful – loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of June 30, 2013 and December 31, 2012, the risk category of loans by class is as follows:

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,962,734	$3,335,911	$-	$73,523,840
Multi-family	-	195,270	-	-	2,719,536
Non-residential	14,650,533	1,741,369	2,230,225	-	-
Commercial	7,766,765	162,289	-	-	-
Consumer direct	-	-	-	-	509,971
Purchased auto	-	-	-	-	8,936,722
Total	$22,417,298	$6,061,662	$5,566,136	$-	$85,690,069

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,925,077	$2,891,821	$-	$76,201,858
Multi-family	-	3,826	-	-	4,845,940
Non-residential	17,466,220	314,343	2,726,297	-	-
Commercial	8,486,147	162,044	-	-	-
Consumer direct	-	3,766	-	-	538,886
Purchased auto	-	-	-	-	7,810,067
Total	$25,952,367	$4,409,056	$5,618,118	$-	$89,396,751

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $14,000 and $4,000 for the six months ended June 30, 2013 and 2012, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the six months ended June 30, 2013 and 2012, the Company did not grant additional options or shares under the MRP.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2013 and the year ended December 31, 2012. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

				Total
June 30, 2013	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$8,598,738	$-	$8,598,738
Residential mortgage-backed securities available for sale	-	27,269,741	-	27,269,741
	$-	$35,868,479	$-	$35,868,479

				Total
December 31, 2012	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$7,120,522	$-	$7,120,522
Residential mortgage-backed securities available for sale	-	21,743,081	-	21,743,081
	$-	$28,863,603	$-	$28,863,603

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

				Total
June 30, 2013	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$812,362	$812,362
Impaired loans, net	-	-	2,226,168	2,226,168

				Total
December 31, 2012	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$1,305,921	$1,305,921
Impaired loans, net	-	-	3,597,690	3,597,690

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at
	Carrying	June 30, 2013 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,732,546	$5,732,546	$-	$-	$5,732,546
Federal funds sold	3,851,000	3,851,000	-	-	3,851,000
Securities	37,102,015	-	37,102,015	-	37,102,015
Accrued interest receivable	751,773	751,773	-	-	751,773
Net loans	115,884,943	-	-	117,576,000	117,576,000
Loans held for sale	83,600	83,600	-	-	83,600
Mortgage servicing rights	157,527	-	-	157,527	157,527
Financial Liabilities:
Non-interest bearing deposits	4,730,037	4,730,037	-	-	4,730,037
Interest bearing deposits	147,869,772	-	-	147,884,963	147,884,963
Accrued interest payable	2,420	2,420	-	-	2,420

		Fair Value Measurements at
	Carrying	December 31, 2012 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$10,787,989	$10,787,989	$-	$-	$10,787,989
Federal funds sold	1,666,000	1,666,000	-	-	1,666,000
Securities	30,198,051	-	30,198,052	-	30,198,052
Accrued interest receivable	696,638	696,638	-	-	696,638
Net Loans	121,994,851	-	-	123,748,000	123,748,000
Loans held for sale	171,095	171,095	-	-	171,095
Mortgage servicing rights	152,873	-	-	152,873	152,873
Financial Liabilities:
Non-interest bearing deposits	4,313,635	4,313,635	-	-	4,313,635
Interest bearing deposits	150,761,010	-	-	150,921,365	150,921,365
Accrued interest payable	806	806	-	-	806

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of June 30, 2013 and December 31, 2012, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2013 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 28, 2013

GENERAL

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013 AND DECEMBER 31, 2012

The Company's total assets decreased $2.1 million, or 1.2%, to $177.0 million at June 30, 2013, from $179.0 million at December 31, 2012. The decrease in assets was primarily due to a decrease in loans of $6.1 million, and a decrease in cash and cash equivalents of $5.1 million. The decrease in assets was partially offset by an increase in securities available for sale of $7.0 million and an increase in federal funds sold of $2.2 million.

Cash and cash equivalents decreased $5.1 million, or 46.9%, to $5.7 million at June 30, 2013 from $10.8 million at December 31, 2012, primarily as a result of cash used in investing and financing activities exceeding the cash provided by operating activities.

Securities available for sale increased $7.0 million, or 24.3%, to $35.9 million at June 30, 2013 from $28.9 million at December 31, 2012. The increase was primarily the result of $11.6 million in purchases offset by pay-downs of $3.6 million.

Loans, net of the allowance for loan losses, decreased $6.1 million, or 5.0%, to $115.9 million at June 30, 2013 from $122.0 million at December 31, 2012. The decrease in loans, net of the allowance for loan losses, was primarily caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure in one-to-four family residential, non-residential loans, and multifamily residential loans, augmented by an increase in the allowance for loan losses of $0.5 million and partially offset by an increase of $1.1 million in the purchased auto loan portfolio. The Company is focusing its lending efforts on customers based primarily in its local market and purchased auto loans from regulated financial institutions.

Foreclosed real estate decreased approximately $0.5 million, or 41.2%, to $0.8 million at June 30, 2013 from $1.3 million at December 31, 2012. The decrease was primarily due to the sale of 13 properties for aggregate proceeds of $0.8 million offset by the addition of four properties valued at $0.3 million acquired through loan foreclosures due to the continued stress the economic environment has placed on the Company’s customers.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, were comparable between periods as the balances were $1.3 million at June 30, 2013 and $1.4 million at December 31, 2012.

Total deposits decreased $2.5 million, or 1.6%, to $152.6 million at June 30, 2013, from $155.1 million at December 31, 2012. The decrease is primarily due to a decrease in certificates of deposit of $5.7 million, or 5.6%, from December 31, 2012 to June 30, 2013. The decrease was partially offset by an increase in savings accounts of $1.4 million, or 8.9%, an increase in money market accounts of $0.6 million, or 2.7%, and an increase in checking accounts of $1.3 million, or 7.8% from December 31, 2012 to June 30, 2013. The increase in savings, money market, and checking accounts is primarily due to customers moving funds into non-term products as they wait for a better rate environment. The reduction in certificate of deposit accounts is due to management’s strategic initiative to pay competitive rates, but not the highest rates in the market.

Other liabilities comprised of primarily deferred compensation expenses, accrued expenses and escrow payable, increased slightly as the balances were $3.0 million at June 30, 2013 compared to $2.7 million at December 31, 2012.

Equity remained constant, decreasing about $20,000, or 0.1%, to remain $21.0 million at June 30, 2013. The slight decrease in equity is primarily a result of other comprehensive losses on available for sale securities during the period of approximately $0.4 million and an increase in the cash obligation related to ESOP shares of approximately $0.1 million, offset by net income for the six months ended June 30, 2013 of approximately $0.5 million.

The ongoing state of economic uncertainty continues to affect our asset quality. We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have resulted in nonperforming loans totaling 5.0% of total loan receivables as of June 30, 2013 and December 31, 2012.

The Company’s nonperforming assets consist of non-accrual loans, loans past due greater than 90 days and still accruing and foreclosed real estate. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first six months of 2013, nonaccrual loans decreased 2.3% to $5.9 million from $6.1 million as of December 31, 2012. The decrease is a result of payoffs on two loans totaling approximately $1.1 million, three loans totaling approximately $0.4 million that were upgraded to performing status, two loans with partial charge-offs totaling approximately $0.1 million, one loan of approximately $0.3 million was moved to held for sale and subsequently sold, and three loans of approximately $0.3 million were moved to foreclosed real estate. The decreases were offset by the addition of 15 one-to-four family loans totaling approximately $2.0 million and two non-residential loans totaling approximately $0.2 million that were placed on non-accrual status, as certain customers continue to be challenged by local economic conditions during these difficult economic times.

The following table summarizes nonperforming assets for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Non-accrual:	(In Thousands)
One-to-four family	$3,433	$4,153	$3,067	$5,687	$6,481
Multi-family	-	-	-	5	6
Non-residential real estate	2,480	2,355	2,986	1,618	1,740
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	18
Purchased auto	-	-	-	17	-
Total non-accrual loans	5,913	6,508	6,053	7,327	8,245
Past due greater than 90 days and still accruing:
One-to-four family	15	15	107	64	-
Non-residential real estate	51	-	164	-	-
Commercial	23	-	-	-	-
Consumer direct	1	1	-	-	-
Total nonperforming loans	6,003	6,524	6,324	7,391	8,245
Foreclosed real estate	763	900	1,297	1,122	1,247
Other repossessed assets	50	12	9	19	-
Total nonperforming assets	$6,816	$7,436	$7,630	$8,532	$9,492

The table below presents selected asset quality ratios for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Allowance for loan losses as a percent of gross loans receivable	3.21%	2.90%	2.69%	2.80%	3.29%
Allowance for loan losses as a percent of total nonperforming loans	64.13%	55.13%	53.46%	49.47%	51.96%
Nonperforming loans as a percent of gross loans receivable	5.01%	5.25%	5.04%	5.66%	6.34%
Nonperforming loans as a percent of total assets	3.39%	3.58%	3.53%	4.06%	4.44%
Nonperforming assets as a percent of total assets	3.85%	4.08%	4.26%	4.68%	5.11%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

General. Net income for the three months ended June 30, 2013 was $200,000 compared to net income of $155,000 for the three months ended June 30, 2012. Net income improved during the second quarter of 2013 primarily due to lower levels of provision for loan losses than in the 2012 period, lower funding costs, and increases in other income. These positive variances were slightly offset by lower interest and dividend income, an increase in operating costs, and increased tax expenses.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,606	$1,806	$(200)	(11.07)%
Securities:
Residential mortgage-backed securities	106	164	(58)	(35.37)
U.S. agency securities	-	16	(16)	(100.00)
State and municipal securities	66	51	15	29.41
Dividends on non-marketable equity securities	1	1	-	-
Interest-bearing deposits	2	2	-	-
Total interest and dividend income	1,781	2,040	(259)	(12.70)
Interest expense:
Deposits	385	553	(168)	(30.38)
Total interest expense	385	553	(168)	(30.38)
Net interest income	$1,396	$1,487	$(91)	(6.12)%

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

	Three Months Ended June 30,
	2013			2012
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$115,603	$1,606	5.56%	$126,288	$1,806	5.72%
Securities, net (2)	33,808	172	2.04%	34,514	231	2.68%
Non-marketable equity securities	1,267	1	0.32%	1,815	1	0.22%
Interest-bearing deposits	9,478	2	0.80%	7,169	2	0.11%
Total interest-earning assets	160,156	1,781	4.45%	169,786	2,040	4.81%
Interest-bearing liabilities
Money Market accounts	$21,060	$12	0.23%	$21,257	$22	0.41%
Passbook accounts	16,925	3	0.07%	15,574	7	0.18%
Certificates of Deposit accounts	98,348	368	1.50%	108,453	521	1.92%
Checking accounts	13,664	2	0.06%	13,199	3	0.09%
Total interest-bearing liabilities	149,997	385	1.03%	158,483	553	1.40%
NET INTEREST INCOME		$1,396			$1,487
NET INTEREST RATE SPREAD (3)			3.42%			3.41%
NET INTEREST MARGIN (4)			3.49%			3.50%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			106.77%			107.13%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2013 and 2012. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended June 30,
	2013 Compared to 2012
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(148)	$(52)	$(200)
Securities, net	(4)	(55)	(59)
Non-marketable equity securities	-	-	-
Interest-bearing deposits	-	-	-
Total interest-earning assets	$(152)	$(107)	$(259)
Interest expense on
Money Market accounts	$-	$(10)	$(10)
Passbook accounts	-	(4)	(4)
Certificates of Deposit accounts	(38)	(115)	(153)
Checking	-	(1)	(1)
Total interest-bearing liabilities	(38)	(130)	(168)
Change in net interest income	$(114)	$23	$(91)

Net interest income decreased $91,000, or 6.1%, to $1.4 million for the three months ended June 30, 2013 compared to $1.5 million for the three months ended June 30, 2012. Interest and dividend income decreased $259,000 due to the decline in average interest earning assets of $9.6 million and the yield decreasing on interest earning assets from 4.8% to 4.5%. The decline in the securities and loan portfolios contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio declined as the low rate environment continued during the second quarter of 2013. This decline in interest income was offset by a $168,000, or 30.4%, reduction in interest expense. The cost of funds declined 37 basis points, or 26.4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $8.5 million, or 5.4%.

Provision for Loan Losses. Management recorded a loan loss provision of $220,000 for the three months ended June 30, 2013, compared to $563,500 for the three months ended June 30, 2012. The provision is primarily attributed to the reserves required for the one-to-four family segment as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The decreased payment activity and continued degradation of property values are the result of local economic conditions continuing to lag national indicators, including higher levels of unemployment locally of 9.3%, versus 9.1% for the State of Illinois and the national level of 7.6%. During the current period, the level of charge-off has declined due to a recovery on a large loan which had a positive impact on our historical loss results.

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

Other Income. The following table summarizes other income for the three months ended June 30, 2013 and 2012.

	Three months ended
	June 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$-	$-	-%
Gain on sale of loans	28	31	(3)	(9.68)
Gain on sale of OREO	-	-	-	-
Origination of mortgage servicing rights, net of amortization	1	-	1	100.00
Customer service fees	72	70	2	2.86
Income on bank owned life insurance	5	7	(2)	(28.57)
Other	128	18	110	611.11
Total other income	$234	$126	$108	85.71%

The increase in total other income was primarily a result of the receipt of a $108,000 recovery of fraud losses on consumer loans, related to frauds which occurred during 2011 and 2012.

Other Expenses. The following table summarizes other expenses for the three months ended June 30, 2013 and 2012.

	Three months ended
	June 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$379	$364	$15	4.12%
Directors fees	25	21	4	19.05
Occupancy	111	112	(1)	(0.89)
Deposit insurance premium	57	60	(3)	(5.00)
Legal and professional services	73	56	17	30.36
Data processing	75	65	10	15.38
Valuation adjustments and expenses on foreclosed real estate	70	26	44	169.23
Loss on sale of OREO	37	10	27	270.00
Loss on sale of repossessed assets	-	2	(2)	(100.00)
Loss on consumer loans	-	-	-	-
Other	149	145	4	2.76
Total other expenses	$976	$861	$115	13.36%

Efficiency ratio (1)	59.88%	53.38%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in valuation adjustments and expenses on foreclosed real estate, increases in losses on the sale of OREO due to the number of OREO properties, increases in salaries and employee benefits, and an increase in legal and professional services due to compliance related activities. The increases were slightly offset by decreases in losses on the sale of repossessed assets and decreases in deposit insurance premium during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The efficiency ratio increased due to higher costs for the period.

Income Taxes. The Company recorded income tax expenses of $234,000 and $33,300 for the three months ended June 30, 2013 and 2012, respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

General. Net income for the six months ended June 30, 2013 was $466,500 compared to net income of $394,900 for the six months ended June 30, 2012. Net income improved during the six months of 2013 primarily due to lower levels of provision for loan losses than in the 2012 period, lower funding costs, and increases in other income. These positive variances were slightly offset by lower interest and dividend income, an increase in operating costs, and increased tax expenses.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,266	$3,583	$(317)	(8.85)%
Securities:
Residential mortgage-backed securities	220	352	(132)	(37.50)
U.S. agency securities	-	33	(33)	(100.00)
State and municipal securities	128	92	36	39.13
Dividends on non-marketable equity securities	2	2	-	-
Interest-bearing deposits	3	3	-	-
Total interest and dividend income	3,619	4,065	(446)	(10.97)
Interest expense:
Deposits	809	1,140	(331)	(29.04)
Total interest expense	809	1,140	(331)	(29.04)
Net interest income	$2,810	$2,925	$(115)	(3.93)%

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

	Six Months Ended June 30,
	2013			2012
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$118,446	$3,266	5.51%	$125,214	$3,583	5.72%
Securities, net (2)	32,439	348	2.15%	34,244	477	2.79%
Non-marketable equity securities	1,301	2	0.31%	1,974	2	0.20%
Interest-bearing deposits	10,288	3	0.06%	6,194	3	0.10%
Total interest-earning assets	162,474	3,619	4.45%	167,626	4,065	4.85%
Interest-bearing liabilities
Money Market accounts	$21,065	$26	0.25%	$20,381	$48	0.47%
Passbook accounts	16,640	8	0.10%	14,963	11	0.15%
Certificates of Deposit accounts	99,904	772	1.55%	109,581	1,075	1.96%
Checking accounts	13,472	3	0.04%	12,974	6	0.90%
Total interest-bearing liabilities	151,081	809	1.07%	157,899	1,140	1.44%
NET INTEREST INCOME		$2,810			$2,925
NET INTEREST RATE SPREAD (3)			3.38%			3.41%
NET INTEREST MARGIN (4)			3.46%			3.49%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.54%			106.16%

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

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2013 and 2012. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Six Months Ended June 30,
	2013 Compared to 2012
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(188)	$(129)	$(317)
Securities, net	(19)	(110)	(129)
Non-marketable equity securities	(1)	1	-
Interest-bearing deposits	1	(1)	-
Total interest-earning assets	$(207)	$(239)	$(446)
Interest expense on
Money Market accounts	$1	$(23)	$(22)
Passbook accounts	1	(4)	(3)
Certificates of Deposit accounts	(75)	(228)	(303)
Checking	-	(3)	(3)
Total interest-bearing liabilities	(73)	(258)	(331)
Change in net interest income	$(134)	$19	$(115)

Net interest income decreased $115,000, or 3.9%, to $2.8 million for the six months ended June 30, 2013 compared to $2.9 million for the six months ended June 30, 2012. Interest and dividend income decreased $446,000 due to the decline in average interest earning assets of $5.1 million and the yield decreasing on interest earning assets from 4.9% to 4.5%. The decline in the securities and loan portfolios contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio declined as the low rate environment continued during the first six months of 2013. This decline in interest income was offset by a $331,000, or 29.0%, reduction in interest expense. The cost of funds declined 37 basis points, or 25.7%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities decreased by $6.8 million, or 4.3%.

Provision for Loan Losses. Management recorded a loan loss provision of $550,000 for the six months ended June 30, 2013, compared to $1.0 million for the six months ended June 30, 2012. The provision is primarily attributed to the reserves required for the one-to-four family segment as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The decreased payment activity and continued degradation of property values are the result of local economic conditions continuing to lag national indicators, including higher levels of unemployment locally of 9.3%, versus 9.1% for the State of Illinois and the national level of 7.6%. During the current period, the level of charge-off has declined due to a recovery on a large loan which had a positive impact on our historical loss results.

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

Other Income. The following table summarizes other income for the six months ended June 30, 2013 and 2012.

	Six months ended
	June 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$14	$(14)	(100.00)%
Gain on sale of loans	47	58	(11)	(18.97)
Gain on sale of OREO	14	70	(56)	(80.00)
Origination of mortgage servicing rights, net of amortization	5	3	2	66.67
Customer service fees	143	139	4	2.88
Income on bank owned life insurance	12	15	(3)	(20.00)
Other	159	30	129	430.00
Total other income	$380	$329	$51	15.50%

The increase in total other income was primarily a result of the receipt of a $108,000 recovery of fraud losses on consumer loans, related to frauds which occurred during 2011 and 2012. The increase was partially offset by decreases in gains on the sales of OREO, securities, and loans. During the first six months of 2013 the Company sold 13 of its OREO properties for a net gain of $14,000 and during the first six months of 2012 the Company sold three of its OREO properties for a net gain of $70,000. The decrease in gain on sale of securities is a result of there being no securities sold during 2013, while six securities were sold for a net gain during the 2012. The decrease in gain on sale of loans is a result of fewer loan originations and sales of loans during 2013 as compared to 2012.

Other Expenses. The following table summarizes other expenses for the six months ended June 30, 2013 and 2012.

	Six months ended
	June 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$756	$703	$53	7.54%
Directors fees	50	42	8	19.05
Occupancy	221	217	4	1.84
Deposit insurance premium	115	120	(5)	(4.17)
Legal and professional services	142	112	30	26.79
Data processing	151	161	(10)	(6.21)
Valuation adjustments and expenses on foreclosed real estate	175	46	129	280.43
Loss on sale of OREO	-	-	-	-
Loss on sale of repossessed assets	-	14	(14)	(100.00)
Loss on consumer loans	-	42	(42)	(100.00)
Other	298	258	40	15.50
Total other expenses	$1,908	$1,715	$193	11.25%

Efficiency ratio (1)	59.81%	52.70%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in valuation adjustments and expenses on foreclosed real estate due to the number of OREO properties, increases in salaries and employee benefits, and an increase in legal and professional services due to compliance related activities. The increases were offset by the absence of losses on the sale of repossessed assets and the absence of losses on consumer loans during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The efficiency ratio increased due to higher costs for the period and lower revenues.

Income Taxes. The Company recorded income tax expense of $265,600 for the six months ended June 30, 2013 and income tax expense of $142,700 for the six months ended June 30, 2012.

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

At June 30, 2013 the Bank had outstanding commitments to originate $0.6 million in loans, unfunded lines of credit of $7.8 million, a commitment to purchase $2.5 million in auto loans, and $0.1 million in commitments on construction loans. In addition, as of June 30, 2013 the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $54.7 million, as compared to $59.6 million as of March 31, 2013 and $62.0 million as of December 31, 2012. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of June 30, 2013, the Bank had $53.2 million of available credit from the FHLBC. There were no FHLBC advances outstanding at June 30, 2013. In addition, as of June 30, 2013, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2013, the Company had cash and cash equivalents of $259,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at June 30, 2013 of 10.48%, 17.49% and 18.77%, respectively, compared to ratios at December 31, 2012 of 10.30%, 16.92% and 18.19%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the six months ended June 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. As of June 30, 2013, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’sRegistration Statement on Form SB-2, No. 333-123455, filed on May 3, 2005, as amended)

10.1	Ottawa Savings Bank Employee Incentive Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 13, 2013	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)