Form 10-Q
period 2013-09-30
Ottawa Savings Bancorp, Inc.
filed 2013-11-14
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Non-Accelerated Filer ☐     (Do not check if a smaller reporting company)                                             Smaller Reporting Company ☒

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2013
Common Stock, $0.01 par value	2,117,979

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2013

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$1,810,203	$1,439,637
Interest bearing deposits	3,398,756	9,348,352
Total cash and cash equivalents	5,208,959	10,787,989
Federal funds sold	2,885,000	1,666,000
Securities held to maturity (fair value of $13 at December 31, 2012)	-	12
Securities available for sale	34,952,460	28,863,603
Non-marketable equity securities	1,233,536	1,334,436
Loans, net of allowance for loan losses of $3,214,275 and $3,381,441 at September 30, 2013 and December 31, 2012, respectively	113,133,554	121,994,851
Loans held for sale	-	171,095
Premises and equipment, net	6,498,148	6,629,794
Accrued interest receivable	670,709	696,638
Foreclosed real estate	907,320	1,297,214
Deferred tax assets	2,463,044	2,243,663
Cash value of life insurance	2,097,322	1,587,436
Prepaid FDIC premiums	-	163,999
Income tax refunds receivable	-	166,590
Other assets	1,806,574	1,442,841
Total assets	$171,856,626	$179,046,161
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$5,015,782	$4,313,635
Interest bearing	142,644,024	150,761,010
Total deposits	147,659,806	155,074,645
Accrued interest payable	2,780	806
Other liabilities	2,728,591	2,686,620
Total liabilities	150,391,177	157,762,071
Commitments and contingencies
Redeemable common stock held by ESOP plan	290,144	237,712
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,704,577	8,705,547
Retained earnings	14,325,324	13,689,967
Unallocated ESOP shares	(317,975)	(356,132)
Unearned management recognition plan shares	(24,359)	(33,977)
Accumulated other comprehensive (loss) income	(32,249)	468,554
	22,677,567	22,496,208
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(290,144)	(237,712)
Total stockholders' equity	21,175,305	21,046,378
Total liabilities and stockholders' equity	$171,856,626	$179,046,161

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income:
Interest and fees on loans	$1,494,762	$1,707,929	$4,760,905	$5,290,545
Securities:
Residential mortgage-backed and related securities	114,339	146,188	334,534	498,755
U.S. agency securities	-	4,875	-	38,297
State and municipal securities	69,255	59,010	196,725	151,082
Dividends on non-marketable equity securities	831	1,233	2,544	3,094
Interest-bearing deposits	1,233	508	4,302	3,081
Total interest and dividend income	1,680,420	1,919,743	5,299,010	5,984,854
Interest expense:
Deposits	343,977	530,132	1,152,505	1,669,763
Borrowings	-	-	-	1
Total interest expense	343,977	530,132	1,152,505	1,669,764
Net interest income	1,336,443	1,389,611	4,146,505	4,315,090
Provision for loan losses	225,000	330,000	775,000	1,332,000
Net interest income after provision for loan losses	1,111,443	1,059,611	3,371,505	2,983,090
Other income:
Gain on sale of securities	-	-	-	13,948
Gain on sale of loans	18,216	18,674	64,961	77,046
Gain on sale of OREO	-	27,014	-	96,736
Origination of mortgage servicing rights, net of amortization	3,005	(5,791)	7,659	(3,040)
Customer service fees	80,645	73,125	224,059	212,421
(Loss) income on bank owned life insurance	(2,441)	7,827	9,886	23,230
Other	16,039	21,979	174,596	51,815
Total other income	115,464	142,828	481,161	472,156
Other expenses:
Salaries and employee benefits	388,535	399,340	1,144,192	1,102,630
Directors fees	25,200	21,000	75,600	63,000
Occupancy	115,589	111,193	336,002	328,260
Deposit insurance premium	56,999	61,283	171,663	181,722
Legal and professional services	80,435	53,333	222,803	165,062
Data processing	68,497	81,143	218,968	242,407
Valuation adjustments and expenses on foreclosed real estate	71,956	60,913	246,988	106,957
Loss on sale of OREO	18,327	-	4,177	-
Loss on sale of repossessed assets	-	-	385	14,472
Loss on consumer loans	-	-	-	41,514
Other	130,977	120,728	429,348	378,131
Total other expenses	956,515	908,933	2,850,126	2,624,155
Income before income tax expense	270,392	293,506	1,002,540	831,091
Income tax expense	101,557	114,836	367,183	257,543
Net income	$168,835	$178,670	$635,357	$573,548
Basic earnings per share	$0.08	$0.09	$0.31	$0.28
Diluted earnings per share	$0.08	$0.09	$0.31	$0.27

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$168,835	$178,670	$635,357	$573,548
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(90,135)	196,624	(758,794)	194,189
Reclassification adjustment for (gains) included in net income	-	-	-	(13,948)
Other comprehensive (loss) income, before tax	(90,135)	196,624	(758,794)	180,241
Income tax (benefit) expense related to items of other comprehensive (loss) income	(30,647)	66,852	(257,991)	61,282
Other comprehensive (loss) income, net of tax	(59,488)	129,772	(500,803)	118,959
Comprehensive income	$109,347	$308,442	$134,554	$692,507

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash Flows from Operating Activities
Net income	$635,357	$573,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	140,218	150,575
Provision for loan losses	775,000	1,332,000
Provision for deferred income taxes	38,608	244,225
Net amortization of premiums and discounts on securities	459,644	373,010
Gain on sale of securities	-	(13,948)
Origination of mortgage loans held for sale	(5,042,468)	(6,137,409)
Proceeds from sale of mortgage loans held for sale	5,278,524	5,818,255
Gain on sale of loans, net	(64,961)	(77,046)
Origination of mortgage servicing rights, net of amortization	(7,659)	3,040
Proceeds from sale of non-mortgage loans held for sale	268,634	-
Loss (gain) on sale of foreclosed real estate	4,177	(96,736)
Write down of foreclosed real estate	109,284	13,000
Loss on sale of repossessed assets	385	14,472
Loss on consumer loans	-	41,514
ESOP compensation expense	26,458	20,787
MRP compensation expense	9,617	3,806
Compensation expense on RRP options granted	10,730	7,211
Increase in cash surrender value of life insurance	(9,886)	(23,230)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	163,999	173,648
Decrease in accrued interest receivable	25,929	25,930
Increase in other assets	(316,316)	(132,230)
Decrease in income tax refunds receivable	166,590	738,658
Increase (decrease) in accrued interest payable and other liabilities	43,944	(29,427)
Net cash provided by operating activities	2,715,808	3,023,653
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(12,808,383)	(8,369,727)
Sales, maturities and paydowns	5,501,090	10,574,675
Securities held to maturity:
Sales, maturities and paydowns	12	2
Purchase of bank-owned life insurance	(500,000)	-
Net decrease (increase) in loans	7,220,501	(1,432,228)
Net (increase) decrease in federal funds sold	(1,219,000)	60,000
Proceeds from sale of foreclosed real estate	829,095	716,691
Proceeds from sale of repossessed assets	4,357	26,616
Purchase of premises and equipment	(8,572)	(23,236)
Sale of non-marketable equity securities	100,900	1,200,516
Net cash (used in) provided by investing activities	(880,000)	2,753,309
Cash Flows from Financing Activities
Net decrease in deposits	(7,414,838)	(1,410,414)
Net cash used in financing activities	(7,414,838)	(1,410,414)
Net (decrease) increase in cash and cash equivalents	(5,579,030)	4,366,548
Cash and cash equivalents:
Beginning	10,787,989	2,945,465
Ending	$5,208,959	$7,312,013

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,150,531	$1,663,581
Interest paid on borrowings	-	1
Income taxes paid, net of (refunds) received	295,217	(794,787)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	552,662	1,592,746
Other assets acquired in settlement of loans	44,500	20,600
Sale of foreclosed real estate through loan origination	-	397,736
Transfer of non-mortgage loans to held for sale	268,634	-
Deferred gains on the sale of OREO properties	-	17,618
Increase in ESOP put option liability	52,432	72,666

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $171.9 million at September 30, 2013 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of September 30, 2013, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

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

At September 30, 2013, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2013. Reference should be made to Note 4 below for explanation of a change the Company made to the calculation it uses to determine historical loss rates that are used in the allowance for loan losses calculation.

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

Due to changing economic conditions which resulted in reduced charge-offs through June 30, 2013, management evaluated and changed the historical loss period used in the allowance for loan losses calculation during the quarter ended June 30, 2013. Through March 31, 2013, management used the most recent eight quarters of loss history to calculate historical loss rates. The weighting applied to the quarters was graduated, with heavier weightings applied to the most recent quarters of loss history. Beginning with the quarter ended June 30, 2013, management expanded the loss period and began using the most recent twelve quarters of loss history to calculate historical loss rates. The weighting applied to the quarters is still graduated, with heavier weightings applied to the most recent quarters of loss history; however, the weighting applied has a lesser graduation than the previous methodology. The new weighting applies 40% to each of the most recent four quarters and 30% to each of the next eight quarters. Management evaluated the impact of the change in methodology by calculating the allowance for loan losses using both the old methodology and the new methodology at June 30, 2013, and determined that the change in methodology did not have a material impact on the allowance for loan losses as of June 30, 2013.

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

Per accounting guidance, the Company reviewed its deferred tax assets at September 30, 2013 and determined that no valuation allowance was necessary. Despite a continued challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$168,835	$178,670	$635,357	$573,548
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,117,979	2,117,979	2,117,979
Weighted average unallocated ESOP shares	(32,636)	(37,724)	(33,895)	(38,988)
Weighted average unvested MRP shares	(6,719)	(8,899)	(6,719)	(8,899)
Basic weighted average shares outstanding	2,078,624	2,071,356	2,077,365	2,070,092
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	5,028	5,738	5,009	18,753
Weighted average RRP options outstanding *	-	-	-	-
Dilutive weighted average shares outstanding	2,083,652	2,077,094	2,082,374	2,088,845
Basic earnings per share	$0.08	$0.09	$0.31	$0.28
Diluted earnings per share	$0.08	$0.09	$0.31	$0.27

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2013, 36,268 shares at a fair value of $8.00 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	September 30, 2013	December 31, 2012
Shares allocated	44,517	40,701
Shares withdrawn from the plan	(8,249)	(6,250)
Unallocated shares	31,797	35,613
Total ESOP shares	68,065	70,064
Fair value of unallocated shares	$254,376	$245,730

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013:
Available for Sale
State and municipal securities	$8,687,665	$92,745	$319,641	$8,460,769
Residential mortgage-backed securities	26,313,658	358,672	180,639	26,491,691
	$35,001,323	$451,417	$500,280	$34,952,460
December 31, 2012:
Held to Maturity
Residential mortgage-backed securities	$12	$1	$-	$13
Available for Sale
State and municipal securities	6,789,496	343,292	12,266	7,120,522
Residential mortgage-backed securities	21,364,176	478,917	100,012	21,743,081
	$28,153,672	$822,209	$112,278	$28,863,603

The amortized cost and fair value at September 30, 2013, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized Cost	Fair Value

Due after three months through one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	3,336,855	3,309,690
Due after ten years	5,350,810	5,151,079
Residential mortgage-backed securities	26,313,658	26,491,691
	$35,001,323	$34,952,460

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Securities Available for Sale
State and municipal securities	$4,883,362	$319,641	$-	$-	$4,883,362	$319,641
Residential mortgage-backed securities	9,716,208	149,394	1,746,935	31,245	11,463,143	180,639
	$14,599,570	$469,035	$1,746,935	$31,245	$16,346,505	$500,280

December 31, 2012
Securities Available for Sale
State and municipal securities	$1,160,173	$12,266	$-	$-	$1,160,173	$12,266
Residential mortgage-backed securities	4,318,926	73,606	2,587,548	26,406	6,906,474	100,012
	$5,479,099	$85,872	$2,587,548	$26,406	$8,066,647	$112,278

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

At September 30, 2013, 26 securities had unrealized losses with an aggregate depreciation of 2.97% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at September 30, 2013 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three months ended September 30, 2013 and 2012, resulting in no realized gains or losses for the three months ended September 30, 2013 and 2012.

There were no proceeds from the sales of securities for the nine months ended September 30, 2013 and proceeds of $3.0 million for the nine months ended September 30, 2012. There were no realized gains for the nine months ended September 30, 2013 and gross realized gains of $58,614 for the nine months ended September 30, 2012. There were no realized losses for the nine months ended September 30, 2013 and gross realized losses of $44,666 for the nine months ended September 30, 2012. The tax provision applicable to these net realized gains amounted to none and $4,742, respectively.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	September 30, 2013	December 31, 2012
Mortgage loans:
One-to-four family residential loans	$78,606,568	$83,018,756
Multi-family residential loans	2,794,137	4,849,766
Total mortgage loans	81,400,705	87,868,522

Other loans:
Non-residential real estate loans	18,542,330	20,506,860
Commercial loans	6,797,594	8,648,191
Consumer direct	513,581	542,652
Purchased auto	9,093,619	7,810,067
Total other loans	34,947,124	37,507,770
Gross loans	116,347,829	125,376,292
Less: Allowance for loan losses	(3,214,275)	(3,381,441)
Loans, net	$113,133,554	$121,994,851

 Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Purchased auto	$510,729	$504,550	$3,536,965	$5,351,138

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
One-to-four family	$(523,236)	$(763,244)	$(705,543)	$(2,000,218)
Multi-family	(286,906)	-	(286,906)	(133,429)
Non-residential	(54,591)	(183,257)	52,596	(271,021)
Commercial	-	-	-	(7,259)
Consumer direct	(647)	(379)	(647)	(350)
Purchased auto	4,433	(8,656)	(1,666)	(8,546)
Net (charge-offs)/recoveries	$(860,947)	$(955,536)	$(942,166)	$(2,420,823)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 and 2012:

September 30, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,908,642	$55,991	$713,094	$83,560	$3,674	$85,261	$3,850,222
Provision charged to income	(30,762)	377,410	(60,564)	(52,086)	(1,294)	(7,704)	225,000
Loans charged off	(528,313)	(286,906)	(54,680)	-	(647)	-	(870,546)
Recoveries of loans previously charged off	5,077	-	89	-	-	4,433	9,599
Balance at end of period	$2,354,644	$146,495	$597,939	$31,474	$1,733	$81,990	$3,214,275

September 30, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,753,034	$201,375	$1,226,121	$45,355	$7,746	$50,494	$4,284,125
Provision charged to income	483,059	(9,062)	(175,009)	(11,797)	(5,588)	48,397	330,000
Loans charged off	(763,244)	-	(183,257)	-	(531)	(11,042)	(958,074)
Recoveries of loans previously charged off	-	-	-	-	152	2,386	2,538
Balance at end of period	$2,472,849	$192,313	$867,855	$33,558	$1,779	$90,235	$3,658,589

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012:

September 30, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441
Provision charged to income	1,002,851	271,500	(466,776)	(43,656)	915	10,166	775,000
Loans charged off	(715,620)	(286,906)	(83,587)	-	(647)	(9,596)	(1,096,356)
Recoveries of loans previously charged off	10,077	-	136,183	-	-	7,930	154,190
Balance at end of period	$2,354,644	$146,495	$597,939	$31,474	$1,733	$81,990	$3,214,275

September 30, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of year	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412
Provision charged to income	1,359,722	(112,800)	(7,013)	30,246	(1,449)	63,294	1,332,000
Loans charged off	(2,007,501)	(133,429)	(271,021)	(7,259)	(531)	(14,973)	(2,434,714)
Recoveries of loans previously charged off	7,283	-	-	-	181	6,427	13,891
Balance at end of period	$2,472,849	$192,313	$867,855	$33,558	$1,779	$90,235	$3,658,589

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012:

September 30, 2013	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$3,289,437	$-	$2,031,956	$-	$-	$-	$5,321,393
Loans collectively evaluated for impairment	75,317,131	2,794,137	16,510,374	6,797,594	513,581	9,093,619	111,026,436
Ending Balance	$78,606,568	$2,794,137	$18,542,330	$6,797,594	$513,581	$9,093,619	$116,347,829

Period-end amount allocated to:
Loans individually evaluated for impairment	$492,409	$-	$8,771	$-	$-	$-	$501,180
Loans collectively evaluated for impairment	1,862,235	146,495	589,168	31,474	1,733	81,990	2,713,095
Balance at end of period	$2,354,644	$146,495	$597,939	$31,474	$1,733	$81,990	$3,214,275

December 31, 2012	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,891,821	$-	$2,726,297	$-	$-	$-	$5,618,118
Loans collectively evaluated for impairment	80,126,935	4,849,766	17,780,563	8,648,191	542,652	7,810,067	119,758,174
Ending Balance	$83,018,756	$4,849,766	$20,506,860	$8,648,191	$542,652	$7,810,067	$125,376,292

Period-end amount allocated to:
Loans individually evaluated for impairment	$147,209	$-	$31,208	$-	$-	$-	$178,417
Loans collectively evaluated for impairment	1,910,127	161,901	980,911	75,130	1,465	73,490	3,203,024
Balance at end of year	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441

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

The following table presents loans individually evaluated for impairment, by class of loans, as of September 30, 2013 and December 31, 2012:

September 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,630,860	$1,890,588	$1,398,849	$3,289,437	$492,409	$3,578,310
Multi-family	286,906	-	-	-	-	21,378
Non-residential	4,646,709	2,023,185	8,771	2,031,956	8,771	2,175,093
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$8,564,475	$3,913,773	$1,407,620	$5,321,393	$501,180	$5,774,781

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,664,253	$820,150	$2,071,671	$2,891,821	$147,209	$6,141,106
Multi-family	-	-	-	-	-	104,209
Non-residential	6,596,593	683,589	2,042,708	2,726,297	31,208	1,814,361
Commercial	-	-	-	-	-	605
Consumer direct	-	-	-	-	-	12,057
Purchased auto	-	-	-	-	-	12,057
	$10,260,846	$1,503,739	$4,114,379	$5,618,118	$178,417	$8,084,395

For the three and nine months ended September 30, 2013 and 2012, the Company recognized no accrued or cash basis interest income on impaired loans.

At September 30, 2013, there were 33 impaired loans totaling approximately $5.3 million, compared to 22 impaired loans totaling approximately $5.6 million at December 31, 2012. The change in impaired loans was a result of adding 28 loans totaling approximately $3.0 million to the impaired loan list, offset by writing down and moving seven impaired loans totaling approximately $614,000 to OREO, returning five impaired loans totaling approximately $631,000 to performing status, writing down two impaired loans by a total of approximately $147,000, and restructuring 12 impaired loans using A/B note restructurings in which there were five modified loans at market rates remaining which resulted in charge offs of approximately $616,000. Additionally, there were four impaired loan payoffs totaling approximately $1.2 million, and an impaired loan of approximately $269,000 moved to held for sale which was subsequently sold.

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

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less estimated selling costs, for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Impaired loans at September 30, 2013 included $3.5 million of loans whose terms have been modified in troubled debt restructurings compared to $3.1 million at December 31, 2012. The restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

Loans classified as troubled debt restructuring during the three and nine months ended September 30, 2013 and 2012, segregated by class are shown in the tables below.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	5	$657,180	$-	5	$509,875	$-
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	5	$657,180	$-	5	$509,875	$-

During the three months ended September 30, 2013, all five of the one-to-four family loan modifications were classified as TDRs due to A/B note restructurings which involved principal reductions. One of the new modifications paid-off two existing TDRs, with one new note at a market rate. Another of the new modifications restructured 7 impaired loans into an A/B note structure with the new note at a market rate and the B note being charged off. The other three of the new modifications restructured 3 impaired loans for the same borrower into three A/B note structures with three new notes at market rates and the associated B notes being charged off. Total charge-offs were $616,000 for these TDRs.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	5	$657,180	$-	6	$629,770	$-
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	5	$657,180	$-	6	$629,770	$-

Troubled debt restructured loans that were restructured during the twelve months prior to the dates indicated and had payment defaults (i.e., 60 days or more past due following a modification), during the three and nine months ended September 30, 2013 and 2012, segregated by class are shown below.

There were no payment defaults during the three months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	-	$-	1	$212,014
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	-	$-	1	$212,014

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and nonperforming factors, including consideration of TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of September 30, 2013 and December 31, 2012:

September 30, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,384,846	$-
Multi-family	-	-
Non-residential	2,031,956	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$5,416,802	$-

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,067,190	$106,457
Multi-family	-	-
Non-residential	2,985,987	164,305
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$6,053,177	$270,762

The following table presents the aging of the recorded investment in loans, by class of loans, as of September 30, 2013 and December 31, 2012:

September 30, 2013	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,437,129	$300,780	$897,682	$3,635,591	$74,970,977	$78,606,568
Multi-family	265,611	-	-	265,611	2,528,526	2,794,137
Non-residential	436,748	235,000	-	671,748	17,870,582	18,542,330
Commercial	-	-	-	-	6,797,594	6,797,594
Consumer direct	-	-	-	-	513,581	513,581
Purchased auto	-	-	-	-	9,093,619	9,093,619
	$3,139,488	$535,780	$897,682	$4,572,950	$111,774,879	$116,347,829

December 31, 2012	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,322,111	$616,274	$1,621,408	$4,559,793	$78,458,963	$83,018,756
Multi-family	97,267	-	-	97,267	4,752,499	4,849,766
Non-residential	473,458	334,389	516,414	1,324,261	19,182,599	20,506,860
Commercial	23,601	-	-	23,601	8,624,590	8,648,191
Consumer direct	-	-	-	-	542,652	542,652
Purchased auto	6,422	19,257	-	25,679	7,784,388	7,810,067
	$2,922,859	$969,920	$2,137,822	$6,030,601	$119,345,691	$125,376,292

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of September 30, 2013 and December 31, 2012, the risk category of loans by class is as follows:

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$2,284,598	$3,289,437	$-	$73,032,533
Multi-family	-	-	-	-	2,794,137
Non-residential	14,654,770	1,855,604	2,031,956	-	-
Commercial	6,638,131	159,463	-	-	-
Consumer direct	-	859	-	-	512,722
Purchased auto	-	-	-	-	9,093,619
Total	$21,292,901	$4,300,524	$5,321,393	$-	$85,433,011

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,925,077	$2,891,821	$-	$76,201,858
Multi-family	-	3,826	-	-	4,845,940
Non-residential	17,466,220	314,343	2,726,297	-	-
Commercial	8,486,147	162,044	-	-	-
Consumer direct	-	3,766	-	-	538,886
Purchased auto	-	-	-	-	7,810,067
Total	$25,952,367	$4,409,056	$5,618,118	$-	$89,396,751

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $20,000 and $11,000 for the nine months ended September 30, 2013 and 2012, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the nine months ended September 30, 2013 and 2012, the Company did not grant additional options or shares under the MRP.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale

Securities classified as available for sale are recorded at fair value on a recurring basis using pricing obtained from an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, the pricing service estimates the fair values by using pricing models or quoted prices of securities with similar characteristics. For these securities, the inputs used by the pricing service to determine fair value consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and bonds’ terms and conditions, among other things resulting in classification within Level 2. Level 2 securities include state and municipal securities, and residential mortgage-backed securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3. The Company has no securities classified within Level 3.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2013 and the year ended December 31, 2012. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

September 30, 2013	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$8,460,769	$-	$8,460,769
Residential mortgage-backed securities available for sale	-	26,491,691	-	26,491,691
	$-	$34,952,460	$-	$34,952,460

December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$7,120,522	$-	$7,120,522
Residential mortgage-backed securities available for sale	-	21,743,081	-	21,743,081
	$-	$28,863,603	$-	$28,863,603

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

September 30, 2013	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$-	$955,785	$955,785
Impaired loans, net	-	-	906,440	906,440

December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$-	$1,305,921	$1,305,921
Impaired loans, net	-	-	3,597,690	3,597,690

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are as follows:

	Carrying	Fair Value Measurements at September 30, 2013 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,208,959	$5,208,959	$-	$-	$5,208,959
Federal funds sold	2,885,000	2,885,000	-	-	2,885,000
Securities	36,185,996	-	36,185,996	-	36,185,996
Accrued interest receivable	670,709	670,709	-	-	670,709
Net loans	113,133,554	-	-	114,264,000	114,264,000
Loans held for sale	-	-	-	-	-
Mortgage servicing rights	160,532	-	-	160,532	160,532
Financial Liabilities:
Non-interest bearing deposits	5,015,782	5,015,782	-	-	5,015,782
Interest bearing deposits	142,644,024	-	-	142,634,218	142,634,218
Accrued interest payable	2,780	2,780	-	-	2,780

	Carrying	Fair Value Measurements at December 31, 2012 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$10,787,989	$10,787,989	$-	$-	$10,787,989
Federal funds sold	1,666,000	1,666,000	-	-	1,666,000
Securities	30,198,051	-	30,198,052	-	30,198,052
Accrued interest receivable	696,638	696,638	-	-	696,638
Net loans	121,994,851	-	-	123,748,000	123,748,000
Loans held for sale	171,095	171,095	-	-	171,095
Mortgage servicing rights	152,873	-	-	152,873	152,873
Financial Liabilities:
Non-interest bearing deposits	4,313,635	4,313,635	-	-	4,313,635
Interest bearing deposits	150,761,010	-	-	150,921,365	150,921,365
Accrued interest payable	806	806	-	-	806

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

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of September 30, 2013 and December 31, 2012, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2013 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 28, 2013

GENERAL

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

The Company's total assets decreased $7.2 million, or 4.0%, to $171.9 million at September 30, 2013, from $179.0 million at December 31, 2012. The decrease in assets was primarily due to a decrease in loans of $8.9 million, and a decrease in cash and cash equivalents of $5.6 million. The decrease in assets was partially offset by an increase in securities available for sale of $6.1 million and an increase in federal funds sold of $1.2 million.

Cash and cash equivalents decreased $5.6 million, or 51.7%, to $5.2 million at September 30, 2013 from $10.8 million at December 31, 2012, primarily as a result of cash used in investing and financing activities exceeding the cash provided by operating activities, and decrease in deposits which resulted from management strategically pricing deposits based on market conditions.

Securities available for sale increased $6.1 million, or 21.1%, to $35.0 million at September 30, 2013 from $28.9 million at December 31, 2012. The increase was primarily the result of $12.8 million in purchases offset by pay-downs of $5.5 million.

Loans, net of the allowance for loan losses, decreased $8.9 million, or 7.3%, to $113.1 million at September 30, 2013 from $122.0 million at December 31, 2012. The decrease in loans, net of the allowance for loan losses, was primarily caused by a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure in one-to-four family residential, non-residential loans, and multifamily residential loans, augmented by a decrease in the allowance for loan losses of $0.2 million and partially offset by an increase of $1.3 million in the purchased auto loan portfolio. The Company is focusing its lending efforts on customers based primarily in its local market and purchased auto loans from regulated financial institutions.

Foreclosed real estate decreased approximately $0.4 million, or 30.1%, to $0.9 million at September 30, 2013 from $1.3 million at December 31, 2012. The decrease was primarily due to the sale of 19 properties for aggregate proceeds of $0.8 million offset by the addition of 11 properties valued at $0.6 million acquired through loan foreclosures due to the continued stress the economic environment has placed on the Company’s customers and further write-downs of $0.1 million due to declines in real estate values.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, increased approximately $0.4 million, or 25.2%, to $1.8 million at September 30, 2013 from $1.4 million at December 31, 2012.

Total deposits decreased $7.4 million, or 4.8%, to $147.7 million at September 30, 2013, from $155.1 million at December 31, 2012. The decrease is primarily due to a decrease in certificates of deposit of $8.7 million, or 8.5% and a decrease in money market accounts of $0.6 million, or 3.0%, from December 31, 2012 to September 30, 2013. The decrease was partially offset by an increase in savings accounts of $0.8 million, or 5.0%, and an increase in checking accounts of $1.2 million, or 6.9% from December 31, 2012 to September 30, 2013. The increase in savings and checking accounts is primarily due to customers moving funds into non-term products as they wait for a better rate environment. The reduction in certificate of deposit accounts is due to management’s strategic initiative to pay competitive rates, but not the highest rates in the market.

Other liabilities comprised of primarily deferred compensation expenses, accrued expenses and escrow payable, remained constant, increasing about $42,000, or 1.6%, to remain at $2.7 million at September 30, 2013.

Equity increased approximately $129,000, or 0.6%, to $21.2 million at September 30, 2013, from $21.0 million at December 31, 2012. The increase in equity is primarily a result of net income for the nine months ended September 30, 2013 of approximately $0.6 million, offset by other comprehensive losses on available for sale securities during the period of approximately $0.5 million.

The ongoing state of economic uncertainty continues to affect our asset quality. We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have resulted in nonperforming loans totaling 4.6% of total loan receivables as of September 30, 2013, which is down slightly from 5.0% at December 31, 2012.

The Company’s nonperforming assets consist of non-accrual loans, loans past due greater than 90 days and still accruing and foreclosed real estate. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first nine months of 2013, nonaccrual loans decreased 8.8% to $5.5 million from $6.1 million as of December 31, 2012. The decrease is a result of payoffs on four loans totaling approximately $1.2 million, five loans totaling approximately $0.6 million that were upgraded to performing status, two loans with partial charge-offs totaling approximately $0.1 million, one loan of approximately $0.3 million was moved to held for sale and subsequently sold, and seven loans of approximately $0.6 million were moved to foreclosed real estate. The decreases were offset by the addition of 26 one-to-four family loans totaling approximately $2.8 million and two non-residential loans totaling approximately $0.2 million that were placed on non-accrual status, as certain customers continue to be challenged by local economic conditions during these difficult economic times.

The following table summarizes nonperforming assets for the prior five quarters.

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Non-accrual:	(In Thousands)
One-to-four family	$3,385	$3,433	$4,153	$3,067	$5,687
Multi-family	-	-	-	-	5
Non-residential real estate	2,032	2,480	2,355	2,986	1,618
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Purchased auto	-	-	-	-	17
Total non-accrual loans	5,417	5,913	6,508	6,053	7,327
Past due greater than 90 days and still accruing:
One-to-four family	-	15	15	107	64
Non-residential real estate	-	51	-	164	-
Commercial	-	23	-	-	-
Consumer direct	-	1	1	-	-
Total nonperforming loans	5,417	6,003	6,524	6,324	7,391
Foreclosed real estate	907	763	900	1,297	1,122
Other repossessed assets	48	50	12	9	19
Total nonperforming assets	$6,372	$6,816	$7,436	$7,630	$8,532

The table below presents selected asset quality ratios for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Allowance for loan losses as a percent of gross loans receivable	2.73%	3.21%	2.90%	2.69%	2.80%
Allowance for loan losses as a percent of total nonperforming loans	59.33%	64.13%	55.13%	53.46%	49.47%
Nonperforming loans as a percent of gross loans receivable	4.61%	5.01%	5.25%	5.04%	5.66%
Nonperforming loans as a percent of total assets	3.15%	3.39%	3.58%	3.53%	4.06%
Nonperforming assets as a percent of total assets	3.71%	3.85%	4.08%	4.26%	4.68%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

General. Net income for the three months ended September 30, 2013 was $169,000 compared to net income of $179,000 for the three months ended September 30, 2012. Net income decreased slightly during the third quarter of 2013 primarily due to lower interest and dividend income, decreases in other income, and an increase in operating costs. The decreases were slightly offset by lower levels of provision for loan losses than in the 2012 period, lower funding costs, and decreased tax expenses.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$4,761	$5,291	$(530)	(10.02)%
Securities:
Residential mortgage-backed securities	334	499	(165)	(33.07)
U.S. agency securities	-	38	(38)	(100.00)
State and municipal securities	197	151	46	30.46
Dividends on non-marketable equity securities	3	3	-	-
Interest-bearing deposits	4	3	1	33.33
Total interest and dividend income	5,299	5,985	(686)	(11.46)
Interest expense:
Deposits	1,152	1,670	(518)	(31.02)
Total interest expense	1,152	1,670	(518)	(31.02)
Net interest income	$4,147	$4,315	$(168)	(3.89)%

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

	Three Months Ended September 30,
	2013			2012
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$113,958	$1,495	5.25%	$127,504	$1,708	5.36%
Securities, net (2)	34,681	183	2.11%	31,822	211	2.65%
Non-marketable equity securities	1,234	1	0.32%	1,475	1	0.27%
Interest-bearing deposits	7,461	1	0.05%	5,758	-	0.00%
Total interest-earning assets	157,334	1,680	4.27%	166,559	1,920	4.61%
Interest-bearing liabilities
Money Market accounts	$20,375	$12	0.24%	$20,328	$19	0.37%
Passbook accounts	16,324	3	0.07%	15,097	4	0.11%
Certificates of Deposit accounts	94,488	328	1.39%	107,337	505	1.88%
Checking accounts	13,130	1	0.03%	11,980	2	0.07%
Total interest-bearing liabilities	144,317	344	0.95%	154,742	530	1.37%
NET INTEREST INCOME		$1,336			$1,390
NET INTEREST RATE SPREAD (3)			3.32%			3.24%
NET INTEREST MARGIN (4)			3.40%			3.34%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			109.02%			107.64%

(1)Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loans and includes non-performing loans.

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

(1) Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2013 and 2012. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30, 2013 Compared to 2012 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(177)	$(36)	$(213)
Securities, net	15	(43)	(28)
Non-marketable equity securities	-	-	-
Interest-bearing deposits	-	1	1
Total interest-earning assets	$(162)	$(78)	$(240)
Interest expense on
Money Market accounts	$-	$(7)	$(7)
Passbook accounts	-	(1)	(1)
Certificates of Deposit accounts	(45)	(132)	(177)
Checking	-	(1)	(1)
Total interest-bearing liabilities	(45)	(141)	(186)
Change in net interest income	$(117)	$63	$(54)

Net interest income decreased $54,000, or 3.9%, to $1.3 million for the three months ended September 30, 2013 compared to $1.4 million for the three months ended September 30, 2012. Interest and dividend income decreased $240,000 due to the decline in average interest earning assets of $9.2 million and the yield decreasing on interest earning assets from 4.6% to 4.3%. The decline in the loan portfolios contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio declined as the low rate environment continued during the third quarter of 2013. This decline in interest income was offset by an $186,000, or 35.1%, reduction in interest expense. The cost of funds declined 42 basis points, or 30.7%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $10.4 million, or 6.7%. Net interest margin improved during the three months ended September 30, 2013 to 3.4% compared to 3.3% at September 30, 2012.

Provision for Loan Losses. Management recorded a loan loss provision of $225,000 for the three months ended September 30, 2013, compared to $330,000 for the three months ended September 30, 2012. The provision is primarily attributed to the reserves required for the one-to-four family segment as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued degradation of property values are the result of local economic conditions continuing to lag national indicators, including higher levels of unemployment locally of 11.3%, versus 9.2% for the State of Illinois and the national level of 7.3%. For the three months ended September 30, 2013, charge-offs increased due to several A/B note restructurings in which $616,000 related to the B notes was charged off. This level is elevated in comparison to the first and second quarters of 2013 but lower than the charge-off levels experienced for the three months ended September 30, 2012.

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

Other Income. The following table summarizes other income for the three months ended September 30, 2013 and 2012.

	Three months ended September 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$-	$-	-%
Gain on sale of loans	18	19	(1)	(5.26)
Gain on sale of OREO	-	27	(27)	(100.00)
Origination of mortgage servicing rights, net of amortization	3	(6)	9	150.00
Customer service fees	81	73	8	10.96
(Loss) income on bank owned life insurance	(2)	8	(10)	(125.00)
Other	16	22	(6)	(27.27)
Total other income	$116	$143	$(27)	(18.88)%

The decrease in total other income was primarily a result of no gains on the sale of OREO for the three months ended September 30, 2013, compared to gains of $27,000 for the three months ended September 30, 2012. Also contributing to the decrease were losses on bank owned life insurance, offset by increases in mortgage servicing rights and customer service fees.

Other Expenses. The following table summarizes other expenses for the three months ended September 30, 2013 and 2012.

	Three months ended September 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$389	$400	$(11)	(2.75)%
Directors fees	25	21	4	19.05
Occupancy	116	111	5	4.50
Deposit insurance premium	57	62	(5)	(8.06)
Legal and professional services	80	53	27	50.94
Data processing	68	81	(13)	(16.05)
Valuation adjustments and expenses on foreclosed real estate	72	61	11	18.03
Loss on sale of OREO	18	-	18	100.00
Other	131	120	11	9.17
Total other expenses	$956	$909	$47	5.17%

Efficiency ratio (1)	65.84%	59.30%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in valuation adjustments and expenses on foreclosed real estate, increases in losses on the sale of OREO due to the number of OREO properties, and an increase in legal and professional services due to compliance related activities. The increases were slightly offset by decreases in salaries and employee benefits, decreases in data processing, and decreases in deposit insurance premium during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The efficiency ratio increased due to higher costs for the period and lower revenue levels.

Income Taxes. The Company recorded income tax expenses of $102,000 and $115,000 for the three months ended September 30, 2013 and 2012, respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

General. Net income for the nine months ended September 30, 2013 was $635,000 compared to net income of $574,000 for the nine months ended September 30, 2012. Net income improved during the nine months of 2013 primarily due to lower levels of provision for loan losses than in the 2012 period, lower funding costs, and increases in other income. These positive variances were slightly offset by lower interest and dividend income, an increase in operating costs, and increased tax expenses.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$4,761	$5,291	$(530)	(10.02)%
Securities:
Residential mortgage-backed securities	334	499	(165)	(33.07)
U.S. agency securities	-	38	(38)	(100.00)
State and municipal securities	197	151	46	30.46
Dividends on non-marketable equity securities	3	3	-	-
Interest-bearing deposits	4	3	1	33.33
Total interest and dividend income	5,299	5,985	(686)	(11.46)
Interest expense:
Deposits	1,152	1,670	(518)	(31.02)
Total interest expense	1,152	1,670	(518)	(31.02)
Net interest income	$4,147	$4,315	$(168)	(3.89)%

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

	Nine Months Ended September 30,
	2013			2012
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$116,950	$4,761	5.43%	$125,977	$5,291	5.60%
Securities, net (2)	33,186	531	2.13%	33,437	688	2.74%
Non-marketable equity securities	1,278	3	0.31%	1,807	3	0.22%
Interest-bearing deposits	9,346	4	0.06%	6,049	3	0.07%
Total interest-earning assets	160,760	5,299	4.39%	167,270	5,985	4.77%
Interest-bearing liabilities
Money Market accounts	$20,835	$38	0.24%	$20,363	$67	0.44%
Passbook accounts	16,534	11	0.09%	15,008	15	0.13%
Certificates of Deposit accounts	98,099	1,098	1.49%	108,833	1,580	1.94%
Checking accounts	13,358	5	0.05%	12,642	8	0.08%
Total interest-bearing liabilities	148,826	1,152	1.03%	156,846	1,670	1.42%
NET INTEREST INCOME		$4,147			$4,315
NET INTEREST RATE SPREAD (3)			3.36%			3.35%
NET INTEREST MARGIN (4)			3.44%			3.44%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			108.02%			106.65%

(1)Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loans and includes non-performing loans.

(2) Includes unamortized discounts and premiums.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2013 and 2012. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30, 2013 Compared to 2012 Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(367)	$(163)	$(530)
Securities, net	(4)	(153)	(157)
Non-marketable equity securities	(1)	1	-
Interest-bearing deposits	1	-	1
Total interest-earning assets	$(371)	$(315)	$(686)
Interest expense on
Money Market accounts	$1	$(30)	$(29)
Passbook accounts	1	(5)	(4)
Certificates of Deposit accounts	(120)	(362)	(482)
Checking	-	(3)	(3)
Total interest-bearing liabilities	(118)	(400)	(518)
Change in net interest income	$(253)	$85	$(168)

Net interest income decreased $168,000, or 3.9%, to $4.1 million for the nine months ended September 30, 2013 compared to $4.3 million for the nine months ended September 30, 2012. Interest and dividend income decreased $686,000 due to the decline in average interest earning assets of $6.5 million and the yield decreasing on interest earning assets from 4.8% to 4.4%. The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio declined as the low rate environment continued during the first nine months of 2013. This decline in interest income was offset by a $518,000, or 31.0%, reduction in interest expense. The cost of funds declined 39 basis points, or 27.5%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities decreased by $8.0 million, or 5.1%. The net interest margin for the nine months ended September 30, 2013 and 2012 remained constant at 3.4%.

Provision for Loan Losses. Management recorded a loan loss provision of $775,000 for the nine months ended September 30, 2013, compared to $1.3 million for the nine months ended September 30, 2012. The provision is primarily attributed to the reserves required for the one-to-four family segment as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued degradation of property values are the result of local economic conditions continuing to lag national indicators, including higher levels of unemployment locally of 11.3%, versus 9.2% for the State of Illinois and the national level of 7.3%. During the nine months ended September 30, 2013, the level of charge-off has declined by about $1.5 million in comparison to the nine months ended September 30, 2012 due to a slight improvement in asset quality.

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

Other Income. The following table summarizes other income for the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$14	$(14)	(100.00)%
Gain on sale of loans	65	77	(12)	(15.58)
Gain on sale of OREO	-	97	(97)	(100.00)
Origination of mortgage servicing rights, net of amortization	8	(3)	11	366.67
Customer service fees	224	212	12	5.66
Income on bank owned life insurance	10	23	(13)	(56.52)
Other	174	52	122	234.62
Total other income	$481	$472	$9	1.91%

The increase in total other income was primarily a result of the receipt of a $108,000 recovery of fraud losses on consumer loans, related to frauds which occurred during 2011 and 2012. The increase was partially offset by decreases in gains on the sales of OREO, securities, and loans. During the first nine months of 2013 the Company sold 19 of its OREO properties for a net loss of $4,000 and during the first nine months of 2012 the Company sold ten of its OREO properties for a net gain of $97,000. The decrease in gain on sale of securities is a result of there being no securities sold during 2013, while six securities were sold for a net gain of $14,000 during 2012. The decrease in gain on sale of loans is a result of fewer loan originations and sales of loans during 2013 as compared to 2012.

Other Expenses. The following table summarizes other expenses for the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,144	$1,103	$41	3.72%
Directors fees	76	63	13	20.63
Occupancy	336	328	8	2.44
Deposit insurance premium	172	182	(10)	(5.49)
Legal and professional services	223	165	58	35.15
Data processing	219	242	(23)	(9.50)
Valuation adjustments and expenses on foreclosed real estate	247	107	140	130.84
Loss on sale of OREO	4	-	4	100.00
Loss on sale of repossessed assets	-	14	(14)	(100.00)
Loss on consumer loans	-	42	(42)	(100.00)
Other	429	378	51	13.49
Total other expenses	$2,850	$2,624	$226	8.61%

Efficiency ratio (1)	61.58%	54.82%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in valuation adjustments and expenses on foreclosed real estate and increased insurance expenses, both due to the number of OREO properties, increases in salaries and employee benefits, and an increase in legal and professional services due to compliance related activities. The increases were offset by decreases in deposit insurance premiums, decreases in data processing, the absence of losses on the sale of repossessed assets, and the absence of losses on consumer loans during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The efficiency ratio increased due to higher costs for the period and lower revenues.

Income Taxes. The Company recorded income tax expense of $367,000 for the nine months ended September 30, 2013 and income tax expense of $258,000 for the nine months ended September 30, 2012.

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

At September 30, 2013 the Bank had outstanding commitments to originate $0.3 million in loans, unfunded lines of credit of $8.5 million, a commitment to purchase $5.5 million in auto loans, and $1.2 million in commitments on construction loans. In addition, as of September 30, 2013, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $45.5 million, as compared to $54.7 million as of June 30, 2013 and $62.0 million as of December 31, 2012. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of September 30, 2013, the Bank had $51.6 million of available credit from the FHLBC. There were no FHLBC advances outstanding at September 30, 2013. In addition, as of September 30, 2013, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2013, the Company had cash and cash equivalents of $238,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at September 30, 2013 of 11.01%, 18.08% and 19.35%, respectively, compared to ratios at December 31, 2012 of 10.30%, 16.92% and 18.19%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the nine months ended September 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. As of September 30, 2013, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

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

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: November 13, 2013	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)