Form 10-K
period 2013-12-31
Ottawa Savings Bancorp, Inc.
filed 2014-03-25
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of June 30, 2013, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $6,817,113 (based on the last sale price of the common stock on the OTC Bulletin Board of $9.00 per share).

The number of shares of Common Stock of the registrant issued and outstanding as of March 25, 2014 was 2,117,979.

DOCUMENTS INCORPORATED BY REFERENCE

None

OTTAWA SAVINGS BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2013

i

PART I

  Forward-Looking Statements

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements. A number of factors, some of which are beyond our ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to: recent and future bail out actions by the government; a further slowdown in the national and Illinois economies; a further deterioration in asset values locally and nationwide; volatility of rate sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in the securities markets; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; effect of additional provision for loan losses; fluctuations of our stock price; success of any acquisition or expansion strategies that we may undertake; impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; and political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions. The consequences of these factors, any of which could hurt our business, could include, among others: increased loan delinquencies; an escalation in problem assets and foreclosures; a decline in demand for our products and services; a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans; a reduction in the value of certain assets held by our company; an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. See also “Item 1A. Risk Factors” and other risk factors discussed elsewhere in this Annual Report.

ITEM 1.                     BUSINESS

General

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $170.6 million at year-end 2013 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of December 31, 2013, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

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

Highlights of our business strategy are as follows:

●	Continue to emphasize the origination of one-to four-family mortgage loans;
●	Aggressively market core deposits;
●	Offer a broad range of financial products and services to both retail and commercial customers in the Bank’s market area;
●	Pursue opportunities to increase non-residential real estate and multi-family lending in the Bank’s market area;
●	Continue to utilize conservative underwriting guidelines to limit credit risk in the Bank’s loan portfolio to achieve a high level of asset quality; and
●	Consider expanding into new market areas to grow the Bank’s business through the addition of new branch locations and/or through possible acquisitions.

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

Lending Activities

          General. Our loan portfolio consists primarily of one-to-four family residential mortgage loans. To a lesser extent, our loan portfolio includes multi-family and non-residential real estate, commercial, construction and consumer loans. Substantially all of our loans are made within our local market, excluding our purchased loan portfolio.

          Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the undisbursed portion of construction loan funds, the allowance for loan losses and net deferred costs (fees).

	At December 31,
	2013		2012		2011		2010		2009
	(Dollars in Thousands)
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
One-to-four family	$71,314	61.83%	$75,609	60.24%	$80,334	60.41%	$82,442	58.75%	$89,595	58.76%
Multi-family	2,507	2.17%	4,629	3.69%	5,580	4.20%	6,237	4.44%	5,512	3.62%
Lines of credit	10,941	9.49%	13,209	10.52%	14,219	10.69%	15,325	10.92%	14,540	9.54%
Non-residential real estate	15,842	13.73%	18,897	15.06%	20,058	15.08%	20,362	14.51%	21,841	14.33%
Commercial	4,075	3.53%	4,717	3.76%	5,965	4.49%	9,795	6.98%	10,528	6.90%
Construction	2,111	1.83%	105	0.08%	982	0.74%	531	0.38%	3,858	2.53%
Consumer	8,554	7.42%	8,353	6.65%	5,832	4.39%	5,637	4.02%	6,592	4.32%
Total loans, gross	115,344	100.00%	125,519	100.00%	132,970	100.00%	140,329	100.00%	152,466	100.00%
Undisbursed portion of loan funds	(1,696)		(56)		(171)		(178)		(152)
Allowance for loan losses	(2,910)		(3,381)		(4,747)		(4,703)		(3,515)
Deferred loan costs (fees), net	(65)		(87)		(80)		(97)		(99)
Total loans, net	$110,673		$121,995		$127,972		$135,351		$148,700

 Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
One-to-four family	$648	$697	$754	$796	$668
Multi-family	645	2,332	2,405	2,465	1,797
Non-residential real estate	680	2,020	3,353	5,399	6,717
Purchased auto loans (included in consumer loans above)	8,162	7,810	5,179	4,658	5,017
Total	$10,135	$12,859	$11,691	$13,318	$14,199

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2013. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2013
	One-to- four family	Multi-family	Lines of credit	Non-residential real estate	Commercial	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$945	$645	$4,302	$917	$168	$2,111	$128	$9,216
After one year
More than one year to three years	740	-	685	2,077	1,736	-	1,338	6,576
More than three years to five years	1,225	470	889	377	992	-	4,413	8,366
More than five years to ten years	5,598	-	3,872	2,894	870	-	2,632	15,866
More than ten years to twenty years	25,826	1,298	1,142	5,637	309	-	43	34,255
More than twenty years	36,980	94	51	3,940	-	-	-	41,065
Total due after December 31, 2014	70,369	1,862	6,639	14,925	3,907	-	8,426	106,128
Gross loans receivable	$71,314	$2,507	$10,941	$15,842	$4,075	$2,111	$8,554	$115,344
Less:
Undisbursed portion of loan funds								(1,696)
Allowance for loan losses								(2,910)
Deferred loan costs (fees), net								(65)
Total loans, net								$110,673

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$38,713	$31,656	$70,369
Multi-family	733	1,129	1,862
Lines of credit	270	6,369	6,639
Non-residential real estate	4,510	10,415	14,925
Commercial	3,598	309	3,907
Consumer	8,426	-	8,426
Total	$56,250	$49,878	$106,128

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the respective one, three, and five year monthly Constant Maturity Treasury indices (CMT). The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 1.875%, 2.875% and 3.875% for the one, three and five year adjustable rate loans, respectively, and 2.875%, 3.875% and 4.875% for non-owner occupied one-to-four family properties, respectively, at this time.

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

We originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. The largest outstanding residential construction loan at December 31, 2013 was $990,000, of which $237,000 was disbursed. We also require periodic inspections of the property during the term of the construction.

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

          We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan to value ratio of 80% of the appraisal value. Our land loans are adjustable loans with adjustments occurring every one, three and five years, based on the original contract. Interest rate adjustments are based on the CMT plus a spread. For adjustable loans in this class, the loans generally have a floor ranging from the initial rate up to 4.875%.

We also make non-residential loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. The largest non-residential loan at December 31, 2013 was a troubled debt restructured loan from 2012 with a restructured balance of $1.8 million, of which $1.7 million is outstanding. This loan has been performing in accordance with its modified terms since it was restructured in December 2012 and will be returned to a performing status once scheduled principal payments begin. For adjustable loans in this category, there generally is an interest rate floor ranging from 3.75% to 6.00%.

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

Purchased Auto Loans. The Bank purchases auto loans from regulated financial institutions. At December 31, 2013 and 2012, we had $8.2 million and $7.8 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the purchase of any given loan pool. During 2013, we purchased $4.0 million of auto loans.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2013, we had an aggregate of $10.1 million in purchased loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2013 was a non-residential real estate loan for $0.7 million. This loan is performing in accordance with its terms.

          We sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $5.4 million and $8.4 million of loans in the years ended December 31, 2013 and 2012, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

  The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Beginning balance, net	$121,995	$127,972	$135,351	$148,700	$156,444
Loans originated
One-to-four family	9,686	12,924	5,666	19,872	25,587
Multi-family	19	77	129	562	2,245
Lines of credit	987	381	1,799	530	5,315
Non-residential real estate	3,182	3,888	4,015	1,085	2,196
Commercial	458	285	335	8,287	7,738
Construction	2,111	105	982	668	710
Consumer	248	265	190	481	961
Total loans originated	16,691	17,925	13,116	31,485	44,752
Loans purchased
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	4
Non-residential real estate	-	-	-	-	895
Commercial	-	-	-	-	-
Consumer	4,048	5,847	3,050	2,003	-
Total loans purchased	4,048	5,847	3,050	2,003	899
Loan sales(1)	(5,324)	(8,333)	(598)	(8,713)	(14,772)
Principal payments	(25,590)	(22,890)	(22,927)	(36,912)	(37,658)
Change in allowance for loan losses	471	1,366	(44)	(1,188)	(1,910)
Change in undisbursed loan funds	(1,640)	115	7	(26)	962
Change in deferred loan costs (fees), net	22	(7)	17	2	(17)
Ending balance, net	$110,673	$121,995	$127,972	$135,351	$148,700

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

          Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2013, our regulatory maximum was $3.3 million.

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

Delinquent Loans

  The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2013
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	5	$429	10	$1,451	15	$1,880
Multi-family	-	-	-	-	-	-
Lines of credit	2	64	2	162	4	226
Non-residential real estate	2	428	2	319	4	747
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	9	$921	14	$1,932	23	$2,853

	December 31, 2012
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	5	$616	8	$613	13	$1,229
Multi-family	-	-	-	-	-	-
Lines of credit	-	-	3	1,009	3	1,009
Non-residential real estate	1	335	3	516	4	851
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	1	19	-	-	1	19

Total	7	$970	14	$2,138	21	$3,108

	December 31, 2011
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	3	$849	25	$2,459	28	$3,308
Multi-family	-	-	1	305	1	305
Lines of credit	-	-	7	1,980	7	1,980
Non-residential real estate	1	57	5	709	6	766
Construction	-	-	-	-	-	-
Commercial	-	-	1	7	1	7
Consumer	2	43	2	5	4	48

Total	6	$949	41	$5,465	47	$6,414

	December 31, 2010
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	9	$1,948	31	$3,622	40	$5,570
Multi-family	-	-	-	-	-	-
Lines of credit	4	228	6	401	10	629
Non-residential real estate	2	184	8	1,248	10	1,432
Construction	-	-	-	-	-	-
Commercial	-	-	1	20	1	20
Consumer	3	23	-	-	3	23

Total	18	$2,383	46	$5,291	64	$7,674

	December 31, 2009
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	11	$777	26	$3,856	37	$4,633
Multi-family	-	-	-	-	-	-
Lines of credit	2	139	6	248	8	387
Non-residential real estate	2	153	7	2,020	9	2,173
Construction	-	-	-	-	-	-
Consumer	2	1	3	25	5	26

Total	17	$1,070	42	$6,149	59	$7,219

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

On the basis of management’s review of its assets, at December 31, 2013 and 2012, we had classified $3.4 million and $4.4 million, respectively, of our assets as special mention and $5.8 million and $5.6 million, respectively, of our assets as substandard. We had classified none of our assets as doubtful at December 31, 2013 and December 31, 2012. There were no assets classified as loss for the years ended December 31, 2013 or 2012. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

As the economic downturn continued in our market during 2013 and foreclosures and liquidations as a manner of reducing non-performing assets proved costly, the Company continued its restructuring process with respect to certain non-performing loans that provided for restructuring of the terms of the loan due to economic or legal reasons related to the borrower’s financial difficulties. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates) to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interest. Troubled debt restructurings (TDRs) are considered to be non-performing, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan. At December 31, 2013, nine loans totaling $3.1 million of our 38 substandard loans totaling $5.8 million were considered TDRs and were included in non-accrual loans. At December 31, 2012, seven loans totaling $3.1 million of our 23 substandard loans totaling $5.6 million that were considered TDRs and were included in non-accrual loans. Five of the 2012 TDRs less approximately $0.3 million in payments and write-downs remain included in non-accrual loans at December 31, 2013. During the year ended December 31, 2013, there were five loan modifications classified as TDRs due to A/B note restructurings which involved principal reductions. One of the new modifications paid-off two existing TDRs of $0.1 million with a new performing A note at a market rate and the associated B note was charged off. The borrower remains responsible for the full principal amount of the B note. Another new modification involved a loan relationship comprised of seven impaired loans with the same borrower. These loans were combined into an A/B note structure with the new performing A note at a market rate and associated B note that was charged off. The third loan relationship involved the restructuring of three impaired loans for the same borrower. These loans were restructured using the A/B note structure. From these loans, three new A notes were originated, totaling approximately $0.3 million at market rates, but still considered non-performing, with the associated B notes charged off. Additionally, one of our previously performing TDRs from 2011 with a balance of $0.1 million at December 31, 2013 was returned to non-performing status in January of 2013. Of the nine remaining TDRs at December 31, 2013, seven were one-to-four family residential loans and two were non-residential real estate loans.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

	December 31,
	2013	2012	2011	2010	2009
Non-accrual:	(In Thousands)
One-to-four family	$3,549	$3,067	$6,755	$4,023	$3,856
Multi-family	-	-	305	-	-
Non-residential real estate	2,332	2,986	1,566	1,248	2,020
Commercial	-	-	7	20	-
Consumer	-	-	14	-	25
Total non-accrual loans	5,881	6,053	8,647	5,291	5,901
Past due greater than 90 days and still accruing:
One-to-four family	-	92	36	-	-
Lines of credit	-	15	-	-	248
Non-residential real estate	-	164	-	-	-
Total nonperforming loans	5,881	6,324	8,683	5,291	6,149
Foreclosed real estate	585	1,297	542	1,334	833
Other repossessed assets	13	9	40	28	21
Total nonperforming assets	$6,479	$7,630	$9,265	$6,653	$7,003

Ratios
	December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses as a percent of gross loans receivable	2.52%	2.69%	3.57%	3.35%	2.31%
Allowance for loan losses as a percent of total nonperforming loans	49.48%	53.46%	54.67%	88.89%	57.16%
Nonperforming loans as a percent of gross loans receivable	5.10%	5.04%	6.53%	3.77%	4.03%
Nonperforming loans as a percent of total assets	3.45%	3.53%	4.75%	2.71%	3.06%
Nonperforming assets as a percent of total assets	3.80%	4.26%	5.06%	3.40%	3.48%

           The total amount of non-accrual loans decreased to $5.9 million from $6.1 million for the years ended December 31, 2013 and 2012, respectively. Total non-performing loans consist of 39 loans to 28 borrowers for the year ended December 31, 2013, as compared to 29 loans to 23 borrowers for the year ended December 31, 2012. For the years ended December 31, 2013 and 2012, gross interest income of $289,000 and $246,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. We recognized no interest income on these loans.

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

          The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2013 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses.

          Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Balance at beginning of year	$3,381	$4,747	$4,703	$3,515	$1,605
Chargeoffs:
One-to-four family	1,136	2,352	1,666	821	360
Multi-family	282	133	250	-	-
Non-residential real estate	84	772	3,224	952	773
Commercial	-	52	-	321	-
Consumer	17	27	43	48	69
	1,519	3,336	5,183	2,142	1,202
Recoveries:
One-to-four family	14	49	1	3	35
Multi-family	15	-	-	-	148
Non-residential real estate	136	-	35	-	-
Consumer	8	9	11	18	18
	173	58	47	21	201
Net charge-offs	1,346	3,278	5,136	2,121	1,001
Additions charged to operations	875	1,912	5,180	3,309	2,911
Balance at end of year	$2,910	$3,381	$4,747	$4,703	$3,515
Net charge-offs to average gross loans outstanding	1.12%	2.52%	3.79%	1.45%	0.64%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2013
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,277	78.25%	61.83%
Multi-family	141	4.85%	2.17%
Lines of credit (1)	-	-%	9.49%
Non-residential real estate	388	13.33%	13.73%
Commercial	30	1.03%	3.53%
Construction (1)	-	-%	1.83%
Consumer	74	2.54%	7.42%
Total allowance for loan losses	$2,910	100.00%	100.00%

	2012
	(Dollars in Thousands)
One-to-four family	$2,057	60.84%	60.24%
Multi-family	162	4.79%	3.69%
Lines of credit (1)	-	-%	10.52%
Non-residential real estate	1,012	29.93%	15.06%
Commercial	75	2.22%	3.76%
Construction (1)	-	-%	0.08%
Consumer	75	2.22%	6.65%
Total allowance for loan losses	$3,381	100.00%	100.00%

	2011
	(Dollars in Thousands)
One-to-four family	$3,113	65.58%	60.41%
Multi-family	438	9.23%	4.20%
Lines of credit (1)	-	-%	10.69%
Non-residential real estate	1,146	24.14%	15.08%
Commercial	11	0.23%	4.49%
Construction (1)	-	-%	0.74%
Consumer	39	0.82%	4.39%
Total allowance for loan losses	$4,747	100.00%	100.00%

	2010
	(Dollars in Thousands)
One-to-four family	$2,425	51.56%	58.75%
Multi-family	106	2.25%	4.44%
Lines of credit (1)	-	-%	10.92%
Non-residential real estate	1,880	39.98%	14.51%
Commercial	227	4.83%	6.98%
Construction (1)	-	0.00%	0.38%
Consumer	65	1.38%	4.02%
Total allowance for loan losses	$4,703	100.00%	100.00%

	2009
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,059	58.58%	58.76%
Multi-family	55	1.57%	3.62%
Lines of credit (1)	-	-%	9.54%
Non-residential real estate	1,193	33.94%	14.33%
Commercial	120	3.41%	6.90%
Construction (1)	-	-%	2.53%
Consumer	88	2.50%	4.32%
Total allowance for loan losses	$3,515	100.00%	100.00%

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

          Total allowance for loan losses decreased $0.5 million to $2.9 million at December 31, 2013 from $3.4 million at December 31, 2012. The decrease in the allowances for loan losses was primarily due to a decrease of $0.6 million in the general portion of the reserve. The decrease in the general portion was due primarily to the reduction in the size of the loan portfolio as well as the stabilization of the nonperforming assets levels having a favorable impact on the historical loss factors. The historical loss factor for non-residential property declined the most due to the historical loss percentage improving as well as decreases in the qualitative factors as risks in this segment continue to lessen. The historical loss factors increased slightly for the other categories. Additionally, management increased the qualitative factors for the one-to-four family segment to reflect the continued degradation of this segment as the issues facing our borrowers related to the local economic conditions continue to be challenging as unemployment levels remain elevated in comparison to the state and national levels. Offsetting this decrease was an increase of $87,000 of specific reserves on impaired loans. Impaired loans were $5.8 million with a valuation allowance of $265,000 at December 31, 2013, as compared to $5.6 million of impaired loans with a valuation allowance of $178,000 at December 31, 2012.

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

At December 31, 2013, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years and residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

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

 The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2013		2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Available-for-sale
US agency securities	$-	$-	$-	$-	$3,031	$3,031
State and municipal securities	8,444	8,444	7,121	7,121	3,706	3,706
Residential mortgage-backed securities	26,103	26,103	21,743	21,743	26,270	26,270
Total available-for-sale	$34,547	$34,547	$28,864	$28,864	$33,007	$33,007

          Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2013
	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Available-for-sale securities:
State and municipal securities	$-	0.00%	$-	0.00%	$3,285	4.44%	$5,159	4.71%	$8,444	4.60%
Residential mortgage-backed securities	497	2.33%	23,079	2.35%	2,527	1.43%	-	0.00%	26,103	2.26%
Total securities available-for-sale	$497	2.33%	$23,079	2.35%	$5,812	3.13%	$5,159	4.71%	$34,547	2.83%

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

  The following table sets forth the dollar amount of deposits by type as of the dates indicated.

			December 31,
			2013		2012		2011
			Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
			(Dollars In Thousands)
Non-Interest Bearing Checking			$5,219	3.58%	$4,314	2.78%	$4,039	2.53%
Interest Bearing Checking			14,382	9.87%	12,425	8.01%	12,124	7.58%
Money Market accounts			21,795	14.95%	20,666	13.33%	18,875	11.80%
Savings accounts			16,941	11.62%	15,218	9.81%	13,595	8.50%
Certificates of Deposit accounts			87,432	59.98%	102,452	66.07%	111,315	69.59%
Total deposit accounts			$145,769	100.00%	$155,075	100.00%	$159,948	100.00%

Certificate Accounts, by rate
Less	than	1.00%	$41,752	47.75%	$35,118	34.28%	$32,522	29.22%
1.00%	to	1.99%	28,584	32.69%	24,781	24.19%	22,700	20.39%
2.00%	to	2.99%	13,565	15.52%	32,124	31.35%	34,830	31.29%
3.00%	to	3.99%	3,531	4.04%	9,571	9.34%	17,264	15.51%
4.00%	to	4.99%	-	0.00%	858	0.84%	3,463	3.11%
5.00%	to	5.99%	-	0.00%	-	0.00%	536	0.48%
Total Certificate Accounts			$87,432	100.00%	$102,452	100.00%	$111,315	100.00%

    The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2013		2012		2011
	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$4,187	0.00%	$3,882	0.00%	$3,539
Interest Bearing Checking	0.05%	13,465	0.06%	12,493	0.11%	11,282
Money Market accounts	0.24%	20,837	0.29%	20,369	0.56%	20,544
Passbook accounts	0.06%	16,642	0.08%	15,026	0.10%	13,444
Certificate of Deposit accounts	1.20%	95,916	1.70%	107,805	2.03%	114,205
Total	0.80%	$151,047	1.21%	$159,575	1.53%	$163,014

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Beginning of period	$155,075	$159,948	$170,831
Net deposits (withdrawals)	(10,672)	(6,916)	(13,267)
Interest credited on deposit accounts	1,366	2,043	2,384
End of period	$145,769	$155,075	$159,948
Percent change	-6.00%	-3.05%	-6.37%

          The following table indicates the amount of certificates of deposit as of December 31, 2013, by time remaining until maturity.

			Three Months Or Less	Over Three To Six Months	Over Six To Twelve Months	Over Twelve Months	Total
			(In Thousands)
Less than $100,000			$6,551	$6,494	$9,382	$29,202	$51,629
$100,000	to	$250,000	3,354	2,700	4,740	17,403	28,197
Over $250,000			1,018	1,740	2,517	2,331	7,606
Total			$10,923	$10,934	$16,639	$48,936	$87,432

			Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Total
			(In Thousands)
Less	than 1.00%		$19,163	$14,255	$5,289	$2,985	$60	$41,752
1.00%	to	1.99%	9,000	567	2,447	5,586	10,984	28,584
2.00%	to	2.99%	8,666	4,289	610	-	-	13,565
3.00%	to	3.99%	1,668	1,863	-	-	-	3,531
4.00%	to	4.99%	-	-	-	-	-	-
5.00%	to	5.99%	-	-	-	-	-	-
Total			$38,497	$20,974	$8,346	$8,571	$11,044	$87,432

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were no Federal Home Loan Bank advances outstanding at December 31, 2013. At December 31, 2013, we had the ability to borrow $50.4 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2013, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

Personnel

At December 31, 2013, we had 19 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

          The Company’s only subsidiary is Ottawa Savings Bank.

REGULATION AND SUPERVISION

General

Ottawa Savings Bank as an insured federal savings bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits. Ottawa Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation. Ottawa Savings Bank must file reports with the OCC and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ottawa Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ottawa Savings Bancorp, Inc., Ottawa Savings Bancorp MHC (see page 22 for discussion of the mutual holding company) and Ottawa Savings Bank and their operations.

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

          The risk-based capital standard requires federal savings banks to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2013, the Bank met each of its capital requirements.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests will. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Ottawa Savings Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2013, Ottawa Savings Bank maintained 90.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases subject to adjustments for inflation. The Federal Deposit Insurance Corporation (“FDIC”) has authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the OCC to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings bank’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report or call report, its financial condition and the complexity of its portfolio. The OCC assessments paid by Ottawa Savings Bank for the year ended December 31, 2013 was approximately $86,000.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits, which are $250,000 per depositor by the Deposit Insurance Fund (“DIF”) of the FDIC.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2013 averaged 0.16 basis points of assessable deposits.

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

          Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). The amounts are adjusted annually and, for 2013, the regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

          Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank had an investment in Federal Home Loan Bank of Chicago stock at December 31, 2013 of $1.0 million.

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

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the OCC for Ottawa Savings Bank. As of December 31, 2013, Ottawa Savings Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. This will eliminate the inclusion of certain instruments from Tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2009. Ottawa Savings Bank’s maximum federal income tax rate was 35% for both the 2013 and 2012 tax year.

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

 Under the Tax Allocation Agreement, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bank calculate their federal and state income tax liabilities as if they were filing a separate tax return. If there is tax liability calculated on this separate entity basis, Ottawa Savings Bank pays that tax liability to Ottawa Savings Bancorp, Inc. Payments are made no earlier than five days prior to the time that Ottawa Savings Bancorp, Inc. is required to make either estimated or final tax payments for the consolidated or combined return. If Ottawa Savings Bank has a taxable loss for a year on a separate entity basis, and if that loss could have been carried back to obtain a refund, Ottawa Savings Bancorp, Inc. pays an amount equal to such refund to Ottawa Savings Bank, whether or not any such refund is actually received on a consolidated or combined basis. If that taxable loss would not have resulted in a refund on a separate entity basis because there was no carry-back available, but that loss is used on the consolidated or combined return to reduce tax liability on a consolidated or combined basis, Ottawa Savings Bancorp, Inc. pays Ottawa Savings Bank an amount equal to the tax savings from using that loss.

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

State Taxation

Ottawa Savings Bancorp, Inc. is subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 7.0% and 2.5%, respectively, for fiscal year 2013. These amounts remained unchanged from 2012 levels. These taxes are imposed on our federal taxable income, with certain adjustments.

ITEM 1A. RISK FACTORS

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

          We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2013, our allowance for loan losses as a percentage of total gross loans was 2.52% and as a percentage of total non-performing loans was approximately 49.48%. Because of the concentration of one-to-four family, non-residential and commercial loans in our loan portfolio, the movement of a small number of loans to non-performing status can have a significant impact on this ratio. Although management believes that the allowance for loan losses as of December 31, 2013 was adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions worsen beyond what management currently expects.   Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.   For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Financial Condition at December 31, 2013 and December 31, 2012-- Provision for Loan Losses.”

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

Fiscal challenges facing the U.S government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.

          Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the recent federal government shutdown and potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues could pose liquidity risks due to investments in financial instruments issued or guaranteed by the federal government becoming less liquid. In 2011, Standard & Poor’s lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. Additionally, the U.S. government and the governments of other countries took steps to stabilize the financial system, including investing in financial institutions, and implementing programs to improve general economic conditions, but there can be no assurances that these efforts will restore long-term stability and that they will not result in adverse unintended consequences.

FDIC deposit insurance premiums might increase, which will adversely affect our earnings.

          The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. During 2011, the FDIC modified its calculation for assessing premiums and shifted the responsibility for shoring up the shortfall in the DIF. The decrease in the base assessment rate that occurred in 2011 has decreased our deposit insurance costs from 2011 levels and positively impacted our earnings. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.1 million. During June 2013, our remaining balance of $112,000 was returned. Any future increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

          Short-term market interest rates (which we use as a guide to price our deposits) remain near historically low levels, and longer-term market interest rates (which we use as a guide to price our longer-term loans) have risen during the latter part of 2013 from historically low levels. The fact that the market yield curve had minimal movement on short-term market interest rates had a positive impact on our cost of funds. For the year ended December 31, 2013, our interest rate spread was 3.38% compared to 3.36% for the year ended December 31, 2012. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to re-deploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2013, we held approximately 5.9% of all bank and thrift deposits in LaSalle County, which was the 6th largest market share of deposits out of 24 financial institutions (excluding credit unions) in LaSalle County. Notwithstanding our market share, we face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our expansion strategy may negatively impact our earnings.

We consider our primary market area to consist of LaSalle County, Illinois. We currently operate from our headquarters located in Ottawa, Illinois. We may expand our presence throughout our market area and pursue further expansion through the establishment of one or more branches. The profitability of any expansion policy will depend on whether the income that we generate from the additional branches we may establish will offset the increased expenses resulting from operating new branches. It may take a period of time before any new branches would become profitable, especially in areas in which we do not have an established presence. During this period, operating any new branches would likely have a negative impact on our net income.

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

As of December 31, 2013, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle County in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.

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

          We rely heavily on communications and information systems to conduct our business, and while we have established policies and procedures to prevent or limit the impact of system failures, interruptions, or security breaches, there can be no guarantees that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to third-party providers. If our third-party providers encounter difficulties, or if we are unable to communicate with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. The occurrence of any failures, interruptions, or security breaches to our systems or those of our third-party providers could result in a loss of customer business, additional regulatory scrutiny, and exposure to legal liability, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

          The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

●	actual or anticipated fluctuations in our operating results;
●	changes in interest rates;
●	changes in the legal or regulatory environment in which we operate;
●	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;
●	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
●	future sales of our common stock;
●	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and
●	other developments affecting our competitors or us.

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

We may be subject to more stringent capital requirements.

   In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Ottawa Savings Bank and Ottawa Savings Bancorp, Inc. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

          The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Ottawa Savings Bank and Ottawa Savings Bancorp, Inc. on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

          The application of more stringent capital requirements for Ottawa Savings Bank and Ottawa Savings Bancorp, Inc. could among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were unable to comply with such requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

   None.

ITEM 2. PROPERTIES

The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs.

The following table sets forth certain information relating to this facility at December 31, 2013.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2013	Square Footage	Owned/ Leased	Date of Lease Expiration
925 LaSalle Street, Ottawa, IL 61350	1958	$6,332,000	21,000	Owned	N/A

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2013, the Company had 337 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2013 and 2012. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2013			2012
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$6.90	$5.55	$-	$5.75	$3.11	$-
Second quarter	$9.00	$6.00	$-	$12.00	$4.25	$-
Third quarter	$9.50	$7.55	$-	$8.85	$4.75	$-
Fourth quarter	$10.00	$8.00	$-	$7.85	$5.31	$-

Dividend Policy

The Company paid no cash dividends during 2013 or 2012. On August 18, 2011, the Company announced that the Board of Directors voted to suspend the equity cash dividend on the Company’s common stock in an effort to conserve capital, and that the board intended to reevaluate the payment of a quarterly dividend on a quarter-by-quarter basis. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any future cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state income tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank and ability of the MHC to waive the receipt of dividends paid by the Company to its shareholders. Federal and state law imposes certain limitations on dividends by savings banks and the waiver of receipt of dividends by mutual holding companies. See “Item 1.Business.” and “Item 1A. Risk Factors.”

Issuer Purchases

          There were no shares purchased by the Company during 2013.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-2.

	At December 31,
	2013	2012	2011
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$170,610	$179,046	$182,950
Loans, net (1)	110,673	121,995	127,972
Securities available for sale	34,547	28,864	33,007
Deposits	145,769	155,075	159,948
Stockholders' Equity	21,486	21,046	20,413
Book Value per common share	$10.14	$9.94	$9.64

(1)     Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.

	Years Ended December 31,
	2013	2012	2011
	(In Thousands, except per share data)
Operations Data:
Total interest and dividend income	$6,952	$7,919	$8,567
Total interest expense	1,452	2,170	2,570
Net interest income	5,500	5,750	5,997
Provision for loan losses	875	1,912	5,180
Other income	659	642	758
Other expense	3,815	3,536	3,770
Income tax expense (benefit)	540	270	(921)
Net income (loss)	$929	$674	$(1,274)
Basic earnings (loss) per share	$0.45	$0.33	$(0.62)
Diluted earnings (loss) per share	$0.45	$0.32	$(0.62)

	At or for the Years Ended December 31,
	2013	2012	2011
Performance Ratios:
Return on average assets	0.53%	0.37%	(0.68)%
Return on average stockholders' equity	4.38	3.23	(5.97)
Average stockholders' equity to average assets	12.06	11.39	11.45
Stockholders' equity to total assets at end of period	12.59	11.75	11.16
Net interest rate spread (1)	3.38	3.36	3.43
Net interest margin (2)	3.45	3.45	3.53
Average interest-earning assets to average interest-bearing liabilities	108.42	107.01	106.61
Other expense to average assets	2.17	1.93	2.02
Efficiency ratio (3)	61.94	55.31	55.81
Dividend payout ratio	-	-	(0.16)
Regulatory Capital Ratios:
Tangible capital (to average assets)	11.32	10.30	9.38
Tier 1 core capital (to average assets)	11.32	10.30	9.38
Total risk-based capital (to risk-weighted assets)	20.79	18.19	16.76

Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	1.12	2.52	3.79
Allowance for loan losses to gross loans outstanding	2.52	2.69	3.57
Non-performing loans to gross loans	5.10	5.04	6.53
Non-performing assets to total assets (4)	3.80	4.26	5.06
Other Data:
Number of full-service offices	1	1	1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)	Non-performing assets consist of non-performing loans and foreclosed real estate. Non-performing loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

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

          Per accounting guidance, the Company reviewed its deferred tax assets at December 31, 2013 and determined that no valuation allowance was necessary. Despite the challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

          The Company's total assets decreased $8.4 million, or 4.7%, to $170.6 million at December 31, 2013, from $179.0 million at December 31, 2012 due primarily to a decrease in loans caused by a combination of normal attrition, pay-downs, loan charge-offs, reduced demand for new loans, strategic initiatives to reduce lending exposure and a decline in total cash and cash equivalents. Specifically, the decrease is the result of a decrease in loans of $11.3 million, a decrease of $4.2 million in cash and cash equivalents, a $0.7 million decrease in foreclosed real estate, a decrease of $0.1 million in non-marketable equity securities, a decrease in income tax refunds receivable of $0.2 million, a decrease to prepaid FDIC insurance premiums of $0.2 million, and a decrease in premises and equipment of $0.2 million due to depreciation. The decreases were partially offset by a $5.7 million increase in securities available for sale, an increase in the cash value of life insurance of $0.5 million, an increase of $2.0 million in federal funds sold, an increase of $0.2 million in deferred tax assets, and an increase of $0.2 million in other assets.

          Cash and cash equivalents decreased $4.2 million, or 38.8%, to $6.6 million at December 31, 2013 from $10.8 million at December 31, 2012 primarily as a result of cash used in financing activities exceeding the cash provided by investing and operating activities.

          Federal funds sold increased $2.0 million, or 117.9%, to $3.6 million at December 31, 2013 from $1.7 million at December 31, 2012 primarily to increase the yield on excess cash.

          Securities available for sale increased $5.7 million, or 19.7%, to $34.5 million at December 31, 2013 from $28.9 million at December 31, 2012. The increase was primarily the result of purchases of $14.1 million offset by $7.1 million in maturities and pay-downs.

          Loans, net of the allowance for loan losses, decreased $11.3 million, or 9.3%, to $110.7 million at December 31, 2013, from $122.0 million at December 31, 2012. The decrease in loans, net of the allowance for loan losses, was primarily due to normal attrition and pay-downs and principal reductions exceeding the level of originations in 2013. The Company is focusing its lending efforts on customers based primarily in its local market. Additionally, in this low rate environment our customers have been aggressively accelerating principal payments. Loan demand for 2013 decreased slightly from 2012 levels, remaining low, as rates have begun to rise and difficult economic conditions continue to impact our local market.

          Foreclosed real estate decreased $0.7 million, or 54.9%, to $0.6 million at December 31, 2013, from $1.3 million at December 31, 2012. The decrease was primarily due to the sale of properties and the reduced level of new foreclosures, compared to 2012 when the Bank foreclosed on a relationship that had 19 properties, of which 16 of the properties were sold during 2013.

          Deferred tax assets increased $0.2 million, or 9.2%, to $2.4 million at December 31, 2013, from $2.2 million at December 31, 2012. The increase was primarily due to an income tax benefit related to unrealized holding losses on available for sale securities slightly offset by decreases in deferred tax assets related to net operating loss carry forwards and other deferred tax asset items.

         Cash value of life insurance increased $0.5 million, or 32.1%, to $2.1 million at December 31, 2013, from $1.6 million at December 31, 2012. The increase is primarily due to the purchase of an additional $0.5 million during 2013.

          Total deposits decreased $9.3 million, or 6.0%, to $145.8 million at December 31, 2013, from $155.1 million at December 31, 2012. The decrease is primarily due to decreases in certificates of deposit which declined $15.0 million, as management strategically priced our rates to position the Bank for rising rates. Checking accounts and passbook savings increased $4.6 million and money market accounts increased $1.1 million from December 31, 2012 to December 31, 2013 due primarily to customers moving funds into non-term products as they wait for a better rate environment.

          Other liabilities increased $0.3 million, or 13.0%, to $3.0 million at December 31, 2013, from $2.7 million at December 31, 2012. The increase was primarily due to increases in the accrued SERP and deferred director compensation payables totaling $0.3 million, an increase in FDIC premiums payable of $38,000 due to the end of the prepaid assessment period resulting in the return of excess prepayments in June 2013, and an increase in accrued employee incentive payable of $29,000 at December 31, 2013.

          Equity increased approximately $0.4 million, or 2.1%, to $21.5 million at December 31, 2013, from $21.0 million at December 31, 2012. The increase in equity is primarily related to the net income for the year ended December 31, 2013 of approximately $0.9 million, offset by a decrease in other comprehensive income of $0.5 million related to unrealized losses on securities available for sale.

Comparison of Results of Operations for the Years Ended December 31, 2013 and December 31, 2012

         General. Net income for the year ended December 31, 2013 was $0.9 million compared to $0.7 million for the year ended December 31, 2012.

        Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$6,206	$7,028	$(822)	(11.70)%
Securities:
Mortgage-backed and related securities	469	633	(164)	(25.91)
U.S. agency securities	-	38	(38)	(100.00)
State and municipal securities	266	211	55	26.07
Non-marketable equity securities	6	5	1	20.00
Interest-bearing deposits	5	4	1	25.00
Total interest and dividend income	6,952	7,919	(967)	(12.21)
Interest expense:
Deposits	1,452	2,170	(718)	(33.09)
Borrowings	-	-	-	-
Total interest expense	1,452	2,170	(718)	(33.09)
Net interest income	$5,500	$5,749	$(249)	(4.33)%

      Net interest income decreased $0.2 million, or 4.3%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Interest and dividend income decreased due to the yield on interest earning assets decreasing from 4.75% to 4.37% and average interest earning assets declining by $7.4 million. The decline in the loan portfolio contributed to a significant portion of the change in average interest earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during 2013. This decline in interest income was partially offset by a $0.7 million or 33.1% reduction in interest expense. The cost of funds declined 40 basis points or 28.8% in 2013 due to the low rate environment. Additionally, the average balance of interest bearing liabilities declined by $8.8 million or 5.7%.

          Provision for Loan Losses. Management recorded a loss provision of $0.9 million for the year ended December 31, 2013, compared to $1.9 million for the year ended December 31, 2012. The loss provision decrease for the year ended December 31, 2013 was reflective of a decrease in charge-offs of $1.8 million from 2012 to 2013, and management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses. Based on a review of the loans that were in the loan portfolio at December 31, 2013, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

          Other Income. The following table summarizes other income for the years ended December 31, 2013 and 2012.

	2013	2012	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$14	$(14)	(100.00)%
Gain on sale of loans	66	109	(43)	(39.45)
Gain on sale of OREO, net	-	87	(87)	(100.00)
Origination of mortgage servicing rights, net of amortization	5	(1)	6	600.00
Customer service fees	299	290	9	3.10
Income on bank owned life insurance	9	30	(21)	(70.00)
Other	280	113	167	147.79
Total other income	$659	$642	$17	2.65%

   The slight increase in other income was primarily a result of the receipt in 2013 of a $0.1 million recovery of fraud losses on consumer loans related to frauds which occurred and were expensed during 2011 and 2012, recording of the 2013 TIF reimbursement, and rental income on OREO properties. The increase was partially offset by decreases in gains on the sales of OREO, securities, loans, and reduced income on bank owned life insurance. During 2013, the Company sold 28 of its OREO properties for a net loss and during 2012 the Company sold 18 of its OREO properties for a net gain of $87,000. The decrease in gain on sale of securities is a result of there being no securities sold during 2013, while six securities were sold for a net gain of $14,000 during 2012. The decrease in gain on sale of loans is a result of fewer loan originations and sales of loans during 2013 as compared to 2012.

           Other Expenses. The following table summarizes other expenses for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,629	$1,502	$127	8.46%
Directors fees	101	87	14	16.09
Occupancy	455	448	7	1.56
Deposit insurance premium	189	242	(53)	(21.90)
Legal and professional services	274	220	54	24.55
Data processing	290	320	(30)	(9.38)
Valuation adjustments and expenses on foreclosed real estate	335	152	183	120.39
Loss on sale OREO	4	-	4	100.00
Loss on sale of repossessed assets	8	19	(11)	(57.89)
Loss on consumer loans	-	41	(41)	(100.00)
Other	530	505	25	4.95
Total other expenses	$3,815	$3,536	$279	7.89%

Efficiency ratio (1)	61.94%	55.31%

(1) Computed as other expenses divided by the sum of net interest income and other income.

Total other expenses increased in 2013 by $0.3 million, or 7.9% due primarily to increases in valuation adjustments and expenses on foreclosed real estate and increased insurance expenses, both due to the number of OREO properties, increases in salaries and employee benefits, an increase in legal and professional services due to compliance related activities, and an increase in directors fees due to the addition of one new director in late 2012. The increases were offset by decreases in deposit insurance premiums due to lower deposits, decreases in data processing costs, the absence of losses on the sale of repossessed assets, and the absence of losses on consumer loans during the 2013 as compared to 2012. The efficiency ratio increased primarily due to higher costs for the period.

          Income Taxes. The Company recorded an income tax expense of $0.5 million for the year ended December 31, 2013, compared to $0.3 million for the year ended December 31, 2012. The effective tax rates for the years ended December 31, 2013 and 2012 were 36.76% and 28.61%, respectively.

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

	Year Ended December 31,
	2013			2012			2011
	(Dollars in Thousands)
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
ASSETS
Interest-earning assets
Securities, net (1)	$33,450	$735	2.20%	$32,457	$882	2.72%	$32,807	$1,058	3.22%
Loans receivable, net (2)	115,587	6,206	5.37%	125,478	7,028	5.60%	130,283	7,503	5.76%
Non-marketable equity securities	1,267	6	0.47%	1,689	5	0.30%	2,535	3	0.12%
Other investments	8,916	5	0.06%	6,977	4	0.06%	4,394	3	0.07%
Total interest-earning assets	159,220	$6,952	4.37%	166,601	$7,919	4.75%	170,019	$8,567	5.04%
Non-interest-earning assets	16,467			16,577			16,512
TOTAL ASSETS	$175,687			$183,178			$186,531

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$20,837	$51	0.24%	$20,369	$85	0.42%	$20,544	$129	0.63%
Savings accounts	16,642	14	0.08%	15,026	20	0.13%	13,444	16	0.12%
Certificates of Deposit accounts	95,916	1,381	1.44%	107,805	2,055	1.91%	114,205	2,410	2.11%
Checking accounts	13,465	6	0.04%	12,493	10	0.08%	11,282	15	0.13%
Total interest-bearing liabilities	146,860	1,452	0.99%	155,693	2,170	1.39%	159,475	2,570	1.61%
Non-interest-bearing liabilities	7,638			6,612			5,699
TOTAL LIABILITIES	154,498			162,305			165,174
EQUITY	21,189			20,873			21,357
TOTAL LIABILITIES AND EQUITY	$175,687			$183,178			$186,531
NET INTEREST INCOME		$5,500			$5,749			$5,997
NET INTEREST RATE SPREAD (3)			3.38%			3.36%			3.43%
NET INTEREST MARGIN (4)			3.45%			3.45%			3.53%
RATIO OF AVERAGE INTEREST- EARNING ASSETS TO AVERAGE
INTEREST-BEARING LIABILITIES			108.42%			107.01%			106.61%

(1)	Includes unamortized discounts and premiums.
(2)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $135,000, $189,000, and $301,000 for 2013, 2012, and 2011, respectively.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2013 COMPARED TO 2012 INCREASE (DECREASE) DUE TO			2012 COMPARED TO 2011 INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$22	$(169)	$(147)	$(10)	$(166)	$(176)
Loans receivable, net	(531)	(291)	(822)	(269)	(206)	(475)
Non-marketable equity securities	(2)	3	1	(3)	5	2
Other investments	1	(0)	1	2	(1)	1
Total interest-earning assets	$(510)	$(457)	$(967)	$(280)	$(368)	$(648)

Interest expense on
Money Market accounts	$1	$(35)	$(34)	$(1)	$(43)	$(44)
Passbook savings accounts	1	(7)	(6)	2	2	4
Certificates of Deposit accounts	(171)	(503)	(674)	(122)	(233)	(355)
Checking accounts	-	(4)	(4)	1	(6)	(5)
Total interest-bearing liabilities	(169)	(549)	(718)	(120)	(280)	(400)
Change in net interest income	$(341)	$92	$(249)	$(160)	$(88)	$(248)

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

We have sought to manage our interest rate risk in order to limit the exposure of our earnings and capital to changes in interest rates. In an attempt to accomplish this, we offer a variety of loan products, some of which are based on the prime rate and some loan products that adjust on one- to-five year intervals, based on various indices including the prime rate and U.S. Treasury securities. To shorten asset duration, we purchase auto loans, which are usually four to five years in length, as well as balance our investment purchases to ensure extension risk is minimizes. In addition, we have attempted to lengthen the maturities of our deposit accounts by offering proportionately higher interest rates for longer terms, 3-5 year certificate accounts and by increasing our core deposits, in which the overall balances are generally less volatile to interest rate fluctuations than certificate accounts.

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

	Year Ended December 31, 2013
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$14,254	$(9,010)	-38.73%	9.18%	(431)
+200	17,036	(6,228)	-26.77%	10.60%	(289)
+100	20,341	(2,923)	-12.56%	12.20%	(129)
0	23,264	-	-	13.49%	-
-100	25,797	2,533	10.89%	14.60%	111

	Year Ended December 31, 2012
	Net Portfolio Value			Net Portfolio Value As A Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$12,481	$(9,666)	-43.64%	7.73%	(467)
+200	15,529	(6,618)	-29.88%	9.30%	(310)
+100	18,787	(3,360)	-15.17%	10.88%	(152)
0	22,147	-	-	12.40%	-
-100	24,822	2,675	12.00%	13.56%	116

  The table above indicates that at December 31, 2013, in the event of a 100 basis point increase in interest rates, we would experience a decrease of approximately 12.6% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 26.8% in net portfolio value. For a 300 basis point increase in interest rates, we would experience a decrease value of approximately 38.7% in net portfolio value.

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

Liquidity and Capital Resources

          We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 7.2% for the year ended December 31, 2013 compared to 5.7% for the year ended December 31, 2012. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination and purchase of one-to-four family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2013 and 2012, our loan originations totaled $16.7 million and $17.9 million, respectively. For the years ended December 31, 2013 and 2012, we purchased loans totaling $4.0 million and $5.8 million, respectively. For the years ended December 31, 2013 and 2012, we received $5.4 million and $8.4 million, respectively, from the sale of loans, resulting in gains of $66,000 and $109,000, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $7.1 million and $12.1 million for the years ended December 31, 2013 and 2012 respectively. We purchased $14.1 million and $8.4 million in securities for the years ended December 31, 2013 and 2012, respectively. For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits decreased $9.3 million for the year ended December 31, 2013 and decreased $4.9 million for the year ended December 31, 2012. For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business-Deposit Activities and Other Sources of Funds.”

          Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances and with Bankers Bank of Wisconsin to purchase Federal Funds. As a member of the FHLBC, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $50.4 million and $53.0 million from the FHLBC as of December 31, 2013 and 2012, respectively. In addition, as of December 31, 2013, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were no Federal Home Loan Bank advances and no Federal Funds purchased outstanding at December 31, 2013 and 2012.

At December 31, 2013 we had outstanding commitments to originate loans of $6.8 million, unfunded commitments under lines of credit of $8.0 million, unfunded commitments on construction loans of $1.7 million, and no unfunded standby letters of credit. At December 31, 2013, certificates of deposit scheduled to mature in less than one year totaled $38.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

         The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from Ottawa Savings Bank.  The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board, but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2013, the Company had liquid assets of $312,000.

Off-Balance Sheet Arrangements and Contractual Obligations

          For the year ended December 31, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect in its financial condition, results of operations or cash-flows.

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

          In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the update requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments are effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect the adoption of this update to have a significant impact on its financial position, results of operation or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item 8 is contained on pages F-2 through F-45 of this Form 10-K.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to page 46 of this Annual Report on Form 10-K.

(c)	Changes to Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s Board of Directors consists of six members and is divided into three classes with three-year staggered terms, with one-third of the directors elected each year.

Information regarding the directors of the Company is set forth below. Unless otherwise stated, each director has held his or her current occupation for the last five years. The age indicated for each individual is as of December 31, 2013. There are no family relationships among the directors or executive officers. The indicated period of service as a director includes service as a director of the Bank.

Directors with Terms Ending in 2014:

John M. Armstrong is a Principal at Armstrong & Associates, a registered investment advisory firm, in Ottawa, Illinois. Age 57. Director since 2012.

As a Certified Public Accountant and Certified Financial Planner, Mr. Armstrong provides the Board of Directors with experience regarding accounting and financial matters. Additionally, as a lifelong resident of Ottawa, Illinois, Mr. Armstrong has been actively involved in various community organizations, having served on the Board of the Ottawa Elementary School District and the Illinois Valley Fine Arts Trust and as a committee member with the United Way.

Jon Kranov has been employed with Ottawa Savings Bank since 1978 and has served as President of Ottawa Savings Bank, Ottawa Savings Bancorp and Ottawa Savings Bancorp MHC since May 2010. He is currently the Chairman of the Bank’s Board of Directors and attends all committee meetings of the Board of Directors in his capacity as such. Mr. Kranov served as the Senior Vice President and Chief Financial Officer of the Bank from 1996 until May 2010 and 1996 until December 2011, respectively. He served in the positions of Senior Vice President and Chief Financial Officer of Ottawa Savings Bancorp and Ottawa Savings Bancorp MHC from 2005 until May 2010 and 2005 until December 2010, respectively. Mr. Kranov has an undergraduate degree in Accounting from Western Illinois University and has received a Masters Degree in Finance and Human Relations from Lewis University. Age 59. Director since May 2010.

Mr. Kranov’s involvement in the Bank’s and Company’s local community affords the Board valuable insight regarding the business and operation of the Bank and the Company. Mr. Kranov’s experience as Chief Financial Officer and knowledge of the various financial and accounting issues facing public companies in the banking sector, as well as his long history with the Bank and the Company, position him well as our President and Chief Executive Officer.

Directors with Terms Ending in 2015:

Arthur C. Mueller is the President of Mueller Funeral Homes, Inc. Age 60. Director since 1987.

As a lifelong and 6th generation resident of LaSalle County, Mr. Mueller has been actively involved in various community organizations, having served on the Board of Ottawa Regional Hospital and Healthcare Center and the Chamber of Commerce and as a member of Rotary International. With five funeral home locations in LaSalle County, Mr. Mueller has extensive ties to the Bank’s and the Company’s market area, as well as valuable leadership experience that he brings to the Board of Directors.

Daniel J. Reynolds is the co-owner of H.R. Imaging, Inc., a photography business in Ottawa, Illinois. Age 67. Director since 2003.

As a lifelong resident of Ottawa, Illinois who is actively involved in various community organizations, Mr. Reynolds has in-depth knowledge of the Bank’s and the Company’s market area. Additionally, Mr. Reynolds involvement in real estate development has given him knowledge of the local real estate industry, and his experience as a small business owner has given him organizational understanding and management expertise that he brings to the Board of Directors.

Directors with Terms Ending in 2016:

James A. Ferrero retired from LaSalle County Housing Authority as of December 31, 2005. He is the owner and president of a package store in Ottawa, Illinois. Age 64. Director since 2000. As a lifelong resident of Ottawa, Illinois who is actively involved in various community organizations, like the Chamber of Commerce, Mr. Ferrero has developed extensive ties to the market area in which the Bank and Company operate. Additionally, Mr. Ferrero’s education in finance and experience as a small business owner have provided him with financial experience and expertise that is valuable to the Board of Directors.

Keith F. Johnson is the co-owner of Johnson Pattern and Machine Co. in Ottawa, Illinois. Age 60. Director since 2001. As a lifelong resident of Ottawa, Illinois who is actively involved in various community organizations, Mr. Johnson has in-depth knowledge of the market area in which the Bank and Company operate. Mr. Johnson’s service as an elected Commissioner of our local government has provided him with leadership and managerial skills, which are valuable to the Board of Directors.

Executive Officers Who are Not Also Directors:

Below is information regarding our officers who are not also directors. Each officer has held his current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2013.

Philip B. Devermann has served as the Vice President of Ottawa Savings Bank since 1996. Mr. Devermann has served as the Vice President of Ottawa Savings Bancorp and Ottawa Savings Bancorp MHC since 2005. He has been employed with Ottawa Savings Bank since 1979. Mr. Devermann has an undergraduate degree in finance from Eastern Illinois University. Age 63.

Marc N. Kingry has served as the Chief Financial Officer of Ottawa Savings Bank, Ottawa Savings Bancorp and Ottawa Savings Bancorp MHC since December 2010. Prior to 2010, Mr. Kingry was Senior Vice President and Controller at a bank in Ottawa, Illinois since 2002. Mr. Kingry has an undergraduate degree in accountancy and has received a Masters Degree in Accounting from Illinois State University. He is a licensed Certified Public Accountant. Age 51.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Ottawa Savings Bancorp common stock during the year ended December 31, 2013.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors, executive officers and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code.

A copy of the Code of Ethics and Business Conduct is available without charge, upon written request to c/o Corporate Secretary, 925 LaSalle Street, Ottawa, Illinois 61350.

Corporate Governance

The following table identifies our standing committees and their members as of December 31, 2013. All members of each committee are independent in accordance with the listing standards of the NASDAQ Stock Market.

Director	Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee	Assets and Liability Committee

John M. Armstrong	X	X	X	X
James A. Ferrero	X*	X	X	X
Keith F. Johnson	X	X	X*	X*
Arthur C. Mueller	X	X	X	X
Jon Kranov				X
Daniel J. Reynolds	X	X*	X	X

Number of Meetings in 2013	5	1	6	4

_________

*     Chairman

Audit Committee. The Audit Committee meets periodically with the independent registered public accounting firm and management to review accounting, auditing, internal control structure and financial reporting matters. The board of directors has determined that James A. Ferrero is an “audit committee financial expert,” as such term is defined by the rules and regulations of the Securities and Exchange Commission. Mr. Ferrero is independent under the listing standards of the Nasdaq Stock Market. The Audit Committee acts under a written charter, a copy of which is available on the Company’s website at www.ottawasavings.com.

        Compensation Committee. The Compensation Committee is responsible for human resource policies, salaries and benefits, incentive compensation, executive development and management succession planning. It also handles policies relating to nondiscriminatory employment practices, including those related to hiring, compensation and promotion. The Compensation Committee reviews all compensation components for the Company’s President and Chief Executive Officer including annual salary, bonus, stock options, and other direct and indirect benefits, as well as reviews the Company’s executive and employee compensation programs, and director compensation. The Committee considers the performance of the Company, shareholder return, competitive market values, and the compensation given to the President and Chief Executive Officer over recent years when determining appropriate compensation for the President and Chief Executive Officer. In setting executive compensation, the Committee ensures that a significant portion of compensation is connected to the long-term interest of shareholders. In its oversight of employee compensation programs, prior to making its recommendation to the Board, the Committee reviews recommendations from the President and Chief Executive Officer and Human Resources Manager. Decisions by the Compensation Committee with respect to the compensation levels are approved by the full Board of Directors. The Compensation Committee acts under a written charter. A copy of the Compensation Committee charter is not available on the Company’s website. A copy of the Compensation Committee charter was attached as Appendix A to the Company’s 2013 Proxy Statement and is publicly available on the Securities and Exchange Commission’s website.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for the annual selection of the Board of Directors’ nominees for election as directors and developing and implementing policies and practices relating to corporate governance, including implementation of and monitoring adherence to Ottawa Savings Bancorp’s corporate governance policy. The Nominating and Corporate Governance Committee acts under a written charter adopted by the Board of Directors. A copy of the Nominating and Corporate Governance Committee charter is not available on the Company’s website. A copy of the Nominating and Corporate Governance Committee charter was attached as Appendix B to the Company’s 2013 Proxy Statement and is publicly available on the Securities and Exchange Commission’s website.

 ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following information is furnished for all individuals serving as the principal executive officer of the Company for the two most recently completed fiscal years and the next two most highly compensated executive officers of the Company whose total compensation for 2013 fiscal year exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)(1)	All Other Compen- sation ($) (2)	Total ($)

Jon Kranov President and Chief Executive Officer	2013	176,500	—	—	—	34,258	40,107	250,865
	2012	166,650	—	—	—	31,211	35,235	233,096

Philip B. Devermann Vice President	2013	124,500	—	—	—	18,124	15,753	158,377
	2012	120,848	—	—	—	16,998	13,050	150,896

Marc N. Kingry Chief Financial Officer	2013	101,145	—	—	—	16,013	12,417	129,575
	2012	93,425	—	—	—	13,143	7,891	114,459

(1)	Represents payments made pursuant to the Employee Incentive Compensation Plan. Awards earned during 2013 were paid in March 2014.
(2)

Details of the amounts reported in “All Other Compensation” for 2013 are provided in the table below. All perquisites, which, in the aggregate, were less than $10,000 for an individual were excluded from “All Other Compensation.”

	Mr. Kranov	Mr. Devermann	Mr. Kingry
Board of Director fees	$16,800	$—	$—
Employee stock ownership plan allocation	8,613	5,679	4,999
Fair market value of Employer contributions to 401(k) Plan	12,462	8,490	6,857
Dividends received on Stock Awards	105	—	—
Auto	1,095	—	—
Life insurance	1,032	1,584	561

Salary Continuation Agreements

Ottawa Savings Bank has entered into a Salary Continuation Agreement with each of Jon Kranov and Philip B. Devermann.

Under the Salary Continuation Agreements, if Mr. Kranov’s or Mr. Devermann’s employment with the Bank terminates (1) on or after his 65th birthday; (2) subsequent to a change in control (as defined in each agreement); (3) on account of a disability; or (4) because of death, they will be entitled to receive $25,258 and $27,480, respectively, per year for 20 years commencing at the later of age 65 or the date of his termination of employment. The executive may elect, subject to the requirements of Section 409A of the Internal Revenue Code, to receive a lump sum payment that is actuarially equivalent to the normal retirement benefit. If the executive terminates employment before his 65th birthday for reasons other than cause, death or disability, and not subsequent to a change in control, he will receive a reduced benefit, which varies depending on the date of termination. The executive will forfeit his entitlement to all benefits under the Agreement if his employment with the Bank is terminated for cause as specified in his Agreement.

Employee Incentive Compensation Plan

The Employee Incentive Compensation Plan (the “EIP”) is an annual, variable compensation program designed to encourage participants to produce results that enable the Bank to reach targeted levels of performance for the fiscal year. The EIP is also meant to reward sound banking practices.

The cash incentive opportunities noted below are shown as a percentage of base salary. See “Summary Compensation Table” for the 2013 base salaries and the actual 2013 payouts under the EIP.

	2013 EIP Incentive Opportunities
Role	Below Threshold	Threshold (90% of Target)	Target (100%)	Stretch (110% of Target)
Chief Executive Officer	0%	10.0%	20.0%	30.0%
Chief Financial Officer	0	7.5	15.0	22.5
Vice President	0	7.5	15.0	22.5

For fiscal year 2013 the Chief Executive Officer and Compensation Committee Chairman identified a threshold level of earnings that must be achieved before any incentive funds are made available. The earnings are expressed as net income before taxes and before any incentive awards. A target, or planned, level is also determined. As fiscal performance exceeds the threshold level a percentage of the net income before taxes is allocated to the incentive pool. When fiscal performance reaches the target level, the incentive pool equals the sum of the target incentives. As fiscal performance exceeds the target level, additional allocations are made to the incentive pool to provide employees with continual motivation and reinforcement to exceed planned performance. Decisions are made by the Chief Executive Officer (for individuals other than himself) and the Compensation Committee to include or exclude certain items from the calculation of pre-tax, pre-incentive net income.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)

Jon Kranovs	18,533	—		$12.35	11/21/2016	—		—
	5,232	3,490	(2)	$6.00	11/17/2020	1,398	(2)	$11,883
Philip B. Devermann	17,443	—		$12.35	11/21/2016	—		—
Marc N. Kingry	5,232	7,851	(3)	$4.25	11/16/2021	3,141	(3)	$26,698

______________________

(1)	Market value is calculated on the basis of $8.50 per share, which is the closing sales price for our common stock on December 31, 2013.
(2)	Stock options and stock awards granted pursuant to the 2006 Equity Incentive Plan vest in five approximately equal installments commencing on November 17, 2011.
(3)	Stock options and stock awards granted pursuant to the 2006 Equity Incentive Plan vest in five approximately equal installments commencing on November 19, 2012.

Directors’ Compensation

The following table sets forth the compensation received by non-employee directors for their service on our Board of Directors during 2013.

Name	Fees Earned or Paid in Cash ($)	Nonqualified Deferred Compensation Earnings	Stock Awards ($)	Option Awards	All Other Compensation ($)	Total ($)
James A. Ferrero	16,800	—	—	—	—	16,800
Keith F. Johnson	16,800	—	—	—	—	16,800
Arthur C. Mueller	16,800	—	—	—	—	16,800
Daniel J. Reynolds	16,800	—	—	—	—	16,800
John M. Armstrong	16,800	—	—	—	—	16,800

The following tables set forth the applicable retainers and fees that are paid to non-employee directors for their service on the Boards of Directors. Directors do not receive fees for service on Board committees. Directors do not receive any compensation for their service on the Board of Directors of the MHC.

Board of Directors of Bank:
Monthly Retainer for all Board Members	$1,050

Board of Directors of Company:
Quarterly Retainer for all Board Members	$1,050

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)     The following table provides information as of December 31, 2013 about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding(1)

Ottawa Savings Bancorp MHC 925 LaSalle Street Ottawa, Illinois 61350	1,223,701		57.8%

Tyndall Capital Partners, LP 599 Lexington Avenue Suite 4100 New York, New York 10022	129,237	(2)	6.1%

(1)	Based on 2,117,979 shares of Company common stock outstanding and entitled to vote as of December 31, 2013.
(2)	Based exclusively on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013.

(b)     The following table provides information as of December 31, 2013 about the shares of Ottawa Savings Bancorp common stock that may be considered to be beneficially owned by each director of the Company, by those named executive officers of the Company listed in the Summary Compensation Table and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he has directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security and each of the listed individuals has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Owned (Excluding Options) (1)		Number of Shares That May Be Acquired Within 60 Days By Exercising Options	Percent of Common Stock Outstanding (2)
Directors:

John M. Armstrong	3,810		—	*
James A. Ferrero	20,180	(3)	5,451	1.21%
Keith F. Johnson	19,180	(4)	5,451	1.16%
Jon Kranov	35,651		23,765	2.81%
Arthur C. Mueller	12,180		5,451	*
Daniel J. Reynolds	24,680	(5)	5,451	1.42%

Executive Officers Who Are Not Directors:

Philip B. Devermann	16,429	17,443	1.60%
Marc N. Kingry	8,792	5,232	*
All directors and executive officers as a group (8 persons)	140,902	68,244	9.87%

*Represents less than 1% of the Company’s outstanding shares.

(1) This column includes the following:

Name	Shares of Restricted Stock Awards Held in Trust	Shares Allocated Under the Ottawa Savings Bank ESOP	Shares Held in Trust in the Ottawa Savings Bank 401(k) Plan

John M. Armstrong	—	—	—
Philip Devermann	—	5,341	10,194
James A. Ferrero	—	—	—
Keith Johnson	—	—	—
Marc N. Kingry	3,141	1,657	—
Jon Kranov	1,398	6,535	5,373
Arthur C. Mueller	—	—	—
Daniel J. Reynolds	—	—	—

(2)     Based on 2,117,979 shares of Company common stock outstanding and entitled to vote as of December 31, 2013.

(3)     Includes 500 shares of which Mr. Ferrero may be deemed the beneficial owner as the trustee of his daughter’s trust.

(4)     Includes 17,000 shares pledged as security for a loan with an unrelated financial institution.

(5)     Includes 8,500 shares held by Mr. Reynold’s spouse.

(c) Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) Equity Compensation Plans

The Company has adopted the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, pursuant to which equity may be awarded to participants. The plan was approved by the Company’s shareholders. The following table sets forth certain information with respect to the Company’s equity compensation plan(s) as of December 31, 2013.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	92,667	$10.46	16,353
Equity Compensation Plans not Approved by Stockholders	--	--	--
Total	92,667	$10.46	16,353

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Material Transactions

The Sarbanes-Oxley Act generally prohibits loans by the Bank to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Ottawa Savings Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Ottawa Savings Bancorp’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of the Company must disclose any existing or emerging conflicts of interest to the President and Chief Executive Officer of the Company. Such potential conflicts of interest include, but are not limited to, the following: (i) the Company conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest; and (ii) the ownership of more than 1% of the outstanding securities (or that represents more than 5% of the total assets of the employee and/or family member) of any business entity that does business with or is in competition with the Company.

Director Independence

The Company’s Board of Directors consists of six members, all of whom are independent under the current listing standards of the Nasdaq Stock Market, except for Mr. Kranov, who is the Company’s and the Bank’s President and Chief Executive Officer. In determining the independence of its directors, the Board considered transactions, relationships or arrangements between the Company, the Bank and its directors that are not required to be disclosed in Item 13 of this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2013 and December 31, 2012 for services provided by McGladrey LLP.

	2013	2012

Audit Fees (1)	$113,800	$108,500
Audit-Related Fees	—	—
Tax Fees (2)	11,600	11,995
All Other Fees	—	—

_________________________

(1)	For 2012 and 2013, includes fees for performance of the audit, review of financial statements for public filings and attendance at the annual meeting.
(2)	For 2012 and 2013, represents fees for preparation of federal and state consolidated tax returns, claims for refunds and tax payment-planning services for tax compliance, tax planning and tax advice.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at the next regular meeting of the Audit Committee. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

During the year ended December 31, 2013, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

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

10.4

Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.5	Ottawa Savings Bank Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)

10.6

Amendment to Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

10.7	Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.11 to Company's Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)

10.8

Salary Continuation Agreement between Ottawa Savings Bank and Jon L. Kranov, as amended (incorporated by reference to Exhibit 10.12 to Company's Annual Report on Form 10-K, No. 000-51367, filed on March 30, 2009)

10.9	Salary Continuation Agreement between Ottawa Savings Bank and Philip B. Devermann, as amended (incorporated by reference to Exhibit 10.13 to Company's Annual Report on Form 10-K, No. 000-51367, filed on March 30, 2009)

11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Company’s 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2007)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company’s 2005 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2006)

23.1	Consent of McGladrey LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101

The following materials from the Ottawa Savings Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

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

          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

Consolidated Financial Statements

12.31.13

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ottawa Savings Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY LLP

Chicago, Illinois

March 25, 2014

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Cash and due from banks	$2,174,979	$1,439,637
Interest bearing deposits	4,430,861	9,348,352
Total cash and cash equivalents	6,605,840	10,787,989
Federal funds sold	3,630,000	1,666,000
Securities held to maturity (fair value of $13 at December 31, 2012)	-	12
Securities available for sale	34,547,080	28,863,603
Non-marketable equity securities	1,233,536	1,334,436
Loans, net of allowance for loan losses of $2,910,580 and $3,381,441 at December 31, 2013 and December 31, 2012, respectively	110,672,618	121,994,851
Loans held for sale	-	171,095
Premises and equipment, net	6,451,409	6,629,794
Accrued interest receivable	652,693	696,638
Foreclosed real estate	584,786	1,297,214
Deferred tax assets	2,450,072	2,243,663
Cash value of life insurance	2,096,181	1,587,436
Prepaid FDIC premiums	-	163,999
Income tax refunds receivable	-	166,590
Other assets	1,686,107	1,442,841
Total assets	$170,610,322	$179,046,161
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$5,219,028	$4,313,635
Interest bearing	140,549,623	150,761,010
Total deposits	145,768,651	155,074,645
Accrued interest payable	582	806
Other liabilities	3,035,707	2,686,620
Total liabilities	148,804,940	157,762,071
Commitments and contingencies
Redeemable common stock held by ESOP plan	319,090	237,712
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,706,921	8,705,547
Retained earnings	14,619,095	13,689,967
Unallocated ESOP shares	(305,256)	(356,132)
Unearned management recognition plan shares	(21,024)	(33,977)
Accumulated other comprehensive (loss) income	(4,485)	468,554
	23,017,500	22,496,208
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(319,090)	(237,712)
Total stockholders' equity	21,486,292	21,046,378
Total liabilities and stockholders' equity	$170,610,322	$179,046,161

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2013 and 2012

	2013	2012
Interest and dividend income:
Interest and fees on loans	$6,205,611	$7,028,299
Securities:
Residential mortgage-backed and related securities	469,265	633,118
U.S. agency securities	-	38,297
State and municipal securities	266,135	210,311
Dividends on non-marketable equity securities	5,751	5,418
Interest-bearing deposits	5,460	3,792
Total interest and dividend income	6,952,222	7,919,235
Interest expense:
Deposits	1,451,959	2,169,642
Borrowings	-	1
Total interest expense	1,451,959	2,169,643
Net interest income	5,500,263	5,749,592
Provision for loan losses	875,000	1,912,000
Net interest income after provision for loan losses	4,625,263	3,837,592
Other income:
Gain on sale of securities	-	13,948
Gain on sale of loans	66,229	109,059
Gain on sale of OREO, net	-	86,984
Origination of mortgage servicing rights, net of amortization	5,157	(1,307)
Customer service fees	299,148	289,815
Income on bank owned life insurance	8,745	30,330
Other	279,887	113,532
Total other income	659,166	642,361
Other expenses:
Salaries and employee benefits	1,629,301	1,501,839
Directors fees	100,800	87,150
Occupancy	454,966	447,804
Deposit insurance premium	189,111	241,514
Legal and professional services	274,506	219,985
Data processing	289,599	320,034
Valuation adjustments and expenses on foreclosed real estate	335,208	152,088
Loss on sale of OREO, net	4,323	-
Loss on sale of repossessed assets	7,513	18,908
Loss on consumer loans	-	41,514
Other	529,982	504,725
Total other expenses	3,815,309	3,535,561
Income before income tax expense	1,469,120	944,392
Income tax expense	539,992	270,202
Net income	$929,128	$674,190
Basic earnings per share	$0.45	$0.33
Diluted earnings per share	$0.45	$0.32

 See Accompanying Notes to Consolidated Financial Statements

 Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013 and 2012

	2013	2012
Net income	$929,128	$674,190
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(716,726)	74,198
Reclassification adjustment for (gains) included in net income	-	(13,948)
Other comprehensive (loss) income, before tax	(716,726)	60,250
Income tax (benefit) expense related to items of other comprehensive (loss) income	(243,687)	20,485
Other comprehensive (loss) income, net of tax	(473,039)	39,765
Comprehensive income	$456,089	$713,955

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2011	$22,249	$8,715,905	$13,015,777	$(407,008)	$(41,119)	$428,789	$(1,212,118)	$(109,818)	$20,412,657
Net income	-	-	674,190	-	-	-	-	-	674,190
Other comprehensive income	-	-	-	-	-	39,765	-	-	39,765
Allocation of 5,088 of ESOP shares	-	(21,291)	-	50,876	-	-	-	-	29,585
Compensation expense on MRP awards granted	-	-	-	-	7,142	-	-	-	7,142
Compensation expense on RRP options granted	-	10,933	-	-	-	-	-	-	10,933
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	(127,894)	(127,894)
Balance, December 31, 2012	22,249	8,705,547	13,689,967	(356,132)	(33,977)	468,554	(1,212,118)	(237,712)	21,046,378
Net income	-	-	929,128	-	-	-	-	-	929,128
Other comprehensive loss	-	-	-	-	-	(473,039)	-	-	(473,039)
Allocation of 5,087 of ESOP shares	-	(13,077)	-	50,876	-	-	-	-	37,799
Compensation expense on MRP awards granted	-	-	-	-	12,953	-	-	-	12,953
Compensation expense on RRP options granted	-	14,451	-	-	-	-	-	-	14,451
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	(81,378)	(81,378)
Balance, December 31, 2013	$22,249	$8,706,921	$14,619,095	$(305,256)	$(21,024)	$(4,485)	$(1,212,118)	$(319,090)	$21,486,292

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities
Net income	$929,128	$674,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	186,957	200,766
Provision for loan losses	875,000	1,912,000
Provision for deferred income taxes	37,278	426,474
Net amortization of premiums and discounts on securities	595,741	494,413
Gain on sale of securities	-	(13,948)
Origination of mortgage loans held for sale	(5,152,718)	(8,504,304)
Proceeds from sale of mortgage loans held for sale	5,390,042	8,442,268
Gain on sale of loans, net	(66,229)	(109,059)
Origination of mortgage servicing rights, net of amortization	(5,157)	1,307
Proceeds from sale of non-mortgage loans held for sale	268,634	-
Loss (gain) on sale of foreclosed real estate	4,323	(86,984)
Write down of foreclosed real estate	161,284	36,798
Loss on sale of repossessed assets	7,513	18,908
Loss on consumer loans	-	41,514
ESOP compensation expense	37,799	29,585
MRP compensation expense	12,953	7,142
Compensation expense on RRP options granted	14,451	10,933
Increase in cash surrender value of life insurance	(8,745)	(30,330)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	163,999	230,798
Decrease (increase) in accrued interest receivable	43,945	(5,271)
Increase in other assets	(230,109)	(27,450)
Decrease in income tax refunds receivable	166,590	572,068
Increase in accrued interest payable and other liabilities	348,863	208,146
Net cash provided by operating activities	3,781,542	4,529,964
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(14,099,651)	(8,369,727)
Sales, maturities and pay-downs	7,103,707	12,092,854
Securities held to maturity:
Pay-downs	12	3
Purchase of bank-owned life insurance	(500,000)	-
Net decrease in loans	9,578,957	1,957,242
Net increase in federal funds sold	(1,964,000)	(39,000)
Proceeds from sale of foreclosed real estate	1,093,963	1,326,687
Proceeds from sale of repossessed assets	36,987	46,974
Purchase of premises and equipment	(8,572)	(29,184)
Proceeds from sale of non-marketable equity securities	100,900	1,200,516
Net cash provided by investing activities	1,342,303	8,186,365
Cash Flows from Financing Activities
Net decrease in deposits	(9,305,994)	(4,873,805)
Net cash used in financing activities	(9,305,994)	(4,873,805)
Net (decrease) increase in cash and cash equivalents	(4,182,149)	7,842,524
Cash and cash equivalents:
Beginning	10,787,989	2,945,465
Ending	$6,605,840	$10,787,989

(Continued)

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2013 and 2012

	2013	2012
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,452,183	$2,170,744
Interest paid on borrowings	-	1
Income taxes paid, net of (refunds) received	295,217	(794,787)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	599,642	2,429,291
Other assets acquired in settlement of loans	52,500	34,600
Sale of foreclosed real estate through loan origination	52,500	397,736
Transfer of non-mortgage loans to held for sale	268,634	-
Increase in ESOP put option liability	81,378	127,894

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

 In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of December 31, 2013, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

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

       The following portfolio segments and classes of loan receivables have been identified by the Company:

•	Commercial
•	Non-residential real estate
•	One-to-four family residential real estate
•	Multi-family residential real estate
•	Consumer direct
•	Purchased auto loans

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company using the most recent twelve quarters with heavier weighting given to the most recent quarters. The weighting applies 40% to each of the most recent four quarters and 30% to each of the next eight quarters.

 Due to changing economic conditions which resulted in reduced charge-offs through June 30, 2013, management evaluated and changed the historical loss period used in the allowance for loan losses calculation from using the most recent eight quarters of loss history to calculate historical loss rates to the twelve quarters of loss history. The weighting applied to the quarters had been graduated, with heavier weightings applied to the most recent quarters of loss history. Going forward the weighting applied to the quarters is still graduated, with heavier weightings applied to the most recent quarters of loss history; however, the weighting applied has a lesser graduation than the previous methodology. Management evaluated the impact of the change in methodology by calculating the allowance for loan losses using both the old methodology and the new methodology at June 30, 2013, and determined that the change in methodology did not have a material impact on the allowance for loan losses as of June 30, 2013.

 This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:

●	Levels of and trends in delinquencies and impaired loans
●	Levels of and trends in charge-offs and recoveries
●	Trends in volume and terms of loans
●	Effects of any changes in risk selection and underwriting standards
●	Other changes in lending policies, procedures and practices
●	Experience, ability and depth of lending management and other relevant staff
●	National and local economic trends and conditions
●	Industry conditions
●	Effects of changes in credit concentrations

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

 A discussion of the risk characteristics and the allowance for estimated losses on loans, by each portfolio segment, follows:

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

         For commercial and non-residential real estate loans, the allowance for estimated losses on loans consists of specific and general components. For loans that are considered impaired as defined above, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

The Company hires an independent firm to perform a loan review annually to validate the risk ratings on commercial and non-residential loans. Additionally, the reviews include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. They also perform a documentation review on selected loans to determine if the credit is properly documented and closed in accordance with approval authorities and conditions.

         Generally, the Company’s one-to-four family real estate loans conform to the underwriting standards of Freddie Mac and Fannie Mae which would allow the Company the ability to resell the loans in the secondary market. The Company structures most loans that will not conform to those underwriting requirements as adjustable rate mortgages that adjust in one, three or five year increments and retains those in its portfolio. The board approved lending policy establishes minimum appraisal and credit underwriting guidelines, The Company also participates with the USDA Rural Development Company to offer loans to qualifying borrowers. USDA guaranteed loans are granted up to 100% of the appraised value and the USDA guarantees up to 90% of the loan. These loans typically require no down payment, but are subject to maximum income limitations.

 The Company also originates loans for multi-family dwellings. These loans follow board and regulatory approved underwriting guidelines similar to commercial loans, in addition to those standards and processes specific to real estate loans. Collateral for multi-family real estate loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The board approved lending policy specifies maximum loan-to-value limits based on the type of property. The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. The policy also specifies minimum ongoing credit administration procedures including the collection of financial statements, tax returns and rent rolls when applicable. Additionally, the Company will take personal guarantees and cross collateralize other assets of the guarantors as support for repayment.

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

     Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has no uncertain tax positions for which a liability has been recorded. The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2009 and the years prior.

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

	Years ended December 31,
	2013	2012
Net income available to common stockholders	$929,128	$674,190
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,117,979
Weighted average unallocated ESOP shares	(33,256)	(38,349)
Weighted average unvested MRP shares	(6,488)	(8,632)
Basic weighted average shares outstanding	2,078,235	2,070,998
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	5,093	18,445
Weighted average RRP options outstanding *	-	-
Dilutive weighted average shares outstanding	2,083,328	2,089,443
Basic earnings per share	$0.45	$0.33
Diluted earnings per share	$0.45	$0.32

  *The effect of share options for both 2013 and 2012 were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

 In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the update requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments are effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect the adoption of this update to have a significant impact on its financial position, results of operation or cash flows.

Note 2.     Restrictions on Cash and Amounts Due from Banks

At December 31, 2013 and 2012, the Bank was not required to maintain a minimum average balance on hand with the Federal Reserve Bank.

Note 3.      Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Available for Sale
State and municipal securities	$8,676,586	$80,152	$312,219	$8,444,519
Residential mortgage-backed securities	25,877,289	369,098	143,826	26,102,561
	$34,553,875	$449,250	$456,045	$34,547,080
December 31, 2012:
Held to Maturity
Residential mortgage-backed securities	$12	$1	$-	$13
Available for Sale
State and municipal securities	6,789,496	343,292	12,266	7,120,522
Residential mortgage-backed securities	21,364,176	478,917	100,012	21,743,081
	$28,153,672	$822,209	$112,278	$28,863,603

At both December 31, 2013 and 2012, securities with a carrying value of approximately $300,000 were pledged to secure public deposits and for other purposes as required or permitted by law.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 3.     Investment Securities (Continued)

 The amortized cost and fair value at December 31, 2013, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized Cost	Fair Value

Due after three months through one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	3,338,684	3,285,583
Due after ten years	5,337,902	5,158,936
Residential mortgage-backed securities	25,877,289	26,102,561
	$34,553,875	$34,547,080

 There were no proceeds from the sale of securities in 2013 and proceeds of $3.0 million in 2012. There were no realized gains in 2013 and gross realized gains of $58,614 in 2012. There were no realized losses in 2013 and gross realized losses of $44,666 in 2012. The tax provision applicable to these net realized gains amounted to none and $4,742 in 2013 and 2012, respectively.

          Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Securities Available for Sale
State and municipal securities	$4,937,528	$288,364	$258,573	$23,855	$5,196,101	$312,219
Residential mortgage-backed securities	9,832,934	122,774	994,240	21,052	10,827,174	143,826
	$14,770,462	$411,138	$1,252,813	$44,907	$16,023,275	$456,045

December 31, 2012
Securities Available for Sale
State and municipal securities	$1,160,173	$12,266	$-	$-	$1,160,173	$12,266
Residential mortgage-backed securities	4,318,926	73,606	2,587,548	26,406	6,906,474	100,012
	$5,479,099	$85,872	$2,587,548	$26,406	$8,066,647	$112,278

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

          At December 31, 2013, 27 securities had unrealized losses with aggregate depreciation of 2.77% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2013.

Note 4.     Loans and Allowance for Credit Losses (Continued)

Loans

 The components of loans, net of deferred loan costs (fees), are as follows:

	December 31, 2013	December 31, 2012
Residential real estate loans:
One-to-four family residential loans	$77,406,656	$83,018,756
Multi-family residential loans	2,744,963	4,849,766
Total residential real estate loans	80,151,619	87,868,522

Other loans:
Non-residential real estate loans	17,016,805	20,506,860
Commercial loans	7,860,312	8,648,191
Consumer direct	392,273	542,652
Purchased auto	8,162,189	7,810,067
Total other loans	33,431,579	37,507,770
Gross loans	113,583,198	125,376,292
Less: Allowance for loan losses	(2,910,580)	(3,381,441)
Loans, net	$110,672,618	$121,994,851

 Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2013	2012
Purchased auto	$4,048,406	$5,846,908

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

             Net (charge-offs), segregated by class of loans, were as follows:

	Years Ended December 31,
	2013	2012
One-to-four family	$(1,121,124)	$(2,302,726)
Multi-family	(267,628)	(133,430)
Non-residential	51,820	(771,745)
Commercial	-	(52,573)
Consumer direct	(647)	(351)
Purchased auto	(8,282)	(17,146)
Net (charge-offs)/recoveries	$(1,345,861)	$(3,277,971)

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

             The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012:

December 31, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441
Provision charged to income	1,341,113	247,094	(675,724)	(45,165)	880	6,802	875,000
Loans charged off	(1,135,452)	(282,154)	(84,364)	-	(647)	(16,760)	(1,519,377)
Recoveries of loans previously charged off	14,328	14,526	136,184	-	-	8,478	173,516
Balance at end of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580

Period-end amount allocated to:
Loans individually evaluated for impairment	$235,166	$-	$29,977	$-	$-	$-	$265,143
Loans collectively evaluated for impairment	2,042,159	141,367	358,238	29,965	1,698	72,010	2,645,437
Balance at end of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580

December 31, 2012	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$3,113,345	$438,542	$1,145,889	$10,571	$3,578	$35,487	$4,747,412
Provision charged to income	1,246,717	(143,211)	637,975	117,132	(1,762)	55,149	1,912,000
Loans charged off	(2,351,742)	(133,430)	(771,745)	(52,573)	(531)	(26,351)	(3,336,372)
Recoveries of loans previously charged off	49,016	-	-	-	180	9,205	58,401
Balance at end of period	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441

Period-end amount allocated to:
Loans individually evaluated for impairment	$147,209	$-	$31,208	$-	$-	$-	$178,417
Loans collectively evaluated for impairment	1,910,127	161,901	980,911	75,130	1,465	73,490	3,203,024
Balance at end of year	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

             The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012:

December 31, 2013	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$3,455,604	$-	$2,332,243	$-	$-	$-	$5,787,847
Loans collectively evaluated for impairment	73,951,052	2,744,963	14,684,562	7,860,312	392,273	8,162,189	107,795,351
Ending Balance	$77,406,656	$2,744,963	$17,016,805	$7,860,312	$392,273	$8,162,189	$113,583,198

December 31, 2012	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,891,821	$-	$2,726,297	$-	$-	$-	$5,618,118
Loans collectively evaluated for impairment	80,126,935	4,849,766	17,780,563	8,648,191	542,652	7,810,067	119,758,174
Ending Balance	$83,018,756	$4,849,766	$20,506,860	$8,648,191	$542,652	$7,810,067	$125,376,292

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

The following table presents loans individually evaluated for impairment, by class of loans, as of December 31, 2013 and 2012:

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,851,948	$2,729,178	$726,426	$3,455,604	$235,166	$3,480,595
Multi-family	-	-	-	-	-	16,033
Non-residential	2,631,792	2,090,766	241,477	2,332,243	29,977	2,288,596
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$6,483,740	$4,819,944	$967,903	$5,787,847	$265,143	$5,785,224

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,664,253	$820,150	$2,071,671	$2,891,821	$147,209	$6,141,106
Multi-family	-	-	-	-	-	104,209
Non-residential	6,596,593	683,589	2,042,708	2,726,297	31,208	1,814,361
Commercial	-	-	-	-	-	605
Consumer direct	-	-	-	-	-	12,057
Purchased auto	-	-	-	-	-	12,057
	$10,260,846	$1,503,739	$4,114,379	$5,618,118	$178,417	$8,084,395

          For the years ended December 31, 2013 and 2012, the Company recognized no accrued or cash basis interest income on impaired loans.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

         The impaired loans at December 31, 2013 and 2012, include approximately $3.1 million of loans whose terms have been modified in troubled debt restructurings. The restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

 Loans classified as troubled debt restructuring during the years ended December 31, 2013 and 2012, segregated by class of loans, are shown in the table below.

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	5	$662,065	$2,609	6	$633,198	$-
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	1	1,807,708	7,708
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	5	$662,065	$2,609	7	$2,440,906	$7,708

 For the year ended December 31, 2013, all five of the one-to-four family loan modifications were classified as TDRs due to A/B note restructurings which involved principal reductions. One of the new modifications paid-off two existing TDRs, with one new performing A note at a market rate and a charge off of the associated B note. Another of the new modifications restructured 7 impaired loans into an A/B note structure with the new A note at a market rate and performing and a charge off of the associated B note. The other three of the new modifications restructured 3 impaired loans for the same borrower into three A/B note structures with three new A notes at market rates but still nonperforming and a charge off of the associated B notes. Total charge-offs were approximately $616,000 for these TDR’s.

     None of the loan modifications classified as TDRs during 2013 and 2012 had payment defaults (i.e. 60 days or more past due following a modification), during 2013 and 2012, respectively.  All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and nonperforming factors, including consideration of TDRs.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.     Loans and Allowance for Credit Losses (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of December 31, 2013 and 2012:

December 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,549,498	$-
Multi-family	-	-
Non-residential	2,332,243	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$5,881,741	$-

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,067,190	$106,457
Multi-family	-	-
Non-residential	2,985,987	164,305
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$6,053,177	$270,762

 The following table presents the aging of the recorded investment in loans, by class of loans, as of December 31, 2013 and 2012:

December 31, 2013	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,550,329	$492,545	$1,613,697	$4,656,571	$72,750,085	$77,406,656
Multi-family	263,313	-	-	263,313	2,481,650	2,744,963
Non-residential	289,111	428,645	318,475	1,036,231	15,980,574	17,016,805
Commercial	25,795	-	-	25,795	7,834,517	7,860,312
Consumer direct	947	-	-	947	391,326	392,273
Purchased auto	22,719	-	-	22,719	8,139,470	8,162,189
	$3,152,214	$921,190	$1,932,172	$6,005,576	$107,577,622	$113,583,198

December 31, 2012	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,322,111	$616,274	$1,621,408	$4,559,793	$78,458,963	$83,018,756
Multi-family	97,267	-	-	97,267	4,752,499	4,849,766
Non-residential	473,458	334,389	516,414	1,324,261	19,182,599	20,506,860
Commercial	23,601	-	-	23,601	8,624,590	8,648,191
Consumer direct	-	-	-	-	542,652	542,652
Purchased auto	6,422	19,257	-	25,679	7,784,388	7,810,067
	$2,922,859	$969,920	$2,137,822	$6,030,601	$119,345,691	$125,376,292

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

  As of December 31, 2013 and 2012, the risk category of loans by class is as follows:

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,242,347	$3,455,604	$-	$72,708,705
Multi-family	-	-	-	-	2,744,963
Non-residential	12,565,850	2,118,712	2,332,243	-	-
Commercial	7,860,021	291	-	-	-
Consumer direct	-	-	-	-	392,273
Purchased auto	-	-	-	-	8,162,189
Total	$20,425,871	$3,361,350	$5,787,847	$-	$84,008,130

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$3,925,077	$2,891,821	$-	$76,201,858
Multi-family	-	3,826	-	-	4,845,940
Non-residential	17,466,220	314,343	2,726,297	-	-
Commercial	8,486,147	162,044	-	-	-
Consumer direct	-	3,766	-	-	538,886
Purchased auto	-	-	-	-	7,810,067
Total	$25,952,367	$4,409,056	$5,618,118	$-	$89,396,751

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

Note 5.      Servicing

 Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $23,943,969 and $23,162,585 at December 31, 2013 and 2012, respectively.

Note 6.      Accrued Interest Receivable

 Accrued interest receivable at December 31, 2013 and 2012, are summarized as follows:

	2013	2012
State and municipal securities	$105,886	$90,567
Residential mortgage-backed securities	90,288	82,593
Loans	456,519	523,478
	$652,693	$696,638

Note 7.      Premises and Equipment

 Premises and equipment at December 31, 2013 and 2012, are summarized as follows:

	2013	2012
Cost:
Land	$1,966,899	$1,966,899
Buildings	6,694,313	6,688,463
Furniture and equipment	1,537,282	1,534,560
	10,198,494	10,189,922
Less: Accumulated depreciation	3,747,085	3,560,128
	$6,451,409	$6,629,794

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 8.     Deposits

  Deposits at December 31, 2013 and 2012 are summarized as follows:

	2013		2012
	Amount	Percent	Amount	Percent

Non-interest bearing checking	$5,219,028	3.58%	$4,313,635	2.78%

Interest bearing checking	14,382,388	9.87%	12,425,307	8.01%
Money market	21,794,546	14.95%	20,666,315	13.33%
Passbook savings	16,941,081	11.62%	15,217,679	9.81%
Certificates of deposit	87,431,608	59.98%	102,451,709	66.07%
Interest bearing	140,549,623	96.42%	150,761,010	97.22%
Total	$145,768,651	100.00%	$155,074,645	100.00%

  Interest expense on deposits for the years ended December 31, 2013 and 2012, is summarized as follows:

	December 31,
	2013	2012
Money market	$50,793	$85,218
Savings	13,711	19,563
Certificates of deposit	1,381,045	2,054,420
Checking	6,410	10,441
	$1,451,959	$2,169,642

  Deposits from directors, principal officers, and their immediate families at December 31, 2013 and 2012 were $1,824,825 and $1,529,230, respectively.

 The aggregate amount of public deposits at December 31, 2013 and 2012 were $2,968,766 and $2,977,627, respectively.

 The aggregate amount of certificates of deposit within a minimum denomination of $100,000 was approximately $35,803,000 and $41,799,000 at December 31, 2013 and 2012, respectively. Of these certificates of deposit, there was approximately $7,606,000 and $9,075,000 at December 31, 2013 and 2012, respectively with minimum denominations of $250,000.

             At December 31, 2013, scheduled maturities of certificates of deposit are as follows:

2014	$38,496,666
2015	20,974,016
2016	8,346,210
2017	8,571,082
2018	11,043,634
$87,431,608

The Company held brokered deposits of approximately $272,000 and $525,000 at December 31, 2013 and 2012, respectively. The broker receives a fee from the Company for the brokered deposits. Total fee expenses of $606 and $588 were recognized for the years ended December 31, 2013 and 2012, respectively.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 9.     Borrowings

          Our borrowings consist of open line advances from the Federal Home Loan Bank of Chicago and Federal Funds purchased from Bankers Bank of Wisconsin. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2013, we had the ability to borrow $50.4 million from the FHLBC. In addition, as of December 31, 2013, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were no Federal Home Loan Bank advances and no Federal Funds purchased outstanding at December 31, 2013 and 2012.

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

          As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2013, 5,087 shares, with an average fair value of $7.85 per share were committed to be released, resulting in ESOP compensation expense of $37,799, as compared to 5,088 shares, with an average fair value of $5.82 per share, resulting in ESOP compensation expense of $29,585 for 2012.

          A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2013 and 2012, respectively, 37,539 shares at a fair value of $8.50, and 34,451 shares at a fair value of $6.90, have been classified as mezzanine capital.

	December 31,
	2013	2012
Shares allocated	45,788	40,701
Shares withdrawn from the plan	(8,249)	(6,250)
Unallocated shares	30,526	35,613
Total ESOP shares	68,065	70,064
Fair value of unallocated shares	$259,471	$245,730

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10.  Employment Benefit and Retirement Plans (Continued)

Supplemental executive retirement plan (SERP)

         On September 19, 2007, the Bank entered into salary continuation agreements with certain of its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent ratably over the remaining years to the date when the executive is first eligible for benefits.  The recorded SERP liability was $667,521 and $576,774 for the years ended December 31, 2013 and 2012, respectively. The SERP compensation charged to expense totaled $106,978 and $93,972 for the years ended December 31, 2013 and 2012, respectively.

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation to the plan subject to certain limits based on federal tax laws. The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Employer contributions vest to the employee ratably over a five-year period. Employer contribution expense was $71,154 for 2013 and $59,771 for 2012.

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2013 and 2012 were $52,885 and $53,864, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $1,105,696 and $939,028 as of December 31, 2013 and 2012, respectively.

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers that meet eligibility requirements outlined in the employee handbook. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation

	December 31,
	2013	2012
Number of participants:
Retirees	3	3
Active employees - fully eligible	1	1
Active employees - not yet eligible	3	3
Total	7	7

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Obligations and funded status:

	Year ended December 31,
	2013	2012
Change in benefit obligation	(Amounts in thousands)
Benefit obligation at beginning of year	$241	$184
Service cost	5	4
Interest cost	10	9
Actuarial loss	36	47
Benefits paid	(7)	(6)
Retiree contributions	3	3
Benefit obligation at end of year	288	241

Change in plan assets
Employer contributions	3	3
Retiree contributions	4	3
Benefits paid	(7)	(6)
Fair value of plan assets at year end	-	-

Funded status	(288)	(241)
Actuarial loss (gain)	(116)	(171)
Net amount recognized	$(404)	$(412)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2013	2012
Accumulated post-retirement benefit obligation:
Retirees	$(64,642)	$(52,721)
Active employees - fully eligible	(63,757)	(55,724)
Active employees - not yet eligible	(159,300)	(132,062)
Total	(287,699)	(240,507)
Plan assets at fair value	-	-
Funded status	(287,699)	(240,507)
Actuarial (gain)	(116,134)	(171,279)
(Accrued) cost included in other liabilities	$(403,833)	$(411,786)

Components of Net Periodic Benefit Cost:

	Year ended December 31,
	2013	2012
Service cost	$4,706	$3,549
Interest cost	9,741	9,136
Amortization net gain	(19,789)	(18,291)
Net cost	$(5,342)	$(5,606)

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 10. Employment Benefit and Retirement Plans (Continued)

Weighted average assumptions used to determine net periodic benefit cost:

	December 31,
	2013	2012
Discount rate	4.92%	4.00%
Expected long-term return on plan assets	-	-
Rate of compensation increase	-	-

Assumed health care cost trend rates:

	December 31,
	2013	2012
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.00%	4.00%
Year that the rate reaches the ultimate trend rate	2018	2017

    A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$3	$(2)
Effect on post-retirement benefit obligation	$55	$(44)

Cash Flows:

Contributions: The Bank expects to contribute $9,000 to its post-retirement benefit plan in 2014.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year			Other Benefits
			(Amounts in thousands)
	2014		$9
	2015		11
	2016		15
	2017		21
	2018		23
2019	-	2023	181

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11. Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, 43,608 shares were purchased by the Company in November 2006, at an average cost of $13.46 per share. Granted shares vest in equal installments over a five year period, with ownership of the shares transferring to the recipient upon vesting. The unamortized cost of shares not yet vested of $21,024 and $33,977 at December 31, 2013 and 2012, respectively, are reported as reductions of stockholders’ equity.

A summary of the status of the MRP stock awards is as follows:

Year ending December 31, 2013	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	6,719	$5.16
Granted	-	-
Vested and transferred to recipients	(2,180)	5.94
Outstanding and non-vested at end of year	4,539	$4.79

Year ending December 31, 2012	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	8,899	$5.35
Granted	-	-
Vested and transferred to recipients	(2,180)	5.94
Outstanding and non-vested at end of year	6,719	$5.16

           The total compensation cost at December 31, 2013, related to non-vested shares not yet recognized was approximately $21,000 with an average expense recognition period of 1.8 years. The Company recognized compensation expense of approximately $13,000 and $7,100, for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, 4,539 shares remain non-vested and are expected to be exercisable in accordance with their original terms.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11.      Stock Compensation (Continued)

           The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. There were no options granted during 2013 and 2012.

          A summary of the status of the outstanding RRP stock options is as follows:

Year ended December 31, 2013	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of year	92,667	$10.46	5.10	$-
Granted	-	-
Exercised	-	-
Outstanding at end of year	92,667	$10.46	4.10	$-

Exercisable at year end	81,326	$11.26	3.61	$-

Year ended December 31, 2012	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of year	92,667	$10.46	6.10	$-
Granted	-	-
Exercised	-	-
Outstanding at end of year	92,667	$10.46	5.10	$-

Exercisable at year end	75,875	$11.64	4.37	$-

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 11.  Stock Compensation (Continued)

          A summary of the vesting status of the RRP stock options at December 31, 2013 is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Non-vested at beginning of year	16,792	$5.16
Granted	-	-
Vested	(5,451)	5.94
Non-vested at end of year	11,341	$4.79

   The total compensation cost at December 31, 2013, related to non-vested options not yet recognized was approximately $25,500 with an average expense recognition period of 1.8 years. The Company recognized compensation expense of approximately $14,000 and $11,000 for each of the years ended December 31, 2013 and 2012, respectively.

Note 12. Income Taxes

The Company and Bank file a consolidated federal income tax return on a calendar year basis.

Income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2013	2012
Federal:
Current	$363,770	$(229,782)
Deferred	28,623	464,562
	392,393	234,780
State:
Current	138,944	73,510
Deferred	8,655	(38,088)
	147,599	35,422
	$539,992	$270,202

The Company’s income tax differed from the maximum statutory federal rate of 35% for the years ended December 31, 2013 and 2012, as follows:

	Years Ended December 31,
	2013	2012

Expected income taxes	$514,192	$330,537
Income tax effect of:
State taxes, net of federal tax benefit	95,939	23,024
Tax exempt interest	(83,386)	(63,766)
Income taxed at lower rates	(14,691)	(9,444)
Other	27,938	(10,149)
	$539,992	$270,202

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 12. Income Taxes (Continued)

 The components of the net deferred tax asset are as follows:

	December 31,
	2013	2012
Deferred tax assets
Unrealized loss on securities available for sale	$2,310	$-
Employee benefit plans	857,758	759,470
Allowance for loan losses	1,146,769	1,332,288
Net operating loss carryforwards	109,708	136,242
MRP/RRP compensation	183,885	186,562
Other	149,642	70,478
	2,450,072	2,485,040
Deferred tax liabilities
Unrealized gain on securities available for sale	-	(241,377)
	-	(241,377)
Net deferred tax asset	$2,450,072	$2,243,663

 Retained earnings at December 31, 2013 include approximately $1,169,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $453,000 at December 31, 2013.

At December 31, 2013 the Company had Illinois net operating loss carry forwards of $2.0 million. At December 31, 2012 the Company had federal and Illinois net operating loss carry forwards of $2.2 million comprised of approximately $0.1 million of federal and $2.1 million of Illinois. The Illinois net operating loss carry forwards will begin to expire in 2023.

Management believes that it is more likely than not that the deferred tax assets included in the accompanying consolidated balance sheets will be fully utilized. We have determined that no valuation allowance is required as of December 31, 2013, although there is no guarantee that those assets will be fully recognizable in future periods.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 13.   Regulatory Matters (continued)

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes as of December 31, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent examination conducted by the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the following table. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

           The Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are presented below:

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:
Total Risk-Based Capital (to risk-weighted assets)	$20,287,994	20.79%	$7,806,616	8.00%	$9,758,270	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$19,047,336	19.52%	$3,903,308	4.00%	$5,854,962	6.00%
Tier I Leverage (to average assets)	$19,047,336	11.32%	$6,729,204	4.00%	$8,411,505	5.00%
Tangible Capital (to average assets)	$19,047,336	11.32%	$2,523,452	1.50%	N/A	N/A
December 31, 2012:
Total Risk-Based Capital (to risk-weighted assets)	$19,532,989	18.19%	$8,590,954	8.00%	$10,738,692	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$18,165,479	16.92%	$4,295,477	4.00%	$6,443,215	6.00%
Tier I Leverage (to average assets)	$18,165,479	10.30%	$7,054,242	4.00%	$8,817,802	5.00%
Tangible Capital (to average assets)	$18,165,479	10.30%	$2,645,341	1.50%	N/A	N/A

Note 14. Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse affect on the financial position of the Bank.

 The Company did not declare any dividends during 2013 or 2012.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 14.  Commitments and Contingencies (continued)

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Variable rate	Fixed rate	Total	Range of rates on fixed rate commitments
As of December 31, 2013:
Commitments to originate loans	$100,000	$6,707,271	$6,807,271	2.82%	-	6.25%
Unfunded commitments on construction loans	1,646,742	49,411	1,696,153		3.75%
Unfunded commitments under lines of credit	8,046,036	-	8,046,036		-
	9,792,778	6,756,682	16,549,460
Standby letters of credit	-	-	-		-
	$9,792,778	$6,756,682	$16,549,460
As of December 31, 2012:
Commitments to originate loans	$-	$6,559,402	$6,559,402	4.25%	-	6.75%
Unfunded commitments on construction loans	-	56,191	56,191	4.00%
Unfunded commitments under lines of credit	8,286,518	-	8,286,518		-
	8,286,518	6,615,593	14,902,111
Standby letters of credit	-	-	-		-
	$8,286,518	$6,615,593	$14,902,111

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be fully drawn upon to the total extent of the $16.5 million to which the Bank is committed. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet obligations.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 15.  Fair Values Measurements (continued)

           The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during 2013 or 2012.

           The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012.

December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$8,444,519	$-	$8,444,519
Residential mortgage-backed securities available for sale	-	26,102,561	-	26,102,561
	$-	$34,547,080	$-	$34,547,080

December 31, 2012	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$7,120,522	$-	$7,120,522
Residential mortgage-backed securities available for sale	-	21,743,081	-	21,743,081
	$-	$28,863,603	$-	$28,863,603

  The tables below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 and December 31, 2012.

December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$597,493	$597,493
Impaired loans, net	-	-	702,760	702,760

December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$-	$1,305,921	$1,305,921
Impaired loans, net	-	-	3,597,690	3,597,690

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2013 and 2012, the fair values of the commitments are immaterial in nature.

           The estimated fair values of the Bank’s financial instruments are as follows:

	Carrying	Fair Value Measurements at December 31, 2013 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$6,605,840	$6,605,840	$-	$-	$6,605,840
Federal funds sold	3,630,000	3,630,000	-	-	3,630,000
Securities	35,780,616	-	35,780,616	-	35,780,616
Accrued interest receivable	652,693	652,693	-	-	652,693
Net loans	110,672,618	-	-	112,991,000	112,991,000
Mortgage servicing rights	158,030	-	-	158,030	158,030
Financial Liabilities:
Non-interest bearing deposits	5,219,028	5,219,028	-	-	5,219,028
Interest bearing deposits	140,549,623	-	-	139,327,972	139,327,972
Accrued interest payable	582	582	-	-	582

 Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 16.   Fair Values of Financial Instruments (continued)

	Carrying	Fair Value Measurements at December 31, 2012 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$10,787,989	$10,787,989	$-	$-	$10,787,989
Federal funds sold	1,666,000	1,666,000	-	-	1,666,000
Securities	30,198,051	-	30,198,052	-	30,198,052
Accrued interest receivable	696,638	696,638	-	-	696,638
Net loans	121,994,851	-	-	123,748,000	123,748,000
Loans held for sale	171,095	171,095	-	-	171,095
Mortgage servicing rights	152,873	-	-	152,873	152,873
Financial Liabilities:
Non-interest bearing deposits	4,313,635	4,313,635	-	-	4,313,635
Interest bearing deposits	150,761,010	-	-	150,921,365	150,921,365
Accrued interest payable	806	806	-	-	806

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

  Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 17. Condensed Parent Only Financial Statements

	December 31,
	2013	2012
Statements of financial condition
Assets:
Interest bearing deposits	$311,633	$296,497
Equity in net assets of Ottawa Savings Bank	21,115,926	20,559,103
ESOP note receivable	377,823	428,490
Total assets	$21,805,382	$21,284,090
Liabilities and stockholders' equity:
Liabilities	$-	$-
Redeemable common stock in ESOP plan	319,090	237,712
Stockholders' Equity	21,486,292	21,046,378
Total liabilities and stockholders' equity	$21,805,382	$21,284,090

	December 31,
	2013	2012
Statements of operations
Equity in net income of subsidiary	$964,658	$701,258
Interest income	26,781	29,865
Operating income	991,439	731,123
Other expenses	62,311	70,964
Income before income tax benefit	929,128	660,159
Income tax (benefit)	-	(14,031)
Net income	$929,128	$674,190

	December 31,
Statements of cash flows	2013	2012
Operating activities:
Net income	$929,128	$674,190
Adjustments to reconcile net income to net cash used in operating activities:
Increase (decrease) in other assets	-	2,113
(Decrease) increase in other liabilities	-	(3,751)
Undistributed net income of subsidiary	(964,658)	(701,258)
Net cash used in operating activities	(35,530)	(28,706)
Investing activities:
Payments received on ESOP note receivable	50,666	47,610
Net cash provided by investing activities	50,666	47,610
Financing activities:
Cash dividends paid	-	-
Purchase of treasury stock	-	-
Net cash used in financing activities	-	-
Net increase in cash and cash equivalents	15,136	18,904
Cash and cash equivalents:
Beginning of period	296,497	277,593
End of period	$311,633	$296,497

Supplemental Schedule of Noncash Investing and Financing Activities
Increase in ESOP put option liability	$81,378	$127,894

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.

Date: March 25, 2014	By:	/s/ JON L. KRANOV
Jon L. Kranov
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ JON L. KRANOV	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2014
Jon L. Kranov

/s/ MARC N. KINGRY	Chief Financial Officer (principal accounting and financial officer)	March 25, 2014
Marc N. Kingry

/s/ JAMES A. FERRERO	Director	March 25, 2014
James A. Ferrero

/s/ KEITH JOHNSON	Director	March 25, 2014
Keith Johnson

/s/ ARTHUR C. MUELLER	Director	March 25, 2014
Arthur C. Mueller

/s/ DANIEL J. REYNOLDS	Director	March 25, 2014
Daniel J. Reynolds

/s/ JOHN M. ARMSTRONG	Director	March 25, 2014
John M. Armstrong