Form 10-Q
period 2014-03-31
Ottawa Savings Bancorp, Inc.
filed 2014-05-14
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2014
Common Stock, $0.01 par value	2,117,979

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Cash and due from banks	$1,599,416	$2,174,979
Interest bearing deposits	3,481,781	4,430,861
Total cash and cash equivalents	5,081,197	6,605,840
Federal funds sold	1,629,000	3,630,000
Securities available for sale	36,714,805	34,547,080
Non-marketable equity securities	1,233,536	1,233,536
Loans, net of allowance for loan losses of $2,976,272 and $2,910,580 at March 31, 2014 and December 31, 2013, respectively	109,974,580	110,672,618
Premises and equipment, net	6,408,744	6,451,409
Accrued interest receivable	624,874	652,693
Foreclosed real estate	467,810	584,786
Deferred tax assets	2,426,790	2,450,072
Cash value of life insurance	2,110,230	2,096,181
Other assets	1,558,091	1,686,107
Total assets	$168,229,657	$170,610,322
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$4,934,542	$5,219,028
Interest bearing	138,004,054	140,549,623
Total deposits	142,938,596	145,768,651
Accrued interest payable	1,685	582
Other liabilities	3,156,828	3,035,707
Total liabilities	146,097,109	148,804,940
Commitments and contingencies
Redeemable common stock held by ESOP plan	345,427	319,090
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,707,758	8,706,921
Retained earnings	14,853,094	14,619,095
Unallocated ESOP shares	(292,537)	(305,256)
Unearned management recognition plan shares	(18,887)	(21,024)
Accumulated other comprehensive income (loss)	72,989	(4,485)
	23,344,666	23,017,500
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(345,427)	(319,090)
Total stockholders' equity	21,787,121	21,486,292
Total liabilities and stockholders' equity	$168,229,657	$170,610,322

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Interest and dividend income:
Interest and fees on loans	$1,395,784	$1,659,748
Securities:
Residential mortgage-backed and related securities	145,329	114,193
State and municipal securities	69,578	61,381
Dividends on non-marketable equity securities	791	865
Interest-bearing deposits	1,360	1,228
Total interest and dividend income	1,612,842	1,837,415
Interest expense:
Deposits	261,828	423,633
Total interest expense	261,828	423,633
Net interest income	1,351,014	1,413,782
Provision for loan losses	225,000	330,000
Net interest income after provision for loan losses	1,126,014	1,083,782
Other income:
Gain on sale of loans	2,021	18,525
Gain on sale of OREO	7,793	51,198
Origination of mortgage servicing rights, net of amortization	(2,155)	4,224
Customer service fees	69,758	71,276
Income on bank owned life insurance	14,049	7,415
Other	27,837	30,571
Total other income	119,303	183,209
Other expenses:
Salaries and employee benefits	398,662	377,306
Directors fees	25,200	25,200
Occupancy	131,936	109,984
Deposit insurance premium	32,931	58,008
Legal and professional services	92,758	68,393
Data processing	67,821	75,996
Valuation adjustments and expenses on foreclosed real estate	22,821	104,730
Loss on sale of repossessed assets	2,920	-
Other	125,523	149,406
Total other expenses	900,572	969,023
Income before income tax expense	344,745	297,968
Income tax expense	110,746	31,495
Net income	$233,999	$266,473
Basic earnings per share	$0.11	$0.13
Diluted earnings per share	$0.11	$0.13

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$233,999	$266,473
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	117,385	(114,815)
Reclassification adjustment for (gains) included in net income	-	-
Other comprehensive income (loss), before tax	117,385	(114,815)
Income tax expense (benefit) related to items of other comprehensive income (loss)	39,911	(39,037)
Other comprehensive income (loss), net of tax	77,474	(75,778)
Comprehensive income	$311,473	$190,695

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows from Operating Activities
Net income	$233,999	$266,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,704	46,739
Provision for loan losses	225,000	330,000
Provision for deferred income taxes	(25,337)	(147,574)
Net amortization of premiums and discounts on securities	141,825	136,777
Origination of mortgage loans held for sale	(193,800)	(1,199,218)
Proceeds from sale of mortgage loans held for sale	195,821	1,388,838
Gain on sale of loans, net	(2,021)	(18,525)
Origination of mortgage servicing rights, net of amortization	2,155	(4,224)
Gain on sale of foreclosed real estate	(7,793)	(51,198)
Write down of foreclosed real estate	-	21,822
Loss on sale of repossessed assets	2,920	-
ESOP compensation expense	10,981	7,419
MRP compensation expense	2,137	3,206
Compensation expense on RRP options granted	2,575	3,577
Increase in cash surrender value of life insurance	(14,049)	(7,415)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	-	55,403
Decrease in accrued interest receivable	27,819	34,760
Decrease (increase) in other assets	131,800	(8,018)
Increase in accrued interest payable and other liabilities	122,224	234,049
Net cash provided by operating activities	900,960	1,092,891
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,809,868)	(4,866,841)
Paydowns	1,626,411	1,686,209
Securities held to maturity:
Paydowns	-	12
Net decrease in loans	497,728	766,709
Net decrease (increase) in federal funds sold	2,001,000	(4,888,000)
Proceeds from sale of foreclosed real estate	83,329	520,601
Proceeds from sale of repossessed assets	7,891	569
Purchase of premises and equipment	(2,039)	(5,850)
Net cash provided by (used in) investing activities	404,452	(6,786,591)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(2,830,055)	2,649,878
Net cash (used in) provided by financing activities	(2,830,055)	2,649,878
Net decrease in cash and cash equivalents	(1,524,643)	(3,043,822)
Cash and cash equivalents:
Beginning	6,605,840	10,787,989
Ending	$5,081,197	$7,744,167

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$260,725	$420,820
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	102,560	94,612
Other assets acquired in settlement of loans	16,750	3,500
Sale of foreclosed real estate through loan origination	144,000	-
Transfer of non-mortgage loans to held for sale	-	268,634
Increase (decrease) in ESOP put option liability	26,337	(23,374)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded savings and loan holding company with assets of $168.2 million at March 31, 2014 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of March 31, 2014, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2013. Certain amounts in the accompanying financial statements and footnotes for 2013 have been reclassified with no effect on net income or stockholders’ equity to be consistent with the 2014 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2014, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 25, 2014.

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

General loan loss allowances consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company using the most recent twelve quarters with heavier weighting given to the most recent quarters. The weighting applies 40% to each of the most recent four quarters and 30% to each of the next eight quarters.

The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of March 31, 2014 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses.

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

Per accounting guidance, the Company reviewed its deferred tax assets at March 31, 2014 and determined that no valuation allowance was necessary. Despite a continued challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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

	Three Months Ended
	March 31,
	2014	2013
Net income available to common stockholders	$233,999	$266,473
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,117,979
Weighted average unallocated ESOP shares	(30,088)	(35,175)
Weighted average unvested MRP shares	(4,539)	(6,719)
Basic weighted average shares outstanding	2,083,352	2,076,085
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	5,520	4,569
Weighted average RRP options outstanding *	-	-
Dilutive weighted average shares outstanding	2,088,872	2,080,654
Basic earnings per share	$0.11	$0.13
Diluted earnings per share	$0.11	$0.13

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At March 31, 2014, 38,812 shares at a fair value of $8.90 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	March 31,	December 31,
	2014	2013
Shares allocated	47,060	45,788
Shares withdrawn from the plan	(8,249)	(8,249)
Unallocated shares	29,254	30,526
Total ESOP shares	68,065	68,065
Fair value of unallocated shares	$260,361	$259,471

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2014:
Available for Sale
State and municipal securities	$9,220,383	$140,050	$191,225	$9,169,208
Residential mortgage-backed securities	27,375,124	359,327	188,854	27,545,597
	$36,595,507	$499,377	$380,079	$36,714,805

December 31, 2013:
Available for Sale
State and municipal securities	8,676,586	80,152	312,219	8,444,519
Residential mortgage-backed securities	25,877,289	369,098	143,826	26,102,561
	$34,553,875	$449,250	$456,045	$34,547,080

The amortized cost and fair value at March 31, 2014, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due after three months through one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,390,877	4,407,225
Due after ten years	4,829,506	4,761,983
Residential mortgage-backed securities	27,375,124	27,545,597
	$36,595,507	$36,714,805

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2014
Securities Available for Sale
State and municipal securities	$4,472,890	$173,647	$263,768	$17,578	$4,736,658	$191,225
Residential mortgage-backed securities	10,976,462	139,256	2,658,968	49,598	13,635,430	188,854
	$15,449,352	$312,903	$2,922,736	$67,176	$18,372,088	$380,079

December 31, 2013
Securities Available for Sale
State and municipal securities	$4,937,528	$288,364	$258,573	$23,855	$5,196,101	$312,219
Residential mortgage-backed securities	9,832,934	122,774	994,240	21,052	10,827,174	143,826
	$14,770,462	$411,138	$1,252,813	$44,907	$16,023,275	$456,045

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

At March 31, 2014, 29 securities had unrealized losses with an aggregate depreciation of 2.03% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at March 31, 2014 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three months ended March 31, 2014 and 2013, resulting in no realized gains or losses for the three months ended March 31, 2014 and 2013.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

The components of loans, net of deferred loan costs (fees), are as follows:

	March 31,	December 31,
	2014	2013
Mortgage loans:
One-to-four family residential loans	$76,307,689	$77,406,656
Multi-family residential loans	2,694,716	2,744,963
Total mortgage loans	79,002,405	80,151,619

Other loans:
Non-residential real estate loans	17,507,747	17,016,805
Commercial loans	8,256,141	7,860,312
Consumer direct	439,334	392,273
Purchased auto	7,745,225	8,162,189
Total other loans	33,948,447	33,431,579
Gross loans	112,950,852	113,583,198
Less: Allowance for loan losses	(2,976,272)	(2,910,580)
Loans, net	$109,974,580	$110,672,618

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended
	March 31,
	2014	2013
Purchased auto	$500,972	$1,503,151

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended
	March 31,
	2014	2013
One-to-four family	$(106,949)	$(112,585)
Multi-family	4,376	-
Non-residential	(45,754)	-
Commercial	-	-
Consumer direct	(947)	-
Purchased auto	(10,034)	(1,652)
Net (charge-offs)/recoveries	$(159,308)	$(114,237)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013:

March 31, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580
Provision charged to income	80,844	528	130,753	1,620	1,531	9,724	225,000
Loans charged off	(111,400)	-	(45,754)	-	(947)	(13,443)	(171,544)
Recoveries of loans previously charged off	4,451	4,376	-	-	-	3,409	12,236
Balance at end of period	$2,251,220	$146,271	$473,214	$31,585	$2,282	$71,700	$2,976,272

March 31, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441
Provision charged to income	703,850	(31,003)	(335,236)	(18,689)	(1,465)	12,543	330,000
Loans charged off	(115,085)	-	-	-	-	(3,122)	(118,207)
Recoveries of loans previously charged off	2,500	-	-	-	-	1,470	3,970
Balance at end of period	$2,648,601	$130,898	$676,883	$56,441	$-	$84,381	$3,597,204

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013:

March 31, 2014	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$3,730,736	$-	$2,488,072	$-	$-	$-	$6,218,808
Loans collectively evaluated for impairment	72,576,953	2,694,716	15,019,675	8,256,141	439,334	7,745,225	106,732,044
Ending Balance	$76,307,689	$2,694,716	$17,507,747	$8,256,141	$439,334	$7,745,225	$112,950,852

Period-end amount allocated to:
Loans individually evaluated for impairment	$306,569	$-	$90,668	$-	$-	$-	$397,237
Loans collectively evaluated for impairment	1,944,651	146,271	382,546	31,585	2,282	71,700	2,579,035
Balance at end of period	$2,251,220	$146,271	$473,214	$31,585	$2,282	$71,700	$2,976,272

December 31, 2013	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$3,455,604	$-	$2,332,243	$-	$-	$-	$5,787,847
Loans collectively evaluated for impairment	73,951,052	2,744,963	14,684,562	7,860,312	392,273	8,162,189	107,795,351
Ending Balance	$77,406,656	$2,744,963	$17,016,805	$7,860,312	$392,273	$8,162,189	$113,583,198

Period-end amount allocated to:
Loans individually evaluated for impairment	$235,166	$-	$29,977	$-	$-	$-	$265,143
Loans collectively evaluated for impairment	2,042,159	141,367	358,238	29,965	1,698	72,010	2,645,437
Balance at end of year	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580

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

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2014 and December 31, 2013:

March 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$4,160,880	$2,351,989	$1,378,747	$3,730,736	$306,569	$3,559,238
Multi-family	-	-	-	-	-	-
Non-residential	2,833,375	2,070,518	417,554	2,488,072	90,668	2,371,455
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$6,994,255	$4,422,507	$1,796,301	$6,218,808	$397,237	$5,930,693

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,851,948	$2,729,178	$726,426	$3,455,604	$235,166	$3,480,595
Multi-family	-	-	-	-	-	16,033
Non-residential	2,631,792	2,090,766	241,477	2,332,243	29,977	2,288,596
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$6,483,740	$4,819,944	$967,903	$5,787,847	$265,143	$5,785,224

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

For the three months ended March 31, 2014 and 2013, the Company recognized no accrued or cash basis interest income on impaired loans.

At March 31, 2014, there were 43 impaired loans totaling approximately $6.2 million, compared to 38 impaired loans totaling approximately $5.8 million at December 31, 2013. The change in impaired loans was a result of adding seven loans totaling approximately $717,000 to the impaired loan list, offset by writing down and moving one impaired loan of approximately $148,000 to OREO, the charge-off of an impaired loan for $34,000, and payments of approximately $104,000.

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

Impaired loans at March 31, 2014 included $3.3 million of loans whose terms have been modified in troubled debt restructurings compared to $3.1 million at December 31, 2013. The amount of TDR loans included in impaired loans increased as a result of the re-default of three TDRs totaling approximately $320,000, offset by payments. The restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

There were no new loan restructures classified as troubled debt restructurings during the three months ended March 31, 2014 and 2013.

Troubled debt restructured loans that were restructured during the twelve months prior to the dates indicated and had payment defaults (i.e., 60 days or more past due following a modification), during the three months ended March 31, 2014 and 2013, segregated by class are shown below.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	1	$104,797	-	$-
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	1	$104,797	-	$-

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and nonperforming factors, including consideration of TDRs.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as March 31, 2014 and December 31, 2013:

March 31, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,824,130	$196,475
Multi-family	-	-
Non-residential	2,488,072	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$6,312,202	$196,475

December 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,549,498	$-
Multi-family	-	-
Non-residential	2,332,243	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$5,881,741	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2014 and December 31, 2013:

March 31, 2014	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$3,363,079	$758,838	$1,346,522	$5,468,439	$70,839,250	$76,307,689
Multi-family	261,267	-	-	261,267	2,433,449	2,694,716
Non-residential	572,775	186,351	824,575	1,583,701	15,924,046	17,507,747
Commercial	-	-	-	-	8,256,141	8,256,141
Consumer direct	-	-	-	-	439,334	439,334
Purchased auto	-	15,144	-	15,144	7,730,081	7,745,225
	$4,197,121	$960,333	$2,171,097	$7,328,551	$105,622,301	$112,950,852

December 31, 2013	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,550,329	$492,545	$1,613,697	$4,656,571	$72,750,085	$77,406,656
Multi-family	263,313	-	-	263,313	2,481,650	2,744,963
Non-residential	289,111	428,645	318,475	1,036,231	15,980,574	17,016,805
Commercial	25,795	-	-	25,795	7,834,517	7,860,312
Consumer direct	947	-	-	947	391,326	392,273
Purchased auto	22,719	-	-	22,719	8,139,470	8,162,189
	$3,152,214	$921,190	$1,932,172	$6,005,576	$107,577,622	$113,583,198

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of March 31, 2014 and December 31, 2013, the risk category of loans by class is as follows:

March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,285,466	$3,730,736	$-	$71,291,487
Multi-family	-	186,351	-	-	2,508,365
Non-residential	13,564,495	1,455,181	2,488,071	-	-
Commercial	8,256,141	-	-	-	-
Consumer direct	-	-	-	-	439,334
Purchased auto	-	-	-	-	7,745,225
Total	$21,820,636	$2,926,998	$6,218,807	$-	$81,984,411

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,242,347	$3,455,604	$-	$72,708,705
Multi-family	-	-	-	-	2,744,963
Non-residential	12,565,850	2,118,712	2,332,243	-	-
Commercial	7,860,021	291	-	-	-
Consumer direct	-	-	-	-	392,273
Purchased auto	-	-	-	-	8,162,189
Total	$20,425,871	$3,361,350	$5,787,847	$-	$84,008,130

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $5,000 and $7,000 for the three months ended March 31, 2014 and 2013, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the three months ended March 31, 2014 and 2013, the Company did not grant additional options or shares under the MRP.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2014 and the year ended December 31, 2013. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

				Total
March 31, 2014	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$9,169,208	$-	$9,169,208
Residential mortgage-backed securities available for sale	-	27,545,597	-	27,545,597
	$-	$36,714,805	$-	$36,714,805

				Total
December 31, 2013	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$8,444,519	$-	$8,444,519
Residential mortgage-backed securities available for sale	-	26,102,561	-	26,102,561
	$-	$34,547,080	$-	$34,547,080

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

				Total
March 31, 2014	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$480,560	$480,560
Impaired loans, net	-	-	1,399,064	1,399,064

				Total
December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$597,493	$597,493
Impaired loans, net	-	-	702,760	702,760

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2014 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,081,197	$5,081,197	$-	$-	$5,081,197
Federal funds sold	1,629,000	1,629,000	-	-	1,629,000
Securities	37,948,341	-	37,948,341	-	37,948,341
Accrued interest receivable	624,874	624,874	-	-	624,874
Net loans	109,974,580	-	-	111,262,000	111,262,000
Mortgage servicing rights	155,876	-	-	155,876	155,876
Financial Liabilities:
Non-interest bearing deposits	4,934,542	4,934,542	-	-	4,934,542
Interest bearing deposits	138,004,054	-	-	137,259,458	137,259,458
Accrued interest payable	1,685	1,685	-	-	1,685

		Fair Value Measurements at
	Carrying	December 31, 2013 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$6,605,840	$6,605,840	$-	$-	$6,605,840
Federal funds sold	3,630,000	3,630,000	-	-	3,630,000
Securities	35,780,616	-	35,780,616	-	35,780,616
Accrued interest receivable	652,693	652,693	-	-	652,693
Net loans	110,672,618	-	-	112,991,000	112,991,000
Mortgage servicing rights	158,030	-	-	158,030	158,030
Financial Liabilities:
Non-interest bearing deposits	5,219,028	5,219,028	-	-	5,219,028
Interest bearing deposits	140,549,623	-	-	139,327,972	139,327,972
Accrued interest payable	582	582	-	-	582

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of March 31, 2014 and December 31, 2013, the fair values of the commitments are immaterial in nature.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2014 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 25, 2014.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2014 AND DECEMBER 31, 2013

The Company's total assets decreased $2.4 million, or 1.4%, to $168.2 million at March 31, 2014, from $170.6 million at December 31, 2013. The decrease in assets was primarily due to a decrease in Federal funds sold of $2.0 million, a decrease in cash and cash equivalents of $1.5 million, and a decrease in net loans of $0.7 million. The decrease in assets was partially offset by an increase in securities available for sale of $2.2 million.

Cash and cash equivalents decreased $1.5 million, or 23.1%, to $5.1 million at March 31, 2014 from $6.6 million at December 31, 2013, primarily as a result of cash used in investing and financing activities exceeding the cash provided by operating activities, and a decrease in deposits which resulted from management strategically pricing deposits based on market conditions.

Federal funds sold decreased $2.0 million, or 55.1%, to $1.6 million at March 31, 2014 from $3.6 million at December 31, 2013, primarily as a result of cash used in investing and financing activities exceeding the cash provided by operating activities, and a decrease in deposits which resulted from management strategically pricing deposits based on market conditions.

Securities available for sale increased $2.2 million, or 6.3%, to $36.7 million at March 31, 2014 from $34.5 million at December 31, 2013. The increase was primarily the result of $3.8 million in purchases offset by pay-downs of $1.6 million.

Loans, net of the allowance for loan losses, decreased $0.7 million, or 0.6%, to $110.0 million at March 31, 2014 from $110.7 million at December 31, 2013. The decrease in loans, net of the allowance for loan losses, was primarily due to normal attrition and pay-downs and principal reductions exceeding the level of originations. The Company is focusing its lending efforts on customers based primarily in its local market and purchased auto loans from regulated financial institutions.

Foreclosed real estate decreased approximately $0.1 million, or 20.0%, to $0.5 million at March 31, 2014 from $0.6 million at December 31, 2013. The decrease was primarily due to the sale of five properties for aggregate proceeds of $0.2 million offset by the addition of one property valued at $0.1 million acquired through loan foreclosures.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, decreased approximately $0.1 million, or 7.6%, to $1.6 million at March 31, 2014 from $1.7 million at December 31, 2013.

Total deposits decreased $2.8 million, or 1.9%, to $142.9 million at March 31, 2014, from $145.8 million at December 31, 2013. The decrease is primarily due to a decrease in certificates of deposit of $3.4 million, or 3.9% and a decrease in money market accounts of $1.7 million, or 7.8%, from December 31, 2013 to March 31, 2014. The decrease was partially offset by an increase in savings accounts of $1.7 million, or 10.0%, and an increase in checking accounts of $0.7 million, or 3.5% from December 31, 2013 to March 31, 2014. The increase in savings and checking accounts is primarily due to customers moving funds into non-term products as they wait for a better rate environment. The reduction in certificate of deposit accounts is due to management’s strategic initiative to pay competitive rates, but not the highest rates in the market. The reduction in money market balances was due to a couple of large deposits that were invested by the customers in other non-banking investments.

Other liabilities comprised of primarily deferred compensation expenses, accrued expenses and escrow payable, increased $0.1 million, or 4.0%, to $3.1 million at March 31, 2014, from $3.0 at December 31, 2013.

Equity increased approximately $0.3 million, or 1.4%, to $21.8 million at March 31, 2014, from $21.5 million at December 31, 2013. The increase in equity is primarily a result of net income for the three months ended March 31, 2014 of approximately $0.2 million and an increase in other comprehensive income of almost $0.1 million.

The ongoing state of economic uncertainty continues to affect our asset quality. We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have resulted in nonperforming loans totaling 5.7% of total loan receivables as of March 31, 2014, up from 5.1% at December 31, 2013.

The Company’s nonperforming assets consist of non-accrual loans, loans past due greater than 90 days and still accruing and foreclosed real estate. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first three months of 2014, nonaccrual loans increased 7.4% to $6.3 million from $5.9 million as of December 31, 2013. The increase was the result of placing seven loans totaling approximately $717,000 on non-accrual status, offset by writing down and moving one loan of approximately $148,000 to OREO, the charge-off of an impaired loan for $34,000, and payments of approximately $104,000.

The following table summarizes nonperforming assets for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
	(In Thousands)
Non-accrual:
One-to-four family	$3,824	$3,549	$3,385	$3,433	$4,153
Multi-family	-	-	-	-	-
Non-residential real estate	2,488	2,332	2,032	2,480	2,355
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Purchased auto	-	-	-	-	-
Total non-accrual loans	6,312	5,881	5,417	5,913	6,508
Past due greater than 90 days and still accruing:
One-to-four family	196	-	-	15	15
Non-residential real estate	-	-	-	51	-
Commercial	-	-	-	23	-
Consumer direct	-	-	-	1	1
Total nonperforming loans	6,508	5,881	5,417	6,003	6,524
Foreclosed real estate	468	585	907	763	900
Other repossessed assets	13	13	48	50	12
Total nonperforming assets	$6,989	$6,479	$6,372	$6,816	$7,436

The table below presents selected asset quality ratios for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Allowance for loan losses as a percent of gross loans receivable	2.60%	2.52%	2.73%	3.21%	2.90%
Allowance for loan losses as a percent of total nonperforming loans	45.73%	49.48%	59.33%	64.13%	55.13%
Nonperforming loans as a percent of gross loans receivable	5.69%	5.10%	4.61%	5.01%	5.25%
Nonperforming loans as a percent of total assets	3.87%	3.45%	3.15%	3.39%	3.58%
Nonperforming assets as a percent of total assets	4.15%	3.80%	3.71%	3.85%	4.08%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

General. Net income for the three months ended March 31, 2014 was $234,000 compared to net income of $266,000 for the three months ended March 31, 2013. Net income decreased during the first quarter of 2014 primarily due to lower interest and dividend income, decreases in other income, and an increase in income tax expense. The decreases were partially offset by lower levels of provision for loan losses than in the 2013 period, lower funding costs, and lower operating costs.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,396	$1,660	$(264)	(15.90)%
Securities:
Residential mortgage-backed securities	145	114	31	27.19
State and municipal securities	70	61	9	14.75
Dividends on non-marketable equity securities	1	1	-	-
Interest-bearing deposits	1	1	-	-
Total interest and dividend income	1,613	1,837	(224)	(12.19)
Interest expense:
Deposits	262	424	(162)	(38.21)
Total interest expense	262	424	(162)	(38.21)
Net interest income	$1,351	$1,413	$(62)	(4.39)%

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

	Three Months Ended March 31,
	2014			2013
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$110,117	$1,396	5.07%	$121,290	$1,660	5.47%
Securities, net (2)	36,077	215	2.38%	31,070	175	2.27%
Non-marketable equity securities	1,234	1	0.32%	1,334	1	0.30%
Interest-bearing deposits	7,591	1	0.05%	11,098	1	0.04%
Total interest-earning assets	155,019	1,613	4.16%	164,792	1,837	4.46%
Interest-bearing liabilities
Money Market accounts	$21,441	$13	0.24%	$21,071	$14	0.27%
Passbook accounts	18,181	3	0.07%	16,354	4	0.10%
Certificates of Deposit accounts	85,138	244	1.15%	101,460	404	1.59%
Checking accounts	15,320	2	0.05%	13,280	2	0.06%
Total interest-bearing liabilities	140,080	262	0.75%	152,165	424	1.11%
NET INTEREST INCOME		$1,351			$1,413
NET INTEREST RATE SPREAD (3)			3.41%			3.35%
NET INTEREST MARGIN (4)			3.49%			3.43%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			110.66%			108.30%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2014 and 2013. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31,
	2014 Compared to 2013
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(143)	$(121)	$(264)
Securities, net	31	9	40
Non-marketable equity securities	-	-	-
Interest-bearing deposits	-	-	-
Total interest-earning assets	$(112)	$(112)	$(224)
Interest expense on
Money Market accounts	$-	$(1)	$(1)
Passbook accounts	-	(1)	(1)
Certificates of Deposit accounts	(47)	(113)	(160)
Checking	-	-	-
Total interest-bearing liabilities	(47)	(115)	(162)
Change in net interest income	$(65)	$3	$(62)

Net interest income decreased $62,000, or 4.4%, to $1.4 million for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013. Interest and dividend income decreased $224,000 due to the decline in average interest earning assets of $9.8 million and the yield decreasing on interest earning assets from 4.5% to 4.2%. The decline in the loan portfolios contributed to a significant amount of the decline in earning assets. The yield on the loan portfolio declined as the low rate environment continued during the first quarter of 2014. This decline in interest income was offset by a $162,000, or 38.2%, reduction in interest expense. The cost of funds declined 36 basis points, or 32.4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $12.1 million, or 8.0%. Net interest margin improved during the three months ended March 31, 2014 to 3.5% compared to 3.4% at March 31, 2013.

Provision for Loan Losses. Management recorded a loan loss provision of $225,000 for the three months ended March 31, 2014, compared to $330,000 for the three months ended March 31, 2013. The provision is primarily attributed to the reserves required for the one-to-four family segment as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued decline of property values are the result of local economic conditions continuing to lag national indicators, including higher levels of unemployment locally of 12.0%, versus 8.7% for the State of Illinois and the national level of 6.7%. Based on a review of the loans that were in the loan portfolio at March 31, 2014, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended March 31, 2014 and 2013.

	Three months ended
	March 31,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$2	$19	$(17)	(89.47)
Gain on sale of OREO	8	51	(43)	(84.31)
Origination of mortgage servicing rights, net of amortization	(2)	4	(6)	(150.00)
Customer service fees	69	71	(2)	(2.82)
Income on bank owned life insurance	14	7	7	100.00
Other	28	31	(3)	(9.68)
Total other income	$119	$183	$(64)	(34.97)%

The decrease in total other income was primarily due to decreases in the gains on the sale of OREO and decreases in the gains on the sale of loans. During the three months ended March 31, 2014, the Company sold five OREO properties for a net gain of $8,000, while during the same period in 2013 the Company sold six properties for a net gain of $51,000. The decrease in gain on sale of loans is a result of fewer loan originations and sales of loans during the first quarter of 2014 as compared to 2013. The decreases were slightly offset by an increase in income on bank owned life insurance.

Other Expenses. The following table summarizes other expenses for the three months ended March 31, 2014 and 2013.

	Three months ended
	March 31,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$399	$377	$22	5.84%
Directors fees	25	25	-	-
Occupancy	132	110	22	20.00
Deposit insurance premium	33	58	(25)	(43.10)
Legal and professional services	93	69	24	34.78
Data processing	68	76	(8)	(10.53)
Valuation adjustments and expenses on foreclosed real estate	23	105	(82)	(78.10)
Loss on sale of repossessed assets	3	-	3	100.00
Other	125	149	(24)	(16.11)
Total other expenses	$901	$969	$(68)	(7.02)%

Efficiency ratio (1)	61.29%	60.71%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to a decrease in valuation adjustments and expenses on foreclosed real estate and a decrease in deposit insurance premium. Valuation adjustments and expenses on foreclosed real estate were lower due to the significantly reduced number of OREO properties held during the first quarter of 2014 as compared to the first quarter of 2013. The decrease in deposit insurance premiums is primarily due to the decrease in deposit balances. The decreases were slightly offset by annual increases in salaries and employee benefits, increases in occupancy expense, and an increase in legal and professional services due to compliance related activities. The efficiency ratio increased due to lower revenue for the current period.

Income Taxes. The Company recorded income tax expenses of $111,000 and $31,000 for the three months ended March 31, 2014 and 2013, respectively.

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

At March 31, 2014 the Bank had outstanding commitments to originate $1.7 million in loans, unfunded lines of credit of $8.1 million, a commitment to purchase $5.0 million in auto loans, and $1.3 million in commitments to fund construction loans. In addition, as of March 31, 2014, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $36.6 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of March 31, 2014, the Bank had $51.1 million of available credit from the FHLBC. There were no FHLBC advances outstanding at March 31, 2014. In addition, as of March 31, 2014, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2014, the Company had cash and cash equivalents of $299,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at March 31, 2014 of 11.80%, 19.37% and 20.64%, respectively, compared to ratios at December 31, 2013 of 11.32%, 19.52% and 20.79%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. As of March 31, 2014, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: May 14, 2014	By:	/s/ Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)