Form 10-Q
period 2014-06-30
Ottawa Savings Bancorp, Inc.
filed 2014-08-13
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2014
Common Stock, $0.01 par value	2,117,979

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$1,836,408	$2,174,979
Interest bearing deposits	1,913,337	4,430,861
Total cash and cash equivalents	3,749,745	6,605,840
Federal funds sold	1,756,000	3,630,000
Securities available for sale	35,297,197	34,547,080
Non-marketable equity securities	1,233,536	1,233,536
Loans, net of allowance for loan losses of $2,971,207 and $2,910,580 at June 30, 2014 and December 31, 2013, respectively	110,077,086	110,672,618
Premises and equipment, net	6,370,229	6,451,409
Accrued interest receivable	651,450	652,693
Foreclosed real estate	665,695	584,786
Deferred tax assets	2,321,603	2,450,072
Cash value of life insurance	2,122,601	2,096,181
Other assets	1,650,747	1,686,107
Total assets	$165,895,889	$170,610,322
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$4,829,601	$5,219,028
Interest bearing	135,300,059	140,549,623
Total deposits	140,129,660	145,768,651
Accrued interest payable	1,631	582
Other liabilities	3,199,540	3,035,707
Total liabilities	143,330,831	148,804,940
Commitments and contingencies
Redeemable common stock held by ESOP plan	339,397	319,090
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,708,829	8,706,921
Retained earnings	15,050,913	14,619,095
Unallocated ESOP shares	(279,818)	(305,256)
Unearned management recognition plan shares	(16,749)	(21,024)
Accumulated other comprehensive income (loss)	291,752	(4,485)
	23,777,176	23,017,500
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(339,397)	(319,090)
Total stockholders' equity	22,225,661	21,486,292
Total liabilities and stockholders' equity	$165,895,889	$170,610,322

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$1,450,924	$1,606,395	$2,846,708	$3,266,143
Securities:
Residential mortgage-backed and related securities	135,874	106,002	281,203	220,195
State and municipal securities	72,615	66,089	142,193	127,470
Dividends on non-marketable equity securities	1,289	848	2,080	1,713
Interest-bearing deposits	612	1,841	1,972	3,069
Total interest and dividend income	1,661,314	1,781,175	3,274,156	3,618,590
Interest expense:
Deposits	244,983	384,895	506,811	808,528
Total interest expense	244,983	384,895	506,811	808,528
Net interest income	1,416,331	1,396,280	2,767,345	2,810,062
Provision for loan losses	245,000	220,000	470,000	550,000
Net interest income after provision for loan losses	1,171,331	1,176,280	2,297,345	2,260,062
Other income:
Gain on sale of loans	4,966	28,220	6,987	46,745
Gain on sale of OREO	2,932	-	10,725	14,150
Gain on sale of repossessed assets	3,872	-	952	-
Origination of mortgage servicing rights, net of amortization	(726)	430	(2,881)	4,654
Customer service fees	73,824	72,138	143,582	143,414
Income on bank owned life insurance	12,371	4,912	26,420	12,327
Other	27,361	127,986	55,198	158,557
Total other income	124,600	233,686	240,983	379,847
Other expenses:
Salaries and employee benefits	425,516	378,351	824,178	755,657
Directors fees	25,200	25,200	50,400	50,400
Occupancy	128,336	110,429	260,272	220,413
Deposit insurance premium	35,743	56,656	68,674	114,664
Legal and professional services	128,171	73,975	220,929	142,368
Data processing	70,656	74,475	138,477	150,471
Valuation adjustments and expenses on foreclosed real estate	19,365	70,302	42,186	175,032
Loss on sale of OREO	-	37,048	-	-
Loss on sale of repossessed assets	-	385	-	385
Other	182,751	148,965	308,274	298,371
Total other expenses	1,015,738	975,786	1,913,390	1,907,761
Income before income tax expense	280,193	434,180	624,938	732,148
Income tax expense	82,374	234,131	193,120	265,626
Net income	$197,819	$200,049	$431,818	$466,522
Basic earnings per share	$0.09	$0.10	$0.21	$0.22
Diluted earnings per share	$0.09	$0.10	$0.21	$0.22

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$197,819	$200,049	$431,818	$466,522
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	357,562	(553,844)	483,654	(668,659)
Reclassification adjustment for (gains) included in net income	-	-	-	-
Other comprehensive income (loss), before tax	357,562	(553,844)	483,654	(668,659)
Income tax expense (benefit) related to items of other comprehensive income (loss)	138,799	(188,307)	187,417	(227,344)
Other comprehensive income (loss), net of tax	218,763	(365,537)	296,237	(441,315)
Comprehensive income (loss)	$416,582	$(165,488)	$728,055	$25,207

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows from Operating Activities
Net income	$431,818	$466,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89,451	93,479
Provision for loan losses	470,000	550,000
Provision for deferred income taxes	(58,948)	(187,505)
Net amortization of premiums and discounts on securities	290,318	291,687
Origination of mortgage loans held for sale	(525,800)	(3,748,533)
Proceeds from sale of mortgage loans held for sale	532,787	3,882,773
Gain on sale of loans, net	(6,987)	(46,745)
Origination of mortgage servicing rights, net of amortization	2,881	(4,654)
Proceeds from sale of non-mortgage loans held for sale	-	268,634
Gain on sale of foreclosed real estate	(10,725)	(14,150)
Write down of foreclosed real estate	-	63,284
(Gain) loss on sale of repossessed assets	(952)	385
ESOP compensation expense	22,195	15,435
MRP compensation expense	4,275	6,412
Compensation expense on RRP options granted	5,151	7,154
Increase in cash surrender value of life insurance	(26,420)	(12,327)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	-	163,999
Decrease (increase) in accrued interest receivable	1,243	(55,135)
Decrease in other assets	42,668	150,708
Decrease in income tax refunds receivable	-	6,807
Increase in accrued interest payable and other liabilities	164,882	343,732
Net cash provided by operating activities	1,427,837	2,241,962
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,809,868)	(11,562,856)
Paydowns	3,253,087	3,597,634
Securities held to maturity:
Paydowns	-	12
Purchase of bank-owned life insurance	-	(500,000)
Net (increase) decrease in loans	(101,643)	4,977,626
Net decrease (increase) in federal funds sold	1,874,000	(2,185,000)
Proceeds from sale of foreclosed real estate	125,241	754,572
Proceeds from sale of repossessed assets	22,513	3,115
Sale of non-marketable equity securities	-	100,900
Purchase of premises and equipment	(8,271)	(8,572)
Net cash provided by (used in) investing activities	1,355,059	(4,822,569)
Cash Flows from Financing Activities
Net (decrease) in deposits	(5,638,991)	(2,474,836)
Net cash used in financing activities	(5,638,991)	(2,474,836)
Net decrease in cash and cash equivalents	(2,856,095)	(5,055,443)
Cash and cash equivalents:
Beginning	6,605,840	10,787,989
Ending	$3,749,745	$5,732,546

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$505,762	$806,914
Income taxes paid, net of (refunds) received	92,000	125,000
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	400,425	269,148
Other assets acquired in settlement of loans	31,750	44,500
Sale of foreclosed real estate through loan origination	205,000	-
Transfer of non-mortgage loans to held for sale	-	268,634
Increase in ESOP put option liability	20,307	77,252

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded savings and loan holding company with assets of $165.9 million at June 30, 2014 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of June 30, 2014, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

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

At June 30, 2014, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 25, 2014.

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

The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of June 30, 2014 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses.

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

Per accounting guidance, the Company reviewed its deferred tax assets at June 30, 2014 and determined that no valuation allowance was necessary. Despite a continued challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$197,819	$200,049	$431,818	$466,522
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,117,979	2,117,979	2,117,979
Weighted average unallocated ESOP shares	(28,816)	(33,903)	(29,448)	(34,535)
Weighted average unvested MRP shares	(4,539)	(6,719)	(4,539)	(6,719)
Basic weighted average shares outstanding	2,084,624	2,077,357	2,083,992	2,076,725
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	5,618	4,916	5,594	4,931
Weighted average RRP options outstanding *	-	-	-	-
Dilutive weighted average shares outstanding	2,090,242	2,082,273	2,089,586	2,081,656
Basic earnings per share	$0.09	$0.10	$0.21	$0.22
Diluted earnings per share	$0.09	$0.10	$0.21	$0.22

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At June 30, 2014, 39,929 shares at a fair value of $8.50 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	June 30,	December 31,
	2014	2013
Shares allocated	48,332	45,788
Shares withdrawn from the plan	(8,403)	(8,249)
Unallocated shares	27,982	30,526
Total ESOP shares	67,911	68,065
Fair value of unallocated shares	$237,847	$259,471

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2014:
Available for Sale
State and municipal securities	$9,207,509	$207,726	$86,775	$9,328,460
Residential mortgage-backed securities	25,612,829	463,936	108,028	25,968,737
	$34,820,338	$671,662	$194,803	$35,297,197
December 31, 2013:
Available for Sale
State and municipal securities	8,676,586	80,152	312,219	8,444,519
Residential mortgage-backed securities	25,877,289	369,098	143,826	26,102,561
	$34,553,875	$449,250	$456,045	$34,547,080

The amortized cost and fair value at June 30, 2014, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due after three months through one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,391,201	4,477,105
Due after ten years	4,816,308	4,851,355
Residential mortgage-backed securities	25,612,829	25,968,737
	$34,820,338	$35,297,197

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2014
Securities Available for Sale
State and municipal securities	$1,341,849	$2,220	$2,913,302	$84,555	$4,255,151	$86,775
Residential mortgage-backed securities	3,873,850	45,563	4,409,672	62,465	8,283,522	108,028
	$5,215,699	$47,783	$7,322,974	$147,020	$12,538,673	$194,803

December 31, 2013
Securities Available for Sale
State and municipal securities	$4,937,528	$288,364	$258,573	$23,855	$5,196,101	$312,219
Residential mortgage-backed securities	9,832,934	122,774	994,240	21,052	10,827,174	143,826
	$14,770,462	$411,138	$1,252,813	$44,907	$16,023,275	$456,045

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

At June 30, 2014, 23 securities had unrealized losses with an aggregate depreciation of 1.53% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at June 30, 2014 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three or six months ended June 30, 2014 and 2013, resulting in no realized gains or losses for the three or six months ended June 30, 2014 and 2013.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	June 30,	December 31,
	2014	2013
Mortgage loans:
One-to-four family residential loans	$75,587,180	$77,406,656
Multi-family residential loans	2,784,634	2,744,963
Total mortgage loans	78,371,814	80,151,619

Other loans:
Non-residential real estate loans	17,406,071	17,016,805
Commercial loans	8,874,967	7,860,312
Consumer direct	500,175	392,273
Purchased auto	7,895,266	8,162,189
Total other loans	34,676,479	33,431,579
Gross loans	113,048,293	113,583,198
Less: Allowance for loan losses	(2,971,207)	(2,910,580)
Loans, net	$110,077,086	$110,672,618

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Purchased auto	$1,027,194	$1,523,085	$1,528,166	$3,026,236

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
One-to-four family	$(130,891)	$(69,722)	$(237,840)	$(182,307)
Multi-family	3,972	-	8,348	-
Non-residential	(108,493)	107,187	(154,247)	107,187
Commercial	-	-	-	-
Consumer direct	2,500	-	1,553	-
Purchased auto	(17,153)	(4,447)	(27,187)	(6,099)
Net (charge-offs)/recoveries	$(250,065)	$33,018	$(409,373)	$(81,219)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2014 and 2013:

June 30, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,251,220	$146,271	$473,214	$31,585	$2,282	$71,700	$2,976,272
Provision charged to income	352,224	61,342	(184,371)	2,749	(4,782)	17,838	245,000
Loans charged off	(139,603)	-	(108,493)	-	-	(17,760)	(265,856)
Recoveries of loans previously charged off	8,712	3,972	-	-	2,500	607	15,791
Balance at end of period	$2,472,553	$211,585	$180,350	$34,334	$-	$72,385	$2,971,207

June 30, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,648,601	$130,898	$676,883	$56,441	$-	$84,381	$3,597,204
Provision charged to income	329,763	(74,907)	(70,976)	27,119	3,674	5,327	220,000
Loans charged off	(72,222)	-	(28,907)	-	-	(6,474)	(107,603)
Recoveries of loans previously charged off	2,500	-	136,094	-	-	2,027	140,621
Balance at end of period	$2,908,642	$55,991	$713,094	$83,560	$3,674	$85,261	$3,850,222

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 and 2013:

June 30, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580
Provision charged to income	433,068	61,870	(53,618)	4,369	(3,251)	27,562	470,000
Loans charged off	(251,003)	-	(154,247)	-	(947)	(31,203)	(437,400)
Recoveries of loans previously charged off	13,163	8,348	-	-	2,500	4,016	28,027
Balance at end of period	$2,472,553	$211,585	$180,350	$34,334	$-	$72,385	$2,971,207

June 30, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441
Provision charged to income	1,033,613	(105,910)	(406,212)	8,430	2,209	17,870	550,000
Loans charged off	(187,307)	-	(28,907)	-	-	(9,596)	(225,810)
Recoveries of loans previously charged off	5,000	-	136,094	-	-	3,497	144,591
Balance at end of period	$2,908,642	$55,991	$713,094	$83,560	$3,674	$85,261	$3,850,222

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013:

June 30, 2014	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$3,313,088	$184,380	$2,091,807	$-	$-	$12,019	$5,601,294
Loans collectively evaluated for impairment	72,274,092	2,600,254	15,314,264	8,874,967	500,175	7,883,247	107,446,999
Ending Balance	$75,587,180	$2,784,634	$17,406,071	$8,874,967	$500,175	$7,895,266	$113,048,293

Period-end amount allocated to:
Loans individually evaluated for impairment	$537,289	$66,581	$104,915	$-	$-	$3,500	$712,285
Loans collectively evaluated for impairment	1,935,264	145,004	75,435	34,334	-	68,885	2,258,922
Balance at end of period	$2,472,553	$211,585	$180,350	$34,334	$-	$72,385	$2,971,207

December 31, 2013	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$3,455,604	$-	$2,332,243	$-	$-	$-	$5,787,847
Loans collectively evaluated for impairment	73,951,052	2,744,963	14,684,562	7,860,312	392,273	8,162,189	107,795,351
Ending Balance	$77,406,656	$2,744,963	$17,016,805	$7,860,312	$392,273	$8,162,189	$113,583,198

Period-end amount allocated to:
Loans individually evaluated for impairment	$235,166	$-	$29,977	$-	$-	$-	$265,143
Loans collectively evaluated for impairment	2,042,159	141,367	358,238	29,965	1,698	72,010	2,645,437
Balance at end of year	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents loans individually evaluated for impairment, by class of loans, as of June 30, 2014 and December 31, 2013:

June 30, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,659,751	$1,938,119	$1,374,969	$3,313,088	$537,289	$3,522,832
Multi-family	184,380	-	184,380	184,380	66,581	30,730
Non-residential	2,208,099	1,754,944	336,863	2,091,807	104,915	231,620
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	12,019	-	12,019	12,019	3,500	6,530
	$6,064,249	$3,693,063	$1,908,231	$5,601,294	$712,285	$3,791,712

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,851,948	$2,729,178	$726,426	$3,455,604	$235,166	$3,480,595
Multi-family	-	-	-	-	-	16,033
Non-residential	2,631,792	2,090,766	241,477	2,332,243	29,977	2,288,596
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$6,483,740	$4,819,944	$967,903	$5,787,847	$265,143	$5,785,224

For the three and six months ended June 30, 2014 and 2013, the Company recognized no accrued or cash basis interest income on impaired loans.

At June 30, 2014, there were 36 impaired loans totaling approximately $5.6 million, compared to 38 impaired loans totaling approximately $5.8 million at December 31, 2013. The change in impaired loans was a result of adding 17 loans totaling approximately $1.9 million to the impaired loan list, offset by returning six loans totaling approximately $647,000 to accruing, writing down and moving four impaired loans of approximately $559,000 to OREO, the pay-off or charge-off of nine impaired loans of approximately $594,000, write-downs on two impaired loans of $76,000 and payments of approximately $160,000.

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

Impaired loans at June 30, 2014 included $3.4 million of loans whose terms have been modified in troubled debt restructurings compared to $3.1 million at December 31, 2013. The amount of TDR loans included in impaired loans increased as a result of the re-default of seven previously performing TDRs totaling approximately $752,000, offset by pay-offs and write-downs on three TDRs totaling approximately $300,000, and payments of approximately $134,000. The restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

There were no new loan restructures classified as troubled debt restructurings during the three or six months ended June 30, 2014 and 2013.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

There were no troubled debt restructured loans that were restructured during the twelve months prior to June 30, 2014 and 2013 that had payment defaults (i.e., 60 days or more past due following a modification), during the three months ended June 30, 2014 and 2013. The troubled debt restructured loans that were restructured during the twelve months prior to June 30, 2014 and 2013 that had payment defaults during the six months ended June 30, 2014 and 2013, segregated by class are shown below.

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	1	$60,772	-	$-
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	1	$60,772	-	$-

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and nonperforming factors, including consideration of TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as June 30, 2014 and December 31, 2013:

June 30, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,405,999	$-
Multi-family	184,380	-
Non-residential	2,091,807	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	12,019	-
	$5,694,205	$-

December 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,549,498	$-
Multi-family	-	-
Non-residential	2,332,243	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$5,881,741	$-

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the aging of the recorded investment in loans, by class of loans, as of June 30, 2014 and December 31, 2013:

June 30, 2014	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,298,559	$721,690	$1,967,166	$4,987,415	$70,599,765	$75,587,180
Multi-family	-	259,190	184,380	443,570	2,341,064	2,784,634
Non-residential	267,028	251,900	122,234	641,162	16,764,909	17,406,071
Commercial	24,390	-	-	24,390	8,850,577	8,874,967
Consumer direct	6,515	-	-	6,515	493,660	500,175
Purchased auto	13,434	-	12,019	25,453	7,869,813	7,895,266
	$2,609,926	$1,232,780	$2,285,799	$6,128,505	$106,919,788	$113,048,293

December 31, 2013	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,550,329	$492,545	$1,613,697	$4,656,571	$72,750,085	$77,406,656
Multi-family	263,313	-	-	263,313	2,481,650	2,744,963
Non-residential	289,111	428,645	318,475	1,036,231	15,980,574	17,016,805
Commercial	25,795	-	-	25,795	7,834,517	7,860,312
Consumer direct	947	-	-	947	391,326	392,273
Purchased auto	22,719	-	-	22,719	8,139,470	8,162,189
	$3,152,214	$921,190	$1,932,172	$6,005,576	$107,577,622	$113,583,198

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

The Company uses the following definitions for risk ratings:

●

Pass – loans classified as pass are of a higher quality and do not fit any of the other “rated” categories below (e.g., special mention, substandard or doubtful). The likelihood of loss is considered remote.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

As of June 30, 2014 and December 31, 2013, the risk category of loans by class is as follows:

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,101,431	$3,313,088	$-	$71,172,661
Multi-family	-	259,190	184,380	-	2,341,064
Non-residential	14,632,501	681,763	2,091,807	-	-
Commercial	8,874,967	-	-	-	-
Consumer direct	-	-	-	-	500,175
Purchased auto	-	-	12,019	-	7,883,247
Total	$23,507,468	$2,042,384	$5,601,294	$-	$81,897,147

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,242,347	$3,455,604	$-	$72,708,705
Multi-family	-	-	-	-	2,744,963
Non-residential	12,565,850	2,118,712	2,332,243	-	-
Commercial	7,860,021	291	-	-	-
Consumer direct	-	-	-	-	392,273
Purchased auto	-	-	-	-	8,162,189
Total	$20,425,871	$3,361,350	$5,787,847	$-	$84,008,130

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $9,000 and $14,000 for the six months ended June 30, 2014 and 2013, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the six months ended June 30, 2014 and 2013, the Company did not grant additional options or shares under the MRP.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2014 and the year ended December 31, 2013. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

				Total
June 30, 2014	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$9,328,460	$-	$9,328,460
Residential mortgage-backed securities available for sale	-	25,968,737	-	25,968,737
	$-	$35,297,197	$-	$35,297,197

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

				Total
December 31, 2013	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$8,444,519	$-	$8,444,519
Residential mortgage-backed securities available for sale	-	26,102,561	-	26,102,561
	$-	$34,547,080	$-	$34,547,080

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

				Total
June 30, 2014	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$682,695	$682,695
Impaired loans, net	-	-	1,195,946	1,195,946

				Total
December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$597,493	$597,493
Impaired loans, net	-	-	702,760	702,760

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at
	Carrying	June 30, 2014 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$3,749,745	$3,749,745	$-	$-	$3,749,745
Federal funds sold	1,756,000	1,756,000	-	-	1,756,000
Securities	36,530,733	-	36,530,733	-	36,530,733
Accrued interest receivable	651,450	651,450	-	-	651,450
Net loans	110,077,086	-	-	111,742,000	111,742,000
Mortgage servicing rights	155,150	-	-	155,150	155,150
Financial Liabilities:
Non-interest bearing deposits	4,829,601	4,829,601	-	-	4,829,601
Interest bearing deposits	135,300,059	-	-	134,590,399	134,590,399
Accrued interest payable	1,631	1,631	-	-	1,631

		Fair Value Measurements at
	Carrying	December 31, 2013 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$6,605,840	$6,605,840	$-	$-	$6,605,840
Federal funds sold	3,630,000	3,630,000	-	-	3,630,000
Securities	35,780,616	-	35,780,616	-	35,780,616
Accrued interest receivable	652,693	652,693	-	-	652,693
Net loans	110,672,618	-	-	112,991,000	112,991,000
Mortgage servicing rights	158,030	-	-	158,030	158,030
Financial Liabilities:
Non-interest bearing deposits	5,219,028	5,219,028	-	-	5,219,028
Interest bearing deposits	140,549,623	-	-	139,327,972	139,327,972
Accrued interest payable	582	582	-	-	582

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

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of June 30, 2014 and December 31, 2013, the fair values of the commitments are immaterial in nature.

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

NOTE 12 – AGREEMENT and PLAN of MERGER

On June 30, 2014, Ottawa Savings Bancorp, Inc. (the “Company”), the parent company of Ottawa Savings Bank FSB, a federally chartered savings bank (“Ottawa Savings”), Ottawa Savings Bancorp MHC, the Company’s mutual holding company parent (the “MHC”) (collectively, “Ottawa”), and Twin Oaks Savings Bank, an Illinois chartered mutual savings bank (Twin Oaks”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Twin Oaks will merge with and into Ottawa Savings with Ottawa Savings as the surviving savings institution. At June 30, 2014, Twin Oaks had total assets of $66.5 million, total deposits of $53.8 million, and retained earnings of $6.5 million. Under the terms of the Merger Agreement, depositors of Twin Oaks will become depositors of Ottawa Savings and will have the same rights and privileges in the MHC, as if their accounts had been established in Ottawa Savings on the date established at Twin Oaks. In addition, borrower members of Twin Oaks as of the merger closing date will continue to have member rights with the MHC for as long as those loans remain outstanding. As part of the transaction, the Company will issue additional shares of its common stock to the MHC in an amount equal to the fair value of Twin Oaks as determined by an independent appraiser. These shares are expected to be issued immediately prior to the completion of the merger. At the closing of the merger, the size of the Boards of Directors of the MHC, the Company and Ottawa Savings will each expand by three members and Craig M. Hepner, President and Chief Executive Officer of Twin Oaks, will be appointed as Executive Vice President and Chief Operating Officer of the merged institution and the Company. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by both Twin Oaks’ members and the Company’s stockholders. The merger is currently expected to be completed in the fourth quarter of 2014. Each of the directors and executive officers of Twin Oaks have agreed to vote their shares in favor of the approval of the Merger Agreement at the meeting of members to be held to vote on the proposed transaction. If the merger is not consummated as a result of either party’s material breach of the terms of the Merger Agreement, then the breaching party will pay the non-breaching party a termination fee of $122,500. Additionally, if Ottawa terminates the Merger Agreement due to a change or circumstance that has a material adverse effect on Twin Oaks that is revealed during the preparation of Twin Oaks’ audited financial statements, then Ottawa will be reimbursed for its transaction expenses up to $122,500. The Merger Agreement also requires Twin Oaks to pay Ottawa a $250,000 termination fee under certain circumstances.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2014 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals to complete business combinations or other corporate transactions, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 25, 2014.

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

On June 30, 2014, the Company announced that it had entered into an Agreement and Plan of Merger with Twin Oaks Savings Bank. See Note 12 of the financial statement section.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2014 AND DECEMBER 31, 2013

The Company's total assets decreased $4.7 million, or 2.8%, to $165.9 million at June 30, 2014, from $170.6 million at December 31, 2013. The decrease in assets was primarily due to a decrease in Federal funds sold of $1.9 million, a decrease in cash and cash equivalents of $2.9 million, and a decrease in net loans of $0.6 million. The decrease in assets was partially offset by an increase in securities available for sale of $0.8 million.

Cash and cash equivalents decreased $2.9 million, or 43.2%, to $3.7 million at June 30, 2014 from $6.6 million at December 31, 2013, primarily as a result of cash used in financing activities related to a decrease in deposits, which resulted from management strategically pricing deposits based on market conditions, and exceeding the cash provided by operating and investing activities.

Federal funds sold decreased $1.9 million, or 51.6%, to $1.8 million at June 30, 2014 from $3.6 million at December 31, 2013, primarily as a result of cash used in financing activities exceeding the cash provided by operating and investing activities.

Securities available for sale increased $0.8 million, or 2.2%, to $35.3 million at June 30, 2014 from $34.5 million at December 31, 2013. The increase was primarily the result of $3.8 million in purchases and an increase in market values of approximately $0.3 million, offset by pay-downs of $3.3 million.

Loans, net of the allowance for loan losses, decreased $0.6 million, or 0.5%, to $110.1 million at June 30, 2014 from $110.7 million at December 31, 2013. The decrease in loans, net of the allowance for loan losses, was primarily due to normal attrition and pay-downs and principal reductions exceeding the level of originations. The Company is focusing its lending efforts on customers based primarily in its local market and purchased auto loans from regulated financial institutions.

Foreclosed real estate increased approximately $0.1 million, or 13.8%, to $0.7 million at June 30, 2014 from $0.6 million at December 31, 2013. The increase was primarily due to the addition of four properties valued at approximately $0.4 million acquired through loan foreclosures offset by the sale of five properties for aggregate proceeds of $0.3 million.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, decreased slightly, but remained at $1.7 million at June 30, 2014 from $1.7 million at December 31, 2013.

Total deposits decreased $5.6 million, or 3.9%, to $140.1 million at June 30, 2014, from $145.8 million at December 31, 2013. The decrease is primarily due to a decrease in certificates of deposit of $5.6 million, or 6.4% and a decrease in money market accounts of $1.8 million, or 8.2%, from December 31, 2013 to June 30, 2014. The decrease was partially offset by an increase in savings accounts of $1.3 million, or 7.6%, and an increase in checking accounts of $0.5 million, or 2.4% from December 31, 2013 to June 30, 2014. The increase in savings and checking accounts is primarily due to customers moving funds into non-term products as they wait for a better rate environment. The reduction in certificate of deposit accounts is due to management’s strategic initiative to pay competitive rates, but not the highest rates in the market. The reduction in money market balances was due to a couple of large deposits that were invested by the customers in other non-banking investments.

Other liabilities comprised of primarily deferred compensation expenses, accrued expenses and escrow payable, increased $0.2 million, or 5.4%, to $3.2 million at June 30, 2014, from $3.0 million at December 31, 2013.

Equity increased approximately $0.7 million, or 3.4%, to $22.2 million at June 30, 2014, from $21.5 million at December 31, 2013. The increase in equity is primarily a result of net income for the six months ended June 30, 2014 of approximately $0.4 million and an increase in other comprehensive income of approximately $0.3 million.

The ongoing state of economic uncertainty continues to affect our asset quality. We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have resulted in nonperforming loans totaling 5.0% of total loan receivables as of June 30, 2014, down slightly from 5.1% at December 31, 2013.

The Company’s nonperforming assets consist of non-accrual loans and foreclosed real estate. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first six months of 2014, nonaccrual loans decreased 3.2% to $5.7 million from $5.9 million as of December 31, 2013. The decrease was the result of adding 17 loans totaling approximately $1.9 million to the impaired loan list, offset by returning six loans totaling approximately $647,000 to accruing, writing down and moving four impaired loans of approximately $559,000 to OREO, the pay-off or charge-off of nine impaired loans of approximately $594,000, write-downs on two impaired loans of $76,000 and payments of approximately $161,000.

The following table summarizes nonperforming assets for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Non-accrual:	(In Thousands)
One-to-four family	$3,406	$3,824	$3,549	$3,385	$3,433
Multi-family	184	-	-	-	-
Non-residential real estate	2,092	2,488	2,332	2,032	2,480
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Purchased auto	12	-	-	-	-
Total non-accrual loans	5,694	6,312	5,881	5,417	5,913
Past due greater than 90 days and still accruing:
One-to-four family	-	196	-	-	15
Non-residential real estate	-	-	-	-	51
Commercial	-	-	-	-	23
Consumer direct	-	-	-	-	1
Total nonperforming loans	5,694	6,508	5,881	5,417	6,003
Foreclosed real estate	666	468	585	907	763
Other repossessed assets	17	13	13	48	50
Total nonperforming assets	$6,377	$6,989	$6,479	$6,372	$6,816

The table below presents selected asset quality ratios for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2013	2013	2013	2013
Allowance for loan losses as a percent of gross loans receivable	2.61%	2.60%	2.52%	2.73%	3.21%
Allowance for loan losses as a percent of total nonperforming loans	52.18%	45.73%	49.48%	59.33%	64.13%
Nonperforming loans as a percent of gross loans receivable	5.00%	5.69%	5.10%	4.61%	5.01%
Nonperforming loans as a percent of total assets	3.43%	3.87%	3.45%	3.15%	3.39%
Nonperforming assets as a percent of total assets	3.84%	4.15%	3.80%	3.71%	3.85%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

General. Net income for the three months ended June 30, 2014 was $198,000 compared to net income of $200,000 for the three months ended June 30, 2013. Net income during the second quarter of 2014 was slightly lower than the second quarter of 2013, primarily due to decreases in interest and dividend income, decreases in other income, a slightly higher provision for loan losses, and higher operating costs. The decreases were partially offset by lower funding costs, and a decrease in income tax expense.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2014 and 2013.

	Three Months Ended
	June 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,451	$1,606	$(155)	(9.65)%
Securities:
Residential mortgage-backed securities	136	106	30	28.30
State and municipal securities	72	66	6	9.09
Dividends on non-marketable equity securities	1	1	-	-
Interest-bearing deposits	1	2	(1)	(50.00)
Total interest and dividend income	1,661	1,781	(120)	(6.74)
Interest expense:
Deposits	245	385	(140)	(36.36)
Total interest expense	245	385	(140)	(36.36)
Net interest income	$1,416	$1,396	$20	1.43%

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

	Three Months Ended June 30,
	2014			2013
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$110,045	$1,451	5.27%	$115,603	$1,606	5.56%
Securities, net (2)	35,848	208	2.32%	33,808	172	2.04%
Non-marketable equity securities	1,234	1	0.32%	1,267	1	0.32%
Interest-bearing deposits	4,894	1	0.08%	9,478	2	0.08%
Total interest-earning assets	152,021	1,661	4.37%	160,156	1,781	4.45%
Interest-bearing liabilities
Money Market accounts	$20,001	$12	0.24%	$21,060	$12	0.23%
Passbook accounts	18,683	3	0.06%	16,925	3	0.07%
Certificates of Deposit accounts	82,857	228	1.10%	98,348	368	1.50%
Checking accounts	15,479	2	0.05%	13,664	2	0.06%
Total interest-bearing liabilities	137,020	245	0.72%	149,997	385	1.03%
NET INTEREST INCOME		$1,416			$1,396
NET INTEREST RATE SPREAD (3)			3.66%			3.42%
NET INTEREST MARGIN (4)			3.73%			3.49%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			110.95%			106.77%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2014 and 2013. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended June 30,
	2014 Compared to 2013
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(73)	$(82)	$(155)
Securities, net	12	24	36
Non-marketable equity securities	-	-	-
Interest-bearing deposits	(1)	-	(1)
Total interest-earning assets	$(62)	$(58)	$(120)
Interest expense on
Money Market accounts	$(1)	$1	$-
Passbook accounts	-	-	-
Certificates of Deposit accounts	(42)	(98)	(140)
Checking	-	-	-
Total interest-bearing liabilities	(43)	(97)	(140)
Change in net interest income	$(19)	$39	$20

Net interest income increased $20,000, or 1.4%, to $1.4 million for the three months ended June 30, 2014 compared to $1.4 million for the three months ended June 30, 2013. Interest and dividend income decreased $120,000 due to the decline in average interest earning assets of $8.1 million and the yield decreasing on interest earning assets from 4.5% to 4.4%. The decline in the loan portfolios contributed to a significant amount of the decline in earning assets. The yield on the loan portfolio declined as the low rate environment continued during the second quarter of 2014. This decline in interest income was offset by a $140,000, or 36.4%, reduction in interest expense. The cost of funds declined 31 basis points, or 30.1%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $13.0 million, or 8.0%. Net interest margin improved during the three months ended June 30, 2014 to 3.7% compared to 3.5% at June 30, 2013.

Provision for Loan Losses. Management recorded a loan loss provision of $245,000 for the three months ended June 30, 2014, compared to $220,000 for the three months ended June 30, 2013. The provision is primarily attributed to the reserves required for the one-to-four family segment as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued decline of property values are the result of local economic conditions that are improving, but continuing to lag national indicators, including higher levels of unemployment locally of 8.5%, versus 7.1% for the State of Illinois and the national level of 6.1%. Based on a review of the loans that were in the loan portfolio at June 30, 2014, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended June 30, 2014 and 2013.

	Three months ended
	June 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$5	$28	$(23)	(82.14)
Gain on sale of OREO	3	-	3	100.00
Gain on sale of repossessed assets	4	-	4	100.00
Origination of mortgage servicing rights, net of amortization	(1)	1	(2)	(200.00)
Customer service fees	75	72	3	4.17
Income on bank owned life insurance	12	5	7	140.00
Other	27	128	(101)	(78.91)
Total other income	$125	$234	$(109)	(46.58)%

The decrease in total other income was primarily due to the receipt of a $108,000 recovery of fraud losses on consumer loans in 2013, related to fraud losses incurred in 2011 and 2012 in the purchased auto loan portfolio. The decrease in gain on sale of loans is a result of fewer loan originations and sales of loans during the second quarter of 2014 as compared to 2013. The decreases were slightly offset by an increase in income on bank owned life insurance.

Other Expenses. The following table summarizes other expenses for the three months ended June 30, 2014 and 2013.

	Three months ended
	June 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$426	$379	$46	12.14%
Directors fees	25	25	-	-
Occupancy	128	111	17	15.32
Deposit insurance premium	36	57	(21)	(36.84)
Legal and professional services	128	73	55	75.34
Data processing	71	75	(4)	(5.33)
Valuation adjustments and expenses on foreclosed real estate	19	70	(51)	(72.86)
Loss on sale of OREO	-	37	(37)	(100.00)
Loss on sale of repossessed assets	-	-	-	-
Other	183	149	34	22.82
Total other expenses	$1,016	$976	$39	4.00%

Efficiency ratio (1)	65.93%	59.88%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in legal and professional services and increases in other miscellaneous expenses resulting from expenses related to the preparation and execution of the merger agreement, as announced on June 30, 2014. The increase also included annual increases in salaries and employee benefits and increases in occupancy expense. The increases were partially offset by a decrease in valuation adjustments and expenses on foreclosed real estate, a decrease in deposit insurance premium, and a decrease in losses on OREO sales. Valuation adjustments and expenses on foreclosed real estate were lower due to the significantly reduced number of OREO properties held during the second quarter of 2014 as compared to the second quarter of 2013. During the second quarter of 2014 three OREO properties were sold for a net gain of $3,000, while during the second quarter of 2013, ten OREO properties were sold for a net loss of $37,000. The decrease in deposit insurance premiums is primarily due to the decrease in deposit balances. The efficiency ratio deteriorated due to lower revenue and increased expenses for the current period.

Income Taxes. The Company recorded income tax expenses of $82,000 and $234,000 for the three months ended June 30, 2014 and 2013, respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

General. Net income for the six months ended June 30, 2014 was $432,000 compared to net income of $467,000 for the six months ended June 30, 2013. Net income during the first six months of 2014 was slightly lower than the first six months of 2013, primarily due to decreases in interest and dividend income, decreases in other income, and higher operating costs. The decreases were partially offset by lower funding costs, lower provision for loan losses, and a decrease in income tax expense.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,847	$3,266	$(419)	(12.83)%
Securities:
Residential mortgage-backed securities	281	220	61	27.73
State and municipal securities	142	128	14	10.94
Dividends on non-marketable equity securities	2	2	-	-
Interest-bearing deposits	2	3	(1)	(33.33)
Total interest and dividend income	3,274	3,619	(345)	(9.53)
Interest expense:
Deposits	507	809	(302)	(37.33)
Total interest expense	507	809	(302)	(37.33)
Net interest income	$2,767	$2,810	$(43)	(1.53)%

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

	Six Months Ended June 30,
	2014			2013
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$110,081	$2,847	5.17%	$118,446	$3,266	5.51%
Securities, net (2)	35,963	423	2.35%	32,439	348	2.15%
Non-marketable equity securities	1,234	2	0.32%	1,301	2	0.31%
Interest-bearing deposits	6,242	2	0.06%	10,288	3	0.06%
Total interest-earning assets	153,520	3,274	4.27%	162,474	3,619	4.45%
Interest-bearing liabilities
Money Market accounts	$20,721	$25	0.24%	$21,065	$26	0.25%
Passbook accounts	18,432	7	0.08%	16,640	8	0.10%
Certificates of Deposit accounts	83,997	472	1.12%	99,904	772	1.55%
Checking accounts	15,399	3	0.04%	13,472	3	0.04%
Total interest-bearing liabilities	138,549	507	0.73%	151,081	809	1.07%
NET INTEREST INCOME		$2,767			$2,810
NET INTEREST RATE SPREAD (3)			3.53%			3.38%
NET INTEREST MARGIN (4)			3.60%			3.46%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			110.81%			107.54%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2014 and 2013. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Six Months Ended June 30,
	2014 Compared to 2013
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(217)	$(202)	$(419)
Securities, net	42	33	75
Non-marketable equity securities	-	-	-
Interest-bearing deposits	(1)	-	(1)
Total interest-earning assets	$(176)	$(169)	$(345)
Interest expense on
Money Market accounts	$-	$(1)	$(1)
Passbook accounts	1	(2)	(1)
Certificates of Deposit accounts	(88)	(212)	(300)
Checking	-	-	-
Total interest-bearing liabilities	(87)	(215)	(302)
Change in net interest income	$(89)	$46	$(43)

Net interest income decreased $43,000, or 1.5%, to $2.8 million for the six months ended June 30, 2014 compared to $2.8 million for the six months ended June 30, 2013. Interest and dividend income decreased $345,000 due to the decline in average interest earning assets of $9.0 million and the yield decreasing on interest earning assets from 4.5% to 4.3%. The decline in the loan portfolios contributed to a significant amount of the decline in interest earning assets. The yield on the loan portfolio declined as the low rate environment continued during the first six months of 2014. This decline in interest income was offset by a $302,000, or 37.3%, reduction in interest expense. The cost of funds declined 34 basis points, or 33.7%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $12.5 million, or 8.3%. Net interest margin improved during the six months ended June 30, 2014 to 3.6% compared to 3.5% at June 30, 2013.

Provision for Loan Losses. Management recorded a loan loss provision of $470,000 for the six months ended June 30, 2014, compared to $550,000 for the six months ended June 30, 2013. The provision is primarily attributed to the reserves required for the one-to-four family segment as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued decline of property values are the result of local economic conditions that are improving, but continuing to lag national indicators, including higher levels of unemployment locally of 8.5%, versus 7.1% for the State of Illinois and the national level of 6.1%. Based on a review of the loans that were in the loan portfolio at June 30, 2014, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the six months ended June 30, 2014 and 2013.

	Six months ended
	June 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of loans	$7	$47	$(40)	(85.11)
Gain on sale of OREO	11	14	(3)	(21.43)
Loss on sale of repossessed assets	1	-	1	100.00
Origination of mortgage servicing rights, net of amortization	(3)	5	(8)	(160.00)
Customer service fees	144	143	1	0.70
Income on bank owned life insurance	26	12	14	116.67
Other	55	159	(104)	(65.41)
Total other income	$241	$380	$(139)	(36.58)%

The decrease in total other income was primarily due to the receipt of a $108,000 recovery of fraud losses on consumer loans in 2013, related to fraud losses incurred in 2011 and 2012 in the purchased auto loan portfolio. The decrease in gain on sale of loans is a result of fewer loan originations and sales of loans during 2014 as compared to 2013. The decreases were slightly offset by an increase in income on bank owned life insurance.

Other Expenses. The following table summarizes other expenses for the six months ended June 30, 2014 and 2013.

	Six months ended
	June 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$824	$756	$68	8.99%
Directors fees	50	50	-	-
Occupancy	260	221	39	17.65
Deposit insurance premium	69	115	(46)	(40.00)
Legal and professional services	221	142	79	55.63
Data processing	139	151	(12)	(7.95)
Valuation adjustments and expenses on foreclosed real estate	42	175	(133)	(76.00)
Loss on sale of OREO	-	-	-	-
Loss on sale of repossessed assets	-	-	-	-
Other	308	298	10	3.36
Total other expenses	$1,913	$1,908	$5	0.26%

Efficiency ratio (1)	63.60%	59.81%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in legal and professional services and increases in other miscellaneous expenses resulting from expenses related to the preparation and execution of the merger agreement, as announced on June 30, 2014. The increase also included annual increases in salaries and employee benefits and increases in occupancy expense. The increases were offset by a decrease in valuation adjustments and expenses on foreclosed real estate, a decrease in deposit insurance premium, and a decrease in data processing. Valuation adjustments and expenses on foreclosed real estate were lower due to the reduced number of OREO properties held during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, and fewer valuation adjustments during 2014 compared to 2013. The decrease in deposit insurance premiums is primarily due to the decrease in deposit balances. Data processing costs decreased in 2014 as a result of the contract renewal with our core processor. The efficiency ratio deteriorated due to lower revenue and increased expenses for the current period.

Income Taxes. The Company recorded income tax expenses of $193,000 and $266,000 for the six months ended June 30, 2014 and 2013, respectively.

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

At June 30, 2014 the Bank had outstanding commitments to originate $0.2 million in loans, unfunded lines of credit of $8.2 million, a commitment to purchase $4.0 million in auto loans, and $0.8 million in commitments to fund construction loans. In addition, as of June 30, 2014, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $34.9 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of June 30, 2014, the Bank had $51.2 million of available credit from the FHLBC. There were no FHLBC advances outstanding at June 30, 2014. In addition, as of June 30, 2014, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2014, the Company had cash and cash equivalents of $291,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at June 30, 2014 of 12.17%, 19.72% and 20.99%, respectively, compared to ratios at December 31, 2013 of 11.32%, 19.52% and 20.79%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the six months ended June 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. As of June 30, 2014, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of June 30, 2014, by and among Ottawa Savings Bancorp MHC, Ottawa Savings Bancorp, Inc., Ottawa Savings Bank FSB and Twin Oaks Savings Bank. (incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K, No. 000-51367, filed on July 1, 2014.)

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

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 13, 2014	By:	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)