Form 10-Q
period 2014-09-30
Ottawa Savings Bancorp, Inc.
filed 2014-11-14
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2014
Common Stock, $0.01 par value	2,117,979

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2014

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$1,405,499	$2,174,979
Interest bearing deposits	1,145,046	4,430,861
Total cash and cash equivalents	2,550,545	6,605,840
Federal funds sold	889,000	3,630,000
Securities available for sale	30,102,195	34,547,080
Non-marketable equity securities	1,233,536	1,233,536
Loans, net of allowance for loan losses of $3,015,021 and $2,910,580 at September 30, 2014 and December 31, 2013, respectively	112,272,071	110,672,618
Loans held for sale	108,000	-
Premises and equipment, net	6,325,481	6,451,409
Accrued interest receivable	621,020	652,693
Foreclosed real estate	331,860	584,786
Deferred tax assets	2,286,646	2,450,072
Cash value of life insurance	2,135,466	2,096,181
Other assets	1,913,590	1,686,107
Total assets	$160,769,410	$170,610,322
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$4,522,550	$5,219,028
Interest bearing	130,588,340	140,549,623
Total deposits	135,110,890	145,768,651
Accrued interest payable	2,157	582
Other liabilities	2,858,678	3,035,707
Total liabilities	137,971,725	148,804,940
Commitments and contingencies
Redeemable common stock held by ESOP plan	395,530	319,090
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 2,224,911 shares issued	22,249	22,249
Additional paid-in-capital	8,710,853	8,706,921
Retained earnings	15,287,133	14,619,095
Unallocated ESOP shares	(267,099)	(305,256)
Unearned management recognition plan shares	(14,612)	(21,024)
Accumulated other comprehensive income (loss)	271,279	(4,485)
	24,009,803	23,017,500
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(395,530)	(319,090)
Total stockholders' equity	22,402,155	21,486,292
Total liabilities and stockholders' equity	$160,769,410	$170,610,322

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$1,463,865	$1,494,762	$4,310,573	$4,760,905
Securities:
Residential mortgage-backed and related securities	133,958	114,339	415,161	334,534
State and municipal securities	72,342	69,255	214,535	196,725
Dividends on non-marketable equity securities	1,303	831	3,383	2,544
Interest-bearing deposits	328	1,233	2,300	4,302
Total interest and dividend income	1,671,796	1,680,420	4,945,952	5,299,010
Interest expense:
Deposits	234,254	343,977	741,065	1,152,505
Borrowings	179	-	179	-
Total interest expense	234,433	343,977	741,244	1,152,505
Net interest income	1,437,363	1,336,443	4,204,708	4,146,505
Provision for loan losses	225,000	225,000	695,000	775,000
Net interest income after provision for loan losses	1,212,363	1,111,443	3,509,708	3,371,505
Other income:
Gain on sale of securities	24,820	-	24,820	-
Gain on sale of loans	18,455	18,216	25,442	64,961
Gain (loss) on sale of OREO	60,706	(18,327)	71,431	(4,177)
Gain (loss) on sale of repossessed assets	4,000	-	4,952	(385)
Origination of mortgage servicing rights, net of amortization	1,368	3,005	(1,513)	7,659
Customer service fees	79,941	80,645	223,523	224,059
Income (loss) on bank owned life insurance	12,865	(2,441)	39,285	9,886
Other	28,454	16,039	83,652	174,596
Total other income	230,609	97,137	471,592	476,599
Other expenses:
Salaries and employee benefits	476,538	388,535	1,300,716	1,144,192
Directors fees	25,200	25,200	75,600	75,600
Occupancy	124,932	115,589	385,204	336,002
Deposit insurance premium	35,098	56,999	103,772	171,663
Legal and professional services	184,365	80,435	405,294	222,803
Data processing	80,797	68,497	219,274	218,968
Valuation adjustments and expenses on foreclosed real estate	13,524	71,956	55,710	246,988
Other	164,872	130,977	473,146	429,348
Total other expenses	1,105,326	938,188	3,018,716	2,845,564
Income before income tax expense	337,646	270,392	962,584	1,002,540
Income tax expense	101,426	101,557	294,546	367,183
Net income	$236,220	$168,835	$668,038	$635,357
Basic earnings per share	$0.11	$0.08	$0.32	$0.31
Diluted earnings per share	$0.11	$0.08	$0.32	$0.31

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$236,220	$168,835	$668,038	$635,357
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	(8,643)	(90,135)	475,011	(758,794)
Reclassification adjustment for (gains) included in net income	(24,820)	-	(24,820)	-
Other comprehensive income (loss), before tax	(33,463)	(90,135)	450,191	(758,794)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(12,990)	(30,647)	174,427	(257,991)
Other comprehensive income (loss), net of tax	(20,473)	(59,488)	275,764	(500,803)
Comprehensive income (loss)	$215,747	$109,347	$943,802	$134,554

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows from Operating Activities
Net income	$668,038	$635,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134,199	140,218
Provision for loan losses	695,000	775,000
Provision for deferred income taxes	(11,002)	38,608
Net amortization of premiums and discounts on securities	418,500	459,644
Gain on sale of securities	(24,820)	-
Origination of mortgage loans held for sale	(1,570,150)	(5,042,468)
Proceeds from sale of mortgage loans held for sale	1,487,592	5,278,524
Gain on sale of loans, net	(25,442)	(64,961)
Origination of mortgage servicing rights, net of amortization	1,513	(7,659)
Proceeds from sale of non-mortgage loans held for sale	-	268,634
Gain (loss) on sale of foreclosed real estate	(71,431)	4,177
Write down of foreclosed real estate	-	109,284
(Gain) loss on sale of repossessed assets	(4,952)	385
ESOP compensation expense	34,363	26,458
MRP compensation expense	6,412	9,617
Compensation expense on RRP options granted	7,726	10,730
Increase in cash surrender value of life insurance	(39,285)	(9,886)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	-	163,999
Decrease in accrued interest receivable	31,673	25,929
Increase in other assets	(210,619)	(316,316)
Decrease in income tax refunds receivable	-	166,590
(Decrease) increase in accrued interest payable and other liabilities	(175,454)	43,944
Net cash provided by operating activities	1,351,861	2,715,808
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,809,868)	(12,808,383)
Sales and pay-downs	8,311,265	5,501,090
Securities held to maturity:
Pay-downs	-	12
Purchase of bank-owned life insurance	-	(500,000)
Net (increase) decrease in loans	(2,426,528)	7,220,501
Net decrease (increase) in federal funds sold	2,741,000	(1,219,000)
Proceeds from sale of foreclosed real estate	408,582	829,095
Proceeds from sale of repossessed assets	34,425	4,357
Sale of non-marketable equity securities	-	100,900
Purchase of premises and equipment	(8,271)	(8,572)
Net cash provided by (used in) investing activities	5,250,605	(880,000)
Cash Flows from Financing Activities
Net (decrease) in deposits	(10,657,761)	(7,414,838)
Proceeds from Federal Home Loan Bank advances	2,000,000	-
Principal reduction of Federal Home Loan Bank advances	(2,000,000)	-
Net cash used in financing activities	(10,657,761)	(7,414,838)
Net decrease in cash and cash equivalents	(4,055,295)	(5,579,030)
Cash and cash equivalents:
Beginning	6,605,840	10,787,989
Ending	$2,550,545	$5,208,959

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$739,490	$1,150,531
Interest paid on borrowings	179	-
Income taxes paid, net of (refunds) received	231,000	295,217
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	400,425	552,662
Other assets acquired in settlement of loans	47,850	44,500
Sale of foreclosed real estate through loan origination	316,200	-
Transfer of non-mortgage loans to held for sale	-	268,634
Increase in ESOP put option liability	76,440	52,432

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) was incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded savings and loan holding company with assets of $160.8 million at September 30, 2014 and is headquartered in Ottawa, Illinois.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company. The depositors of the Bank approved the plan at a meeting held in 2005.

In adopting the plan, the Board of Directors of the Bank determined that the conversion was advisable and in the best interests of its depositors and the Bank. The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company), and 1,001,210 shares of common stock to the public. As of September 30, 2014, Ottawa Savings Bancorp MHC holds 1,223,701 shares of common stock, representing 57.8% of the Company’s common shares outstanding.

The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the community.

On June 30, 2014, the Company, the Bank, and Ottawa Savings Bancorp, MHC entered into an agreement with Twin Oaks Savings Bank (“Twin Oaks”), an Illinois chartered mutual savings bank, whereby Twin Oaks will merge into the Bank, with the Bank as the surviving institution. See Note 12 for additional information.

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

At September 30, 2014, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 25, 2014.

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

The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of September 30, 2014 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses.

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

Per accounting guidance, the Company reviewed its deferred tax assets at September 30, 2014 and determined that no valuation allowance was necessary. Despite a continued challenging economic environment, the Company has a history of strong earnings, is well-capitalized, and has positive expectations regarding future taxable income.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$236,220	$168,835	$668,038	$635,357
Basic potential common shares:
Weighted average shares outstanding	2,117,979	2,117,979	2,117,979	2,117,979
Weighted average unallocated ESOP shares	(27,549)	(32,636)	(28,808)	(33,895)
Weighted average unvested MRP shares	(4,539)	(6,719)	(4,539)	(6,719)
Basic weighted average shares outstanding	2,085,891	2,078,624	2,084,632	2,077,365
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	5,637	5,028	5,643	5,009
Weighted average RRP options outstanding *	1,203	-	-	-
Dilutive weighted average shares outstanding	2,092,732	2,083,652	2,090,275	2,082,374
Basic earnings per share	$0.11	$0.08	$0.32	$0.31
Diluted earnings per share	$0.11	$0.08	$0.32	$0.31

* For all periods other than for the three months ended September 30, 2014, the effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2014, 41,201 shares at a fair value of $9.60 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	September 30,	December 31,
	2014	2013
Shares allocated	49,604	45,788
Shares withdrawn from the plan	(8,403)	(8,249)
Unallocated shares	26,710	30,526
Total ESOP shares	67,911	68,065
Fair value of unallocated shares	$256,416	$259,471

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014:
Available for Sale
State and municipal securities	$9,194,372	$239,652	$37,775	$9,396,249
Residential mortgage-backed securities	20,464,427	324,260	82,741	20,705,946
	$29,658,799	$563,912	$120,516	$30,102,195
December 31, 2013:
Available for Sale
State and municipal securities	8,676,586	80,152	312,219	8,444,519
Residential mortgage-backed securities	25,877,289	369,098	143,826	26,102,561
	$34,553,875	$449,250	$456,045	$34,547,080

The amortized cost and fair value at September 30, 2014, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due after three months through one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,931,345	5,073,740
Due after ten years	4,263,027	4,322,509
Residential mortgage-backed securities	20,464,427	20,705,946
	$29,658,799	$30,102,195

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
Securities Available for Sale
State and municipal securities	$-	$-	$2,556,673	$37,775	$2,556,673	$37,775
Residential mortgage-backed securities	4,181,549	30,887	4,099,460	51,854	8,281,009	82,741
	$4,181,549	$30,887	$6,656,133	$89,629	$10,837,682	$120,516

December 31, 2013
Securities Available for Sale
State and municipal securities	$4,937,528	$288,364	$258,573	$23,855	$5,196,101	$312,219
Residential mortgage-backed securities	9,832,934	122,774	994,240	21,052	10,827,174	143,826
	$14,770,462	$411,138	$1,252,813	$44,907	$16,023,275	$456,045

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

At September 30, 2014, 19 securities had unrealized losses with an aggregate depreciation of 1.10% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at September 30, 2014 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were proceeds of $3.5 million from the sale of securities for the three and nine months ended September 30, 2014, resulting in gross realized gains of $42,054 and gross realized losses of $17,234, for a net realized gain of $24,820. The tax provision applicable to this realized gain amounted to $9,635. There were no proceeds from the sales of securities for the three or nine months ended September 30, 2013.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

The components of loans, net of deferred loan costs (fees), are as follows:

	September 30,	December 31,
	2014	2013
Mortgage loans:
One-to-four family residential loans	$75,236,857	$77,406,656
Multi-family residential loans	2,801,011	2,744,963
Total mortgage loans	78,037,868	80,151,619

Other loans:
Non-residential real estate loans	17,688,362	17,016,805
Commercial loans	9,331,663	7,860,312
Consumer direct	658,120	392,273
Purchased auto	9,571,079	8,162,189
Total other loans	37,249,224	33,431,579
Gross loans	115,287,092	113,583,198
Less: Allowance for loan losses	(3,015,021)	(2,910,580)
Loans, net	$112,272,071	$110,672,618

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Purchased auto	$2,509,980	$510,729	$4,038,146	$3,536,965

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
One-to-four family	$39,872	$(523,236)	$(197,968)	$(705,543)
Multi-family	11,547	(286,906)	19,895	(286,906)
Non-residential	(181,863)	(54,591)	(336,110)	52,596
Commercial	-	-	-	-
Consumer direct	(24,600)	(647)	(23,047)	(647)
Purchased auto	(26,142)	4,433	(53,329)	(1,666)
Net (charge-offs)/recoveries	$(181,186)	$(860,947)	$(590,559)	$(942,166)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014 and 2013:

September 30, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,472,553	$211,585	$180,350	$34,334	$-	$72,385	$2,971,207
Provision charged to income	(184,948)	48,145	265,918	2,714	36,834	56,337	225,000
Loans charged off	(26,809)	-	(181,863)	-	(25,000)	(28,021)	(261,693)
Recoveries of loans previously charged off	66,681	11,547	-	-	400	1,879	80,507
Balance at end of period	$2,327,477	$271,277	$264,405	$37,048	$12,234	$102,580	$3,015,021

September 30, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,908,642	$55,991	$713,094	$83,560	$3,674	$85,261	$3,850,222
Provision charged to income	(30,762)	377,410	(60,564)	(52,086)	(1,294)	(7,704)	225,000
Loans charged off	(528,313)	(286,906)	(54,680)	-	(647)	-	(870,546)
Recoveries of loans previously charged off	5,077	-	89	-	-	4,433	9,599
Balance at end of period	$2,354,644	$146,495	$597,939	$31,474	$1,733	$81,990	$3,214,275

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 and 2013:

September 30, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580
Provision charged to income	248,120	110,015	212,300	7,083	33,583	83,899	695,000
Loans charged off	(277,812)	-	(336,110)	-	(25,947)	(59,224)	(699,093)
Recoveries of loans previously charged off	79,844	19,895	-	-	2,900	5,895	108,534
Balance at end of period	$2,327,477	$271,277	$264,405	$37,048	$12,234	$102,580	$3,015,021

September 30, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441
Provision charged to income	1,002,851	271,500	(466,776)	(43,656)	915	10,166	775,000
Loans charged off	(715,620)	(286,906)	(83,587)	-	(647)	(9,596)	(1,096,356)
Recoveries of loans previously charged off	10,077	-	136,183	-	-	7,930	154,190
Balance at end of period	$2,354,644	$146,495	$597,939	$31,474	$1,733	$81,990	$3,214,275

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013:

September 30, 2014	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,950,030	$440,677	$1,725,655	$-	$-	$-	$5,116,362
Loans collectively evaluated for impairment	72,286,827	2,360,334	15,962,707	9,331,663	658,120	9,571,079	110,170,730
Ending Balance	$75,236,857	$2,801,011	$17,688,362	$9,331,663	$658,120	$9,571,079	$115,287,092

Period-end amount allocated to:
Loans individually evaluated for impairment	$591,679	$182,206	$-	$-	$-	$-	$773,885
Loans collectively evaluated for impairment	1,735,798	89,071	264,405	37,048	12,234	102,580	2,241,136
Balance at end of period	$2,327,477	$271,277	$264,405	$37,048	$12,234	$102,580	$3,015,021

December 31, 2013	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$3,455,604	$-	$2,332,243	$-	$-	$-	$5,787,847
Loans collectively evaluated for impairment	73,951,052	2,744,963	14,684,562	7,860,312	392,273	8,162,189	107,795,351
Ending Balance	$77,406,656	$2,744,963	$17,016,805	$7,860,312	$392,273	$8,162,189	$113,583,198

Period-end amount allocated to:
Loans individually evaluated for impairment	$235,166	$-	$29,977	$-	$-	$-	$265,143
Loans collectively evaluated for impairment	2,042,159	141,367	358,238	29,965	1,698	72,010	2,645,437
Balance at end of year	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of September 30, 2014 and December 31, 2013:

September 30, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,277,319	$1,491,211	$1,458,819	$2,950,030	$591,679	$3,382,669
Multi-family	440,677	-	440,677	440,677	182,206	138,805
Non-residential	1,841,947	1,725,655	-	1,725,655	-	2,103,814
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	4,354
	$5,559,943	$3,216,866	$1,899,496	$5,116,362	$773,885	$5,629,642

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,851,948	$2,729,178	$726,426	$3,455,604	$235,166	$3,480,595
Multi-family	-	-	-	-	-	16,033
Non-residential	2,631,792	2,090,766	241,477	2,332,243	29,977	2,288,596
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$6,483,740	$4,819,944	$967,903	$5,787,847	$265,143	$5,785,224

For the three and nine months ended September 30, 2014 and 2013, the Company recognized no accrued or cash basis interest income on impaired loans.

At September 30, 2014, there were 32 impaired loans totaling approximately $5.1 million, compared to 38 impaired loans totaling approximately $5.8 million at December 31, 2013. The change in impaired loans was a result of adding 22 loans totaling approximately $2.4 million to the impaired loan list, offset by returning eight loans totaling approximately $815,000 to accruing, writing down and moving four impaired loans totaling approximately $559,000 to OREO, the pay-off or charge-off of 16 impaired loans totaling approximately $1.4 million, write-downs on two impaired loans of $76,000 and payments of approximately $213,000.

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

Impaired loans at September 30, 2014 included $3.4 million of loans whose terms have been modified in troubled debt restructurings compared to $3.1 million at December 31, 2013. The amount of TDR loans included in impaired loans increased as a result of one new TDR totaling approximately $259,000 and the re-default of seven previously performing TDRs totaling approximately $752,000, offset by pay-offs and write-downs on four TDRs totaling approximately $581,000, and payments of approximately $161,000. The restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

Loans classified as troubled debt restructurings during the three and nine months ended September 30, 2014 and 2013, segregated by class are shown in the tables below.

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	5	$657,180	$-
Multi-family	1	259,190	125,190	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	1	$259,190	$125,190	5	$657,180	$-

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	5	$657,180	$-
Multi-family	1	259,190	125,190	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	1	$259,190	$125,190	5	$657,180	$-

There were no troubled debt restructured loans that were restructured during the twelve months prior to September 30, 2014 and 2013 that had payment defaults (i.e., 60 days or more past due following a modification), during the three months ended September 30, 2014 and 2013. The troubled debt restructured loans that were restructured during the twelve months prior to September 30, 2014 and 2013 that had payment defaults during the nine months ended September 30, 2014 and 2013, segregated by class are shown below.

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	1	$63,751	-	$-
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	1	$63,751	-	$-

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and nonperforming factors, including consideration of TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as September 30, 2014 and December 31, 2013:

September 30, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,041,427	$-
Multi-family	440,677	-
Non-residential	1,725,655	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$5,207,759	$-

December 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,549,498	$-
Multi-family	-	-
Non-residential	2,332,243	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$5,881,741	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of September 30, 2014 and December 31, 2013:

September 30, 2014	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$3,081,688	$112,086	$1,895,362	$5,089,136	$70,147,721	$75,236,857
Multi-family	-	-	440,677	440,677	2,360,334	2,801,011
Non-residential	230,837	22,661	83,475	336,973	17,351,389	17,688,362
Commercial	76,784	-	-	76,784	9,254,879	9,331,663
Consumer direct	-	-	-	-	658,120	658,120
Purchased auto	-	-	-	-	9,571,079	9,571,079
	$3,389,309	$134,747	$2,419,514	$5,943,570	$109,343,522	$115,287,092

December 31, 2013	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,550,329	$492,545	$1,613,697	$4,656,571	$72,750,085	$77,406,656
Multi-family	263,313	-	-	263,313	2,481,650	2,744,963
Non-residential	289,111	428,645	318,475	1,036,231	15,980,574	17,016,805
Commercial	25,795	-	-	25,795	7,834,517	7,860,312
Consumer direct	947	-	-	947	391,326	392,273
Purchased auto	22,719	-	-	22,719	8,139,470	8,162,189
	$3,152,214	$921,190	$1,932,172	$6,005,576	$107,577,622	$113,583,198

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of September 30, 2014 and December 31, 2013, the risk category of loans by class is as follows:

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,279,173	$2,950,030	$-	$71,007,654
Multi-family	-	-	440,677	-	2,541,821
Non-residential	15,353,597	427,623	1,725,655	-	-
Commercial	9,331,663	-	-	-	-
Consumer direct	-	-	-	-	658,120
Purchased auto	-	-	-	-	9,571,079
Total	$24,685,260	$1,706,796	$5,116,362	$-	$83,778,674

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,242,347	$3,455,604	$-	$72,708,705
Multi-family	-	-	-	-	2,744,963
Non-residential	12,565,850	2,118,712	2,332,243	-	-
Commercial	7,860,021	291	-	-	-
Consumer direct	-	-	-	-	392,273
Purchased auto	-	-	-	-	8,162,189
Total	$20,425,871	$3,361,350	$5,787,847	$-	$84,008,130

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $14,000 and $20,000 for the nine months ended September 30, 2014 and 2013, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the nine months ended September 30, 2014 and 2013, the Company did not grant additional options or shares under the MRP.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2014 and the year ended December 31, 2013. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

				Total
September 30, 2014	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$9,396,249	$-	$9,396,249
Residential mortgage-backed securities available for sale	-	20,705,946	-	20,705,946
	$-	$30,102,195	$-	$30,102,195

				Total
December 31, 2013	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$8,444,519	$-	$8,444,519
Residential mortgage-backed securities available for sale	-	26,102,561	-	26,102,561
	$-	$34,547,080	$-	$34,547,080

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

				Total
September 30, 2014	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$357,047	$357,047
Impaired loans, net	-	-	1,125,611	1,125,611

				Total
December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$597,493	$597,493
Impaired loans, net	-	-	702,760	702,760

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2014 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$2,550,545	$2,550,545	$-	$-	$2,550,545
Federal funds sold	889,000	889,000	-	-	889,000
Securities	31,335,731	-	31,335,731	-	31,335,731
Net loans	112,272,071	-	-	113,985,000	113,985,000
Loans held for sale	108,000	108,000	-	-	108,000
Accrued interest receivable	621,020	621,020	-	-	621,020
Mortgage servicing rights	156,517	-	-	156,517	156,517
Financial Liabilities:
Non-interest bearing deposits	4,522,550	4,522,550	-	-	4,522,550
Interest bearing deposits	130,588,340	-	-	130,020,450	130,020,450
Accrued interest payable	2,157	2,157	-	-	2,157

		Fair Value Measurements at
	Carrying	December 31, 2013 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$6,605,840	$6,605,840	$-	$-	$6,605,840
Federal funds sold	3,630,000	3,630,000	-	-	3,630,000
Securities	35,780,616	-	35,780,616	-	35,780,616
Net loans	110,672,618	-	-	112,991,000	112,991,000
Accrued interest receivable	652,693	652,693	-	-	652,693
Mortgage servicing rights	158,030	-	-	158,030	158,030
Financial Liabilities:
Non-interest bearing deposits	5,219,028	5,219,028	-	-	5,219,028
Interest bearing deposits	140,549,623	-	-	139,327,972	139,327,972
Accrued interest payable	582	582	-	-	582

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

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of September 30, 2014 and December 31, 2013, the fair values of the commitments are immaterial in nature.

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

NOTE 12 – AGREEMENT AND PLAN OF MERGER

On June 30, 2014, Ottawa Savings Bancorp, Inc. (the “Company”), the parent company of Ottawa Savings Bank FSB, a federally chartered savings bank (“Ottawa Savings”), Ottawa Savings Bancorp MHC, the Company’s mutual holding company parent (the “MHC”) (collectively, “Ottawa”), and Twin Oaks Savings Bank, an Illinois chartered mutual savings bank (“Twin Oaks”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Twin Oaks will merge with and into Ottawa Savings with Ottawa Savings as the surviving savings institution. At June 30, 2014, Twin Oaks had total assets of $66.5 million, total deposits of $53.8 million, and retained earnings of $6.5 million. Under the terms of the Merger Agreement, depositors of Twin Oaks will become depositors of Ottawa Savings and will have the same rights and privileges in the MHC, as if their accounts had been established in Ottawa Savings on the date established at Twin Oaks. In addition, borrower members of Twin Oaks as of the merger closing date will continue to have member rights with the MHC for as long as those loans remain outstanding. As part of the transaction, the Company will issue additional shares of its common stock to the MHC in an amount equal to the fair value of Twin Oaks as determined by an independent appraiser. These shares are expected to be issued immediately prior to the completion of the merger. At the closing of the merger, the size of the Boards of Directors of the MHC, the Company and Ottawa Savings will each expand by three members and Craig M. Hepner, President and Chief Executive Officer of Twin Oaks, will be appointed as Executive Vice President and Chief Operating Officer of the merged institution and the Company. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by both Twin Oaks’ members and the Company’s stockholders. The merger is currently expected to be completed in the fourth quarter of 2014. Each of the directors and executive officers of Twin Oaks have agreed to vote their shares in favor of the approval of the Merger Agreement at the meeting of members to be held to vote on the proposed transaction. If the merger is not consummated as a result of either party’s material breach of the terms of the Merger Agreement, then the breaching party will pay the non-breaching party a termination fee of $122,500. Additionally, if Ottawa terminates the Merger Agreement due to a change or circumstance that has a material adverse effect on Twin Oaks that is revealed during the preparation of Twin Oaks’ audited financial statements, then Ottawa will be reimbursed for its transaction expenses up to $122,500. The Merger Agreement also requires Twin Oaks to pay Ottawa a $250,000 termination fee under certain circumstances.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2014 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals to complete business combinations or other corporate transactions, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 25, 2014.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

The Company's total assets decreased $9.8 million, or 5.8%, to $160.8 million at September 30, 2014, from $170.6 million at December 31, 2013. The decrease in assets was primarily due to a decrease in securities available for sale of $4.4 million, a decrease in federal funds sold of $2.7 million, and a decrease in cash and cash equivalents of $4.1 million. The decrease in assets was partially offset by an increase in loans of $1.6 million.

Cash and cash equivalents decreased $4.1 million, or 61.4%, to $2.6 million at September 30, 2014 from $6.6 million at December 31, 2013, primarily as a result of cash used in financing activities related to a decrease in deposits, which resulted from management strategically pricing deposits based on market conditions, exceeding the cash provided by operating and investing activities.

Federal funds sold decreased $2.7 million, or 75.5%, to $0.9 million at September 30, 2014 from $3.6 million at December 31, 2013, primarily as a result of cash used in financing activities exceeding the cash provided by operating and investing activities.

Securities available for sale decreased $4.4 million, or 12.9%, to $30.1 million at September 30, 2014 from $34.5 million at December 31, 2013. The decrease was primarily due to sales of $3.5 million and pay-downs of $4.8 million, offset by $3.8 million in purchases and an increase in market values of approximately $0.5 million.

Loans, net of the allowance for loan losses, increased $1.6 million, or 1.5%, to $112.3 million at September 30, 2014 from $110.7 million at December 31, 2013. The increase in loans, net of the allowance for loan losses, was primarily due to an increase in the purchased auto loan portfolio of $1.4 million, in addition to increases in commercial loans and non-residential real estate loans totaling approximately $2.3 million. These increases were partially offset by decreases in one-to four-family loans, lines of credit and construction loans totaling approximately $3.2 million, in addition to normal pay-downs and principal reductions. The Company is focusing its lending efforts on customers based primarily in its local market and purchased auto loans from regulated financial institutions.

Foreclosed real estate decreased approximately $0.3 million, or 43.3%, to $0.3 million at September 30, 2014 from $0.6 million at December 31, 2013. The decrease was primarily due to the sale of nine properties for aggregate proceeds of $0.7 million offset by the addition of four properties valued at approximately $0.4 million acquired through loan foreclosures.

Other assets comprised primarily of prepaid expenses, deferred director compensation accounts, and auto loan repossessions, increased $0.2 million, or 13.5%, to $1.9 million at September 30, 2014 from $1.7 million at December 31, 2013.

Total deposits decreased $10.7 million, or 7.3%, to $135.1 million at September 30, 2014, from $145.8 million at December 31, 2013. The decrease is primarily due to a decrease in certificates of deposit of $6.7 million, or 7.6%, a decrease in money market accounts of $3.3 million, or 15.1%, and a decrease in checking accounts of $1.2 million, or 6.2% from December 31, 2013 to September 30, 2014. The decrease was partially offset by an increase in savings accounts of $0.5 million, or 3.1% from December 31, 2013 to September 30, 2014. The reduction in certificate of deposit accounts is due to management’s strategic initiative to pay competitive rates, but not the highest rates in the market. The reduction in money market balances was due to a couple of large deposits that were invested by the customers in other non-banking investments.

Other liabilities comprised of primarily deferred compensation expenses, accrued expenses and escrow payable, decreased $0.2 million, or 5.8%, to $2.9 million at September 30, 2014, from $3.0 million at December 31, 2013.

Equity increased approximately $0.9 million, or 4.3%, to $22.4 million at September 30, 2014, from $21.5 million at December 31, 2013. The increase in equity is primarily a result of net income for the nine months ended September 30, 2014 of approximately $0.7 million and an increase in other comprehensive income of approximately $0.3 million.

The ongoing state of economic uncertainty continues to affect our asset quality. We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have resulted in nonperforming loans totaling 4.5% of total loan receivables as of September 30, 2014, down slightly from 5.1% at December 31, 2013.

The Company’s nonperforming assets consist of non-accrual loans and foreclosed real estate. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first nine months of 2014, nonaccrual loans decreased 11.4% to $5.2 million from $5.9 million as of December 31, 2013. The decrease was the result of adding 22 loans totaling approximately $2.4 million to the impaired loan list, offset by returning eight loans totaling approximately $815,000 to accruing, writing down and moving four impaired loans of approximately $559,000 to OREO, the pay-off or charge-off of 16 impaired loans of approximately $1.4 million, write-downs on two impaired loans of $76,000 and payments of approximately $213,000.

The following table summarizes nonperforming assets for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Non-accrual:				(In Thousands)
One-to-four family	$3,041	$3,406	$3,824	$3,549	$3,385
Multi-family	441	184	-	-	-
Non-residential real estate	1,726	2,092	2,488	2,332	2,032
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Purchased auto	-	12	-	-	-
Total non-accrual loans	5,208	5,694	6,312	5,881	5,417
Past due greater than 90 days and still accruing:
One-to-four family	-	-	196	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	5,208	5,694	6,508	5,881	5,417
Foreclosed real estate	332	666	468	585	907
Other repossessed assets	25	17	13	13	48
Total nonperforming assets	$5,565	$6,377	$6,989	$6,479	$6,372

The table below presents selected asset quality ratios for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2013	2013	2013	2013
Allowance for loan losses as a percent of gross loans receivable	2.60%	2.61%	2.60%	2.52%	2.73%
Allowance for loan losses as a percent of total nonperforming loans	57.89%	52.18%	45.73%	49.48%	59.33%
Nonperforming loans as a percent of gross loans receivable	4.49%	5.00%	5.69%	5.10%	4.61%
Nonperforming loans as a percent of total assets	3.24%	3.43%	3.87%	3.45%	3.15%
Nonperforming assets as a percent of total assets	3.46%	3.84%	4.15%	3.80%	3.71%

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

General. Net income for the three months ended September 30, 2014 was $236,000 compared to net income of $169,000 for the three months ended September 30, 2013. Net income during the third quarter of 2014 was higher than the third quarter of 2013, primarily due to increases in interest and dividend income and increases in other income. The increases were partially offset by higher operating costs.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,464	$1,495	$(31)	(2.07)%
Securities:
Residential mortgage-backed securities	134	114	20	17.54
State and municipal securities	72	69	3	4.35
Dividends on non-marketable equity securities	1	1	-	-
Interest-bearing deposits	-	1	(1)	(100.00)
Total interest and dividend income	1,671	1,680	(9)	(0.54)
Interest expense:
Deposits	234	344	(110)	(31.78)
Total interest expense	234	344	(110)	(31.78)
Net interest income	$1,437	$1,336	$101	7.48%

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

	Three Months Ended September 30,
	2014			2013
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$111,687	$1,464	5.24%	$113,958	$1,495	5.25%
Securities, net (2)	32,902	206	2.50%	34,681	183	2.11%
Non-marketable equity securities	1,234	1	0.32%	1,234	1	0.32%
Interest-bearing deposits	2,382	-	0.00%	7,461	1	0.05%
Total interest-earning assets	148,205	1,671	4.51%	157,334	1,680	4.27%
Interest-bearing liabilities
Money Market accounts	$19,021	$11	0.23%	$20,375	$12	0.24%
Passbook accounts	17,713	3	0.07%	16,324	3	0.07%
Certificates of Deposit accounts	81,353	218	1.07%	94,488	328	1.39%
Checking accounts	14,493	2	0.06%	13,130	1	0.03%
Advances and borrowed funds	667	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	133,247	234	0.70%	144,317	344	0.95%
NET INTEREST INCOME		$1,437			$1,336
NET INTEREST RATE SPREAD (3)			3.81%			3.32%
NET INTEREST MARGIN (4)			3.88%			3.40%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			111.23%			109.02%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2014 and 2013. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30,
	2014 Compared to 2013
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(29)	$(2)	$(31)
Securities, net	(11)	34	23
Non-marketable equity securities	-	-	-
Interest-bearing deposits	-	(1)	(1)
Total interest-earning assets	$(40)	$31	$(9)
Interest expense on
Money Market accounts	$(1)	$-	$(1)
Passbook accounts	-	-	-
Certificates of Deposit accounts	(35)	(75)	(110)
Checking	-	1	1
Advances and borrowed funds	-	-	-
Total interest-bearing liabilities	(36)	(74)	(110)
Change in net interest income	$(4)	$105	$101

Net interest income increased $101,000, or 7.5%, to $1.4 million for the three months ended September 30, 2014 compared to $1.3 million for the three months ended September 30, 2013. Interest and dividend income decreased $9,000 due to the decline in average interest earning assets of $9.1 million, offset by the yield increasing on interest earning assets from 4.3% to 4.5%. The decline in the loan portfolios contributed to a significant amount of the decline in earning assets. The yield on the loan portfolio declined slightly as the low rate environment continued during the third quarter of 2014. The increase in interest income was offset by a $110,000, or 31.8%, reduction in interest expense. The cost of funds declined 25 basis points, or 26.3%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $11.1 million, or 7.7%. Net interest margin improved during the three months ended September 30, 2014 to 3.9% compared to 3.4% at September 30, 2013.

Provision for Loan Losses. Management recorded a loan loss provision of $225,000 for both three months periods ended September 30, 2014 and 2013. The provision is primarily attributed to the reserves required for the non-residential segment as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued decline of property values are the result of local economic conditions that are improving, but continuing to lag national indicators, including higher levels of unemployment locally of 8.6%, versus 6.7% for the State of Illinois and the national level of 5.9%. Based on a review of the loans that were in the loan portfolio at September 30, 2014, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended September 30, 2014 and 2013.

	Three months ended
	September 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$25	$-	$25	100.00%
Gain on sale of loans	18	18	-	-
Gain (loss) on sale of OREO	61	(18)	79	(438.89)
Gain on sale of repossessed assets	4	-	4	100.00
Origination of mortgage servicing rights, net of amortization	1	3	(2)	(66.67)
Customer service fees	80	81	(1)	(1.23)
Income (loss) on bank owned life insurance	13	(2)	15	(750.00)
Other	29	16	13	81.25
Total other income	$231	$98	$133	135.71%

The increase in total other income was primarily due gains on the sales of securities, gains on the sales of OREO, and increases in income on bank owned life insurance and other income. During the third quarter of 2014, four OREO properties were sold for a net gain of $61,000, while during the third quarter of 2013, six OREO properties were sold for a net loss of $18,000. The increases were slightly offset by decreases in mortgage servicing rights and customer service fees.

Other Expenses. The following table summarizes other expenses for the three months ended September 30, 2014 and 2013.

	Three months ended
	September 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$477	$389	$88	22.62%
Directors fees	25	25	-	-
Occupancy	125	116	9	7.76
Deposit insurance premium	35	57	(22)	(38.60)
Legal and professional services	184	80	104	130.00
Data processing	80	68	12	17.65
Valuation adjustments and expenses on foreclosed real estate	14	72	(58)	(80.56)
Other	165	131	34	25.95
Total other expenses	$1,105	$938	$167	17.80%

Efficiency ratio (1)	66.25%	65.84%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in legal and professional services and increases in other miscellaneous expenses resulting from expenses related to the preparation and execution of the merger agreement, as announced on June 30, 2014. The increase also included increases in salaries and employee benefits, resulting from additional staff and annual merit increases, and increases in occupancy expense. The increases were partially offset by a decrease in valuation adjustments and expenses on foreclosed real estate and a decrease in deposit insurance premiums. Valuation adjustments and expenses on foreclosed real estate were lower due to the significantly reduced number of OREO properties held during the third quarter of 2014 as compared to the third quarter of 2013. The decrease in deposit insurance premiums is primarily due to the decrease in deposit balances. The efficiency ratio decreased due to increased other expenses for the current period.

Income Taxes. The Company recorded income tax expenses of $101,000 and $102,000 for the three months ended September 30, 2014 and 2013, respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

General. Net income for the nine months ended September 30, 2014 was $668,000 compared to net income of $635,000 for the nine months ended September 30, 2013. Net income during the first nine months of 2014 was slightly higher than the first nine months of 2013, primarily due to an increase in net interest income, lower provision for loan losses, and a decrease in income tax expense. The increases were partially offset by decreases in other income and higher operating costs.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
	September 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$4,311	$4,761	$(450)	(9.45)%
Securities:
Residential mortgage-backed securities	415	334	81	24.25
State and municipal securities	215	197	18	9.14
Dividends on non-marketable equity securities	3	3	-	-
Interest-bearing deposits	2	4	(2)	(50.00)
Total interest and dividend income	4,946	5,299	(353)	(6.66)
Interest expense:
Deposits	741	1,152	(411)	(35.68)
Total interest expense	741	1,152	(411)	(35.68)
Net interest income	$4,205	$4,147	$58	1.40%

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

	Nine Months Ended September 30,
	2014			2013
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$110,617	$4,311	5.20%	$116,950	$4,761	5.43%
Securities, net (2)	34,942	630	2.40%	33,186	531	2.13%
Non-marketable equity securities	1,234	3	0.32%	1,278	3	0.31%
Interest-bearing deposits	4,956	2	0.05%	9,346	4	0.06%
Total interest-earning assets	151,749	4,946	4.35%	160,760	5,299	4.39%
Interest-bearing liabilities
Money Market accounts	$20,155	$36	0.24%	$20,835	$38	0.24%
Passbook accounts	18,192	10	0.07%	16,534	11	0.09%
Certificates of Deposit accounts	83,116	690	1.11%	98,099	1,098	1.49%
Checking accounts	15,097	5	0.04%	13,358	5	0.05%
Advances and borrowed funds	222	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	136,782	741	0.72%	148,826	1,152	1.03%
NET INTEREST INCOME		$4,205			$4,147
NET INTEREST RATE SPREAD (3)			3.62%			3.36%
NET INTEREST MARGIN (4)			3.69%			3.44%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			110.94%			108.02%

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

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2014 and 2013. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30,
	2014 Compared to 2013
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(246)	$(204)	$(450)
Securities, net	31	68	99
Non-marketable equity securities	-	-	-
Interest-bearing deposits	(2)	-	(2)
Total interest-earning assets	$(217)	$(136)	$(353)
Interest expense on
Money Market accounts	$(2)	$-	$(2)
Passbook accounts	1	(2)	(1)
Certificates of Deposit accounts	(125)	(283)	(408)
Checking	1	(1)	-
Advances and borrowed funds	-	-	-
Total interest-bearing liabilities	(125)	(286)	(411)
Change in net interest income	$(92)	$150	$58

Net interest income increased $58,000, or 1.4%, to $4.2 million for the nine months ended September 30, 2014 compared to $4.1 million for the nine months ended September 30, 2013. Interest and dividend income decreased $353,000 due to the decline in average interest earning assets of $9.0 million. The decline in the loan portfolios contributed to a significant amount of the decline in interest earning assets. The yield on the loan portfolio declined as the low rate environment continued during the first nine months of 2014. This decline in interest income was offset by a $411,000, or 35.7%, reduction in interest expense. The cost of funds declined 31 basis points, or 30.1%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities declined by $12.0 million, or 8.1%. Net interest margin improved during the nine months ended September 30, 2014 to 3.7% compared to 3.4% at September 30, 2013.

Provision for Loan Losses. Management recorded a loan loss provision of $695,000 for the nine months ended September 30, 2014, compared to $775,000 for the nine months ended September 30, 2013. The provision is primarily attributed to the reserves required for the multifamily and non-residential segment as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued decline of property values are the result of local economic conditions that are improving, but continuing to lag national indicators, including higher levels of unemployment locally of 8.6%, versus 6.7% for the State of Illinois and the national level of 5.9%. Based on a review of the loans that were in the loan portfolio at September 30, 2014, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the nine months ended September 30, 2014 and 2013.

	Nine months ended
	September 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$25	$-	$25	-%
Gain on sale of loans	25	65	(40)	(61.54)
Gain (loss) on sale of OREO	71	(4)	75	(1,875.00)
Gain on sale of repossessed assets	5	-	5	100.00
Origination of mortgage servicing rights, net of amortization	(2)	8	(10)	(125.00)
Customer service fees	224	224	-	-
Income on bank owned life insurance	39	10	29	290.00
Other	84	174	(90)	(51.72)
Total other income	$471	$477	$(6)	(1.26)%

The decrease in total other income was primarily due to the receipt of a $108,000 recovery of fraud losses on consumer loans in 2013, related to fraud losses incurred in 2011 and 2012 in the purchased auto loan portfolio. The decreases in gain on sale of loans and origination of mortgage servicing rights are a result of fewer loan originations and sales of loans during 2014 as compared to 2013. The decreases were offset by gains on the sale of OREO, gains on the sale of securities, and an increase in income on bank owned life insurance.

Other Expenses. The following table summarizes other expenses for the nine months ended September 30, 2014 and 2013.

	Nine months ended
	September 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,301	$1,144	$157	13.72%
Directors fees	76	76	-	-
Occupancy	385	336	49	14.58
Deposit insurance premium	104	172	(68)	(39.53)
Legal and professional services	405	223	182	81.61
Data processing	219	219	-	-
Valuation adjustments and expenses on foreclosed real estate	56	247	(191)	(77.33)
Other	473	429	44	10.26
Total other expenses	$3,019	$2,846	$173	6.08%

Efficiency ratio (1)	64.56%	61.58%
(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in legal and professional services and increases in other miscellaneous expenses resulting from expenses related to the preparation and execution of the merger agreement, as announced on June 30, 2014. The increase also included increases in salaries and employee benefits, resulting from additional staff and annual merit increases, and increases in occupancy expense. The increases were offset by a decrease in valuation adjustments and expenses on foreclosed real estate and a decrease in deposit insurance premium. Valuation adjustments and expenses on foreclosed real estate were lower due to the reduced number of OREO properties held during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, and fewer valuation adjustments during 2014 compared to 2013. The decrease in deposit insurance premiums is primarily due to the decrease in deposit balances. The efficiency ratio decreased due to increased expenses for the current period.

Income Taxes. The Company recorded income tax expenses of $295,000 and $367,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

At September 30, 2014 the Bank had outstanding commitments to originate $0.2 million in loans, unfunded lines of credit of $8.4 million, a commitment to purchase $1.5 million in auto loans, and $0.7 million in commitments to fund construction loans. In addition, as of September 30, 2014, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $33.5 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of September 30, 2014, the Bank had $48.5 million of available credit from the FHLBC. There were no FHLBC advances outstanding at September 30, 2014. In addition, as of September 30, 2014, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2014, the Company had cash and cash equivalents of $279,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at September 30, 2014 of 12.71%, 19.63% and 20.90%, respectively, compared to ratios at December 31, 2013 of 11.32%, 19.52% and 20.79%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the nine months ended September 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. As of September 30, 2014, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1	Ottawa Savings Bank Nonqualified Deferred Compensation Plan. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, No. 000-51367, filed on November 4, 2014.)

10.2	Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors, Amended and Restated as of October 29, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

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

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: November 13, 2014	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)