Form 10-K
period 2014-12-31
Ottawa Savings Bancorp, Inc.
filed 2015-03-30
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of June 30, 2014, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $6,403,696 (based on the last sale price of the common stock on the OTC Bulletin Board of $8.50 per share).

The number of shares of Common Stock of the registrant issued and outstanding as of March 30, 2015 was 2,894,123.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA SAVINGS BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2014

i

PART I

  Forward-Looking Statements

This report includes forward-looking statements, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, future operations, market position, financial position, and prospects, plans and objectives of management. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in such forward-looking statements. A number of factors, some of which are beyond our ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to: recent and future bail out actions by the government; a further slowdown in the national and Illinois economies; a further deterioration in asset values locally and nationwide; volatility of rate sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; our ability to realize estimated cost savings from acquired or merged entities; our ability to successfully integrate acquired or merged entities with us; operational risks; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in the securities markets; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; effect of additional provision for loan losses; fluctuations of our stock price; success and timing of our business strategies; impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; and political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions. The consequences of these factors, any of which could hurt our business, could include, among others: increased loan delinquencies; an escalation in problem assets and foreclosures; a decline in demand for our products and services; a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans; a reduction in the value of certain assets held by our company; an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Except to the extent required by applicable law or regulation the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. See also “Item 1A. Risk Factors” and other risk factors discussed elsewhere in this Annual Report.

ITEM 1.	BUSINESS

General

Ottawa Savings Bancorp, Inc. (the “Company”) is a savings and loan holding company incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $221.7 million at year-end 2014 and is headquartered in Ottawa, Illinois. The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the communities it serves.

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

On December 31, 2014, the Company acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into the Bank, with the Bank being the surviving entity in the merger (the “Merger”). Since the Merger occured at the close of business on December 31, 2014, there are no operating results of the former Twin Oaks included in the consolidated financial statements for 2014, however, going forward they will be included. As a result of the Merger, the Company increased its market share in the La Salle County market and expanded into Grundy County. The Merger is expected to expand our customer base allowing us to enhance income by marketing additional products and services to new customers. We also expect reduced operating costs through economies of scale.

In connection with the Merger, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of December 31, 2014, Ottawa Savings Bancorp MHC holds 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing high quality customer service and innovative new products. The Bank operates three branches in Ottawa, Marseilles and Morris, Illinois. Each facility has an ATM and drive-up lanes to provide quality customer service to customers in the community.

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

 Market Area and Competition

          The Company is headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Its market area, which benefits from its proximity to Chicago, includes all of LaSalle County and parts of Grundy County.

The Bank faces significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions, mortgage companies and mortgage brokers. Our main competitors include a number of significant independent banks. In addition, the Bank faces competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage and consumer credit market, such as securities companies and specialty finance companies. The Bank believes that its long-standing presence in Ottawa, Illinois, its recent expansion into Grundy County as a result of the Twin Oaks acquisition, and its personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related customers and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

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

	At December 31,
	2014		2013		2012		2011		2010
	(Dollars in Thousands)
		Percent		Percent		Percent		Percent		Percent
	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total
One-to-four family	$87,800	60.29%	$71,314	61.83%	$75,609	60.24%	$80,334	60.41%	$82,442	58.75%
Multi-family	2,869	1.97%	2,507	2.17%	4,629	3.69%	5,580	4.20%	6,237	4.44%
Lines of credit	16,753	11.50%	10,941	9.49%	13,209	10.52%	14,219	10.69%	15,325	10.92%
Non-residential real estate	20,016	13.74%	15,842	13.73%	18,897	15.06%	20,058	15.08%	20,362	14.51%
Commercial	6,261	4.30%	4,075	3.53%	4,717	3.76%	5,965	4.49%	9,795	6.98%
Construction	1,560	1.07%	2,111	1.83%	105	0.08%	982	0.74%	531	0.38%
Consumer	10,389	7.13%	8,554	7.42%	8,353	6.65%	5,832	4.39%	5,637	4.02%
Total loans, gross	145,648	100.00%	115,344	100.00%	125,519	100.00%	132,970	100.00%	140,329	100.00%
Undisbursed portion of loan funds	(756)		(1,696)		(56)		(171)		(178)
Allowance for loan losses	(2,315)		(2,910)		(3,381)		(4,747)		(4,703)
Deferred loan costs (fees), net	(76)		(65)		(87)		(80)		(97)
Total loans, net	$142,501		$110,673		$121,995		$127,972		$135,351

 Listed below are the outstanding balances of purchased loans, which have been included in the table above.

	At December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
One-to-four family	$212	$648	$697	$754	$796
Multi-family	623	645	2,332	2,405	2,465
Non-residential real estate	665	680	2,020	3,353	5,399
Purchased auto loans (included in consumer loans above)	8,665	8,162	7,810	5,179	4,658
Total	$10,165	$10,135	$12,859	$11,691	$13,318

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2014. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2014
	One-to-four		Lines of	Non-residential
	family	Multi-family	credit	real estate	Commercial	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$1,146	$622	$4,405	$971	$1,384	$1,560	$190	$10,278
After one year
More than one year to three years	829	-	984	2,158	1,342	-	1,970	7,283
More than three years to five years	1,538	363	2,319	318	2,143	-	4,827	11,508
More than five years to ten years	7,443	915	2,914	4,567	1,135	-	3,101	20,075
More than ten years to twenty years	33,189	652	6,131	7,639	257	-	301	48,169
More than twenty years	43,655	317	-	4,363	-	-	-	48,335
Total due after December 31, 2015	86,654	2,247	12,348	19,045	4,877	-	10,199	135,370
Gross loans receivable	$87,800	$2,869	$16,753	$20,016	$6,261	$1,560	$10,389	$145,648
Less:
Undisbursed portion of loan funds								(756)
Allowance for loan losses								(2,315)
Deferred loan costs (fees), net								(76)
Total loans, net								$142,501

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$45,552	$41,102	$86,654
Multi-family	742	1,505	2,247
Lines of credit	1,371	10,977	12,348
Non-residential real estate	5,930	13,115	19,045
Commercial	4,521	356	4,877
Consumer	10,199	-	10,199
Total	$68,315	$67,055	$135,370

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the respective one, three, and five year monthly Constant Maturity Treasury indices (CMT). The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 1.875%, 2.875% and 3.125% for the one, three and five year adjustable rate loans, respectively, and range of 4.5% to 6.50% for non-owner occupied one-to-four family properties, respectively, at this time.

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

We originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. The largest outstanding residential construction loan at December 31, 2014 was $824,000, of which $400,000 was disbursed. We also require periodic inspections of the property during the term of the construction.

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

We originate and purchase multi-family and non-residential real estate loans with terms generally up to 25 years. Interest rates and payments on adjustable-rate loans adjust every one, three and five years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to the interest rate used for one- to- four family loan products, plus 50 basis points to 100 basis points based on credit-worthiness and risk. Loan amounts generally do not exceed 80% of the appraised value for well-qualified borrowers.

We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan to value ratio of 80% of the appraised value. Our land loans are adjustable loans with adjustments occurring every one, three and five years, based on the original contract. Interest rate adjustments are based on the CMT plus a spread. For adjustable loans in this class, the loans generally have a floor ranging from the initial rate up to 4.875%.

We also make non-residential loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. The largest non-residential loan at December 31, 2014 was a troubled debt restructured loan from 2012 with a restructured balance of $1.8 million, of which $1.6 million is outstanding. This loan has been performing per its modified terms and will be returned to a performing status once scheduled principal payments begin. For adjustable loans in this category, there generally is an interest rate floor ranging from 3.75% to 6.00%.

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

Purchased Auto Loans. The Bank purchases auto loans from regulated financial institutions. At December 31, 2014 and 2013, we had $8.7 million and $8.2 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the purchase of any given loan pool. During 2014, we purchased $4.0 million of auto loans.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2014, we had an aggregate of $10.2 million in purchased loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2014 was a non-residential real estate loan for $0.7 million. This loan is performing in accordance with its terms.

We sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $3.1 million and $5.4 million of loans in the years ended December 31, 2014 and 2013, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

 The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended
	December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Beginning balance, net	$110,673	$121,995	$127,972	$135,351	$148,700
Loans originated
One-to-four family	8,725	9,686	12,924	5,666	19,872
Multi-family	-	19	77	129	562
Lines of credit	470	987	381	1,799	530
Non-residential real estate	2,775	3,182	3,888	4,015	1,085
Commercial	3,513	458	285	335	8,287
Construction	412	2,111	105	982	668
Consumer	505	248	265	190	481
Total loans originated	16,400	16,691	17,925	13,116	31,485
Loans acquired in Twin Oaks merger	29,796	-	-	-	-
Loans purchased
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	4,038	4,048	5,847	3,050	2,003
Total loans purchased	4,038	4,048	5,847	3,050	2,003
Loan sales(1)	(3,057)	(5,324)	(8,333)	(598)	(8,713)
Principal payments	(16,873)	(25,590)	(22,890)	(22,927)	(36,912)
Change in allowance for loan losses	595	471	1,366	(44)	(1,188)
Change in undisbursed loan funds	940	(1,640)	115	7	(26)
Change in deferred loan costs (fees), net	(11)	22	(7)	17	2
Ending balance, net	$142,501	$110,673	$121,995	$127,972	$135,351

(1)   All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $400,000 and two members of our Board of Directors must approve loans over $400,000. Residential loans and all commercial loans above $400,000 up to $1 million in the aggregate to any borrower(s) must be approved by a majority of our officers’ loan committee. This committee consists of our President, Vice President and our Commercial Banking Officer. For loans to any borrower(s) in the aggregate of more than $1 million up to $2 million, approval is required by a majority of our level two loan committee, which consists of the officers’ loan committee, one designated outside director and our Chairman of the Board. For loan requests above $2 million in the aggregate to any borrower(s), approval is required by a majority of the loan committee of the Board of Directors’, which consists of the officers’ loan committee and the Bank’s Board of Directors as a whole.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2014, our regulatory maximum was $4.4 million.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 45 days.

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 10 days past due. If payment is not then received by the 30th day of delinquency, additional letters are sent and phone calls generally are made to the customer by the Vice President or President. When the loan becomes 120 days past due, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management informs the Board of Directors on a monthly basis of the amount of loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Delinquent Loans

 The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2014
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	4	$310	37	$1,741	41	$2,051
Multi-family	-	-	2	257	2	257
Lines of credit	-	-	-	-	-	-
Non-residential real estate	1	420	3	115	4	535
Construction	-	-	-	-	-	-
Consumer	-	-	1	11	1	11

Total	5	$730	43	$2,124	48	$2,854

	December 31, 2013
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	5	$429	10	$1,451	15	$1,880
Multi-family	-	-	-	-	-	-
Lines of credit	2	64	2	162	4	226
Non-residential real estate	2	428	2	319	4	747
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	9	$921	14	$1,932	23	$2,853

	December 31, 2012
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	5	$616	8	$613	13	$1,229
Multi-family	-	-	-	-	-	-
Lines of credit	-	-	3	1,009	3	1,009
Non-residential real estate	1	335	3	516	4	851
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	1	19	-	-	1	19

Total	7	$970	14	$2,138	21	$3,108

	December 31, 2011
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	3	$849	25	$2,459	28	$3,308
Multi-family	-	-	1	305	1	305
Lines of credit	-	-	7	1,980	7	1,980
Non-residential real estate	1	57	5	709	6	766
Construction	-	-	-	-	-	-
Commercial	-	-	1	7	1	7
Consumer	2	43	2	5	4	48

Total	6	$949	41	$5,465	47	$6,414

	December 31, 2010
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
One-to-four family	9	$1,948	31	$3,622	40	$5,570
Multi-family	-	-	-	-	-	-
Lines of credit	4	228	6	401	10	629
Non-residential real estate	2	184	8	1,248	10	1,432
Construction	-	-	-	-	-	-
Commercial	-	-	1	20	1	20
Consumer	3	23	-	-	3	23

Total	18	$2,383	46	$5,291	64	$7,674

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

On the basis of management’s review of its assets, at December 31, 2014 and 2013, we had classified $2.1 million and $3.4 million, respectively, of our assets as special mention and $6.0 million and $5.8 million, respectively, of our assets as substandard. We had classified none of our assets as doubtful at December 31, 2014 and December 31, 2013. There were no assets classified as loss for the years ended December 31, 2014 or 2013. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Although the economy began to stabilize in our market during 2014, foreclosures and liquidations as a manner of reducing non-performing assets continued to prove costly, thus, when feasible, the Company continued its restructuring process with respect to certain non-performing loans that provided restructured loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. However, during 2014 there were no new A/B note restructurings. Troubled debt restructurings (“TDRs”) are considered to be non-performing, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan. At December 31, 2014, 14 loans (with aggregate balances of $2.6 million) of our 64 substandard loans (with aggregate balances of $6.0 million) were considered TDRs and were included in non-performing assets. There were no additions to loans classified as TDR’s due to the Merger. At December 31, 2013, nine loans (with aggregate balances of $3.1 million) of our 38 substandard loans (with aggregate balances of $5.8 million) were considered TDRs and were included in non-performing assets. Seven of the 2013 TDRs less approximately $0.9 million in payments and write-downs remain included in nonperforming assets at December 31, 2014. During the year ended December 31, 2014, there were no new modifications classified as TDRs. Additionally, seven previously performing TDRs originally restructured in 2010, 2011 and 2012, totaling approximately $0.3 million at December 31, 2014 were returned to non-performing status throughout 2014.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

	December 31,
	2014	2013	2012	2011	2010
Non-accrual:	(In Thousands)
One-to-four family	$3,733	$3,549	$3,067	$6,755	$4,023
Multi-family	257	-	-	305	-
Non-residential real estate	2,039	2,332	2,986	1,566	1,248
Commercial	-	-	-	7	20
Consumer	11	-	-	14	-
Total non-accrual loans	6,040	5,881	6,053	8,647	5,291
Past due greater than 90 days and still accruing:
One-to-four family	-	-	92	36	-
Lines of credit	-	-	15	-	-
Non-residential real estate	-	-	164	-	-
Total nonperforming loans	6,040	5,881	6,324	8,683	5,291
Foreclosed real estate	233	585	1,297	542	1,334
Other repossessed assets	63	13	9	40	28
Total nonperforming assets	$6,336	$6,479	$7,630	$9,265	$6,653

Ratios

	December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses as a percent of gross loans receivable	1.59%	2.52%	2.69%	3.57%	3.35%
Allowance for loan losses as a percent of total nonperforming loans	38.33%	49.48%	53.46%	54.67%	88.89%
Nonperforming loans as a percent of gross loans receivable	4.15%	5.10%	5.04%	6.53%	3.77%
Nonperforming loans as a percent of total assets	2.72%	3.45%	3.53%	4.75%	2.71%
Nonperforming assets as a percent of total assets	2.86%	3.80%	4.26%	5.06%	3.40%

           The total amount of non-accrual loans increased to $6.0 million from $5.9 million for the years ended December 31, 2014 and 2013, respectively. Total non-performing loans consist of 77 loans to 40 borrowers for the year ended December 31, 2014, as compared to 39 loans to 28 borrowers for the year ended December 31, 2013. The Merger added 34 loans to 14 borrowers, totaling approximately $1.3 million in non-accrual loans. For the years ended December 31, 2014 and 2013, gross interest income of $196,000 and $289,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. We recognized no interest income on these loans.

The allowance for loan losses as a percentage of gross loans receivable was 2.52% as of December 31, 2013. It dropped to 1.59% as of December 31, 2014 due to the $29.8 million of loans acquired in the Merger that were accounted for at fair value. Excluding the $29.8 million of loans acquired in the Merger, the allowance for loan losses as a percentage of gross loans receivable would have been 1.90%.

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

          The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2014 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses.

          Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(Dollars in Thousands)
Balance at beginning of year	$2,910	$3,381	$4,747	$4,703	$3,515
Chargeoffs:
One-to-four family	976	1,136	2,352	1,666	821
Multi-family	183	282	133	250	-
Non-residential real estate	336	84	772	3,224	952
Commercial	-	-	52	-	321
Consumer	116	17	27	43	48
	1,611	1,519	3,336	5,183	2,142
Recoveries:
One-to-four family	81	14	49	1	3
Multi-family	24	15	-	-	-
Non-residential real estate	-	136	-	35	-
Consumer	10	8	9	11	18
	115	173	58	47	21
Net charge-offs	1,496	1,346	3,278	5,136	2,121
Additions charged to operations	901	875	1,912	5,180	3,309
Balance at end of year	$2,315	$2,910	$3,381	$4,747	$4,703
Net charge-offs to average gross loans outstanding	1.30%	1.12%	2.52%	3.79%	1.45%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2014
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,813	78.30%	60.29%
Multi-family	122	5.27%	1.97%
Lines of credit (1)	-	-%	11.50%
Non-residential real estate	245	10.59%	13.74%
Commercial	36	1.56%	4.30%
Construction (1)	-	-%	1.07%
Consumer	99	4.28%	7.13%
Total allowance for loan losses	$2,315	100.00%	100.00%

	2013
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,277	78.25%	61.83%
Multi-family	141	4.85%	2.17%
Lines of credit (1)	-	0%	9.49%
Non-residential real estate	388	13.33%	13.73%
Commercial	30	1.03%	3.53%
Construction (1)	-	0%	1.83%
Consumer	74	2.54%	7.42%
Total allowance for loan losses	$2,910	100.00%	100.00%

	2012
	(Dollars in Thousands)
One-to-four family	$2,057	60.84%	60.24%
Multi-family	162	4.79%	3.69%
Lines of credit (1)	-	-%	10.52%
Non-residential real estate	1,012	29.93%	15.06%
Commercial	75	2.22%	3.76%
Construction (1)	-	-%	0.08%
Consumer	75	2.22%	6.65%
Total allowance for loan losses	$3,381	100.00%	100.00%

	2011
	(Dollars in Thousands)
One-to-four family	$3,113	65.58%	60.41%
Multi-family	438	9.23%	4.20%
Lines of credit (1)	-	-%	10.69%
Non-residential real estate	1,146	24.14%	15.08%
Commercial	11	0.23%	4.49%
Construction (1)	-	-%	0.74%
Consumer	39	0.82%	4.39%
Total allowance for loan losses	$4,747	100.00%	100.00%

	2010
	(Dollars in Thousands)
One-to-four family	$2,425	51.56%	58.75%
Multi-family	106	2.25%	4.44%
Lines of credit (1)	-	-%	10.92%
Non-residential real estate	1,880	39.98%	14.51%
Commercial	227	4.83%	6.98%
Construction (1)	-	0.00%	0.38%
Consumer	65	1.38%	4.02%
Total allowance for loan losses	$4,703	100.00%	100.00%

(1) Allowances applicable to Lines of Credit and Construction loans are maintained in the related category of the underlying collateral.

          Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our market areas. First, we group loans by delinquency status. All loans 90 days or more delinquent and all loans classified as substandard or doubtful are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis.

          Total allowance for loan losses decreased $0.6 million to $2.3 million at December 31, 2014 from $2.9 million at December 31, 2013. The decrease in the allowances for loan losses was primarily due to a decrease of $0.4 million in the general portion of the reserve. The decrease in the general portion was due primarily to the stabilization of the nonperforming asset levels and charge-off levels which had a favorable impact on the historical loss factors. The historical loss factor for one-to-four family and non-residential property declined the most due to the historical loss percentage improving as well as decreases in the qualitative factors as risks in their segment continue to lessen. The historical loss factors increased slightly for the other categories with the largest increase in the consumer segment. Additionally, management reduced the qualitative factors for most of the segments related to the economy to reflect the stabilization of local economic conditions, which began in mid-2014. Augmenting this decrease was a decrease of $222,000 of specific reserves on impaired loans. Impaired loans were $6.0 million with a valuation allowance of $43,000 at December 31, 2014, as compared to $5.8 million with a valuation allowance of $265,000 at December 31, 2013. Of the $6.0 million of impaired loans, $1.3 million were acquired in the merger with Twin Oaks and valued per FASB ASC 310-30 (see Note 2 to the Notes to the Consolidated Financial Statements).

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

At December 31, 2014, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years and residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of investment performance. Our President is the designated investment officer and the CFO and the President are responsible for the daily investment activities and are authorized to make investment decisions consistent with our investment policy. The Investment Committee, consisting of five external Board of Director members, meets regularly with the President and CFO to review and determine investment strategies and transactions.

 The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2014		2013		2012
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(In Thousands)
Available-for-sale
State and municipal securities	$20,225	$20,225	$8,444	$8,444	$7,121	$7,121
Residential mortgage-backed securities	32,547	32,547	26,103	26,103	21,743	21,743
Total available-for-sale	$52,772	$52,772	$34,547	$34,547	$28,864	$28,864

          Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2014
					More than Five
			More than One Year		Years Through Ten		More than Ten
	One Year or Less		Through Five Years		Years		Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Available-for-sale securities:
State and municipal securities	$444	2.16%	$956	3.77%	$7,516	4.71%	$11,309	4.83%	$20,225	4.68%
Residential mortgage-backed securities	-	0.00%	28,648	2.47%	3,899	3.03%	-	0.00%	32,547	2.54%
Total securities available-for-sale	$444	2.16%	$29,604	2.51%	$11,415	4.14%	$11,309	4.83%	$52,772	3.36%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

 The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	December 31,
	2014		2013		2012
		Percent		Percent		Percent
	Amount	Of Total	Amount	Of Total	Amount	Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$8,198	4.50%	$5,219	3.58%	$4,314	2.78%
Interest Bearing Checking	22,847	12.54%	14,382	9.87%	12,425	8.01%
Money Market accounts	29,278	16.07%	21,795	14.95%	20,666	13.33%
Savings accounts	22,765	12.49%	16,941	11.62%	15,218	9.81%
Certificates of Deposit accounts	99,145	54.40%	87,432	59.98%	102,452	66.07%
Total deposit accounts	$182,233	100.00%	$145,769	100.00%	$155,075	100.00%

Certificate Accounts, by rate
Less than 1.00%	$54,000	54.47%	$41,752	47.75%	$35,118	34.28%
1.00% to 1.99	35,840	36.15%	28,584	32.69%	24,781	24.19%
2.00% to 2.99	6,223	6.27%	13,565	15.52%	32,124	31.35%
3.00% to 3.99	3,072	3.10%	3,531	4.04%	9,571	9.34%
4.00% to 4.99	10	0.01%	-	0.00%	858	0.84%
5.00% to 5.99	-	0.00%	-	0.00%	-	0.00%
Total Certificate Accounts	$99,145	100.00%	$87,432	100.00%	$102,452	100.00%

 The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2014		2013		2012
	Weighted	Average	Weighted	Average	Weighted	Average
	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate	Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$4,448	0.00%	$4,187	0.00%	$3,882
Interest Bearing Checking	0.05%	14,982	0.05%	13,465	0.06%	12,493
Money Market accounts	0.23%	19,627	0.24%	20,837	0.29%	20,369
Passbook accounts	0.06%	18,206	0.06%	16,642	0.08%	15,026
Certificate of Deposit accounts	0.98%	82,056	1.20%	95,916	1.70%	107,805
Total	0.63%	$139,319	0.80%	$151,047	1.21%	$159,575

          Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Beginning of period	$145,769	$155,075	$159,948
Deposits acquired in Twin Oaks Merger	49,610	-	-
Net deposits (withdrawals)	(14,050)	(10,672)	(6,916)
Interest credited on deposit accounts	904	1,366	2,043
End of period	$182,233	$145,769	$155,075
Percent change	25.01%	-6.00%	-3.05%

          The following table indicates the amount of certificates of deposit as of December 31, 2014, by time remaining until maturity.

	Three	Over Three	Over Six	Over
	Months	To Six	To Twelve	Twelve
	Or Less	Months	Months	Months	Total
	(In Thousands)
Less than $100,000	$7,819	$7,116	$13,098	$31,927	$59,960
$100,000 to $250,000	3,435	3,597	6,208	19,843	33,083
Over $250,000	293	1,064	565	4,180	6,102
Total	$11,547	$11,777	$19,871	$55,950	$99,145

	Less than	1 to 2	2 to 3	3 to 4	4 to 5
	1 year	years	years	years	years	Total
	(In Thousands)
Less than 1.00%	$34,988	$15,450	$3,069	$493	$-	$54,000
1.00% to 1.99%	857	3,669	10,634	11,821	8,859	35,840
2.00% to 2.99%	4,269	1,899	50	5	-	6,223
3.00% to 3.99%	3,071	1	-	-	-	3,072
4.00% to 4.99%	10	-	-	-	-	10
5.00% to 5.99%	-	-	-	-	-	-
Total	$43,195	$21,019	$13,753	$12,319	$8,859	$99,145

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were approximately $5.5 million of Federal Home Loan Bank advances outstanding at December 31, 2014. At December 31, 2014, we had the ability to borrow $57.2 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2014, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

Personnel

At December 31, 2014, we had 35 full-time employees and 9 part-time employees, none of whom is represented by a collective bargaining unit. The Merger added 16 full-time employees and 5 part-time employees. We believe our relationship with our employees is good.

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

          The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation and supervision of financial institutions, including the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision (“OTS”) was eliminated and responsibility for the supervision and regulation of federal savings associations was transferred to the OCC on July 21, 2011. At the same time, the responsibility for supervising and regulating the savings and loan holding companies like Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC was transferred to the Federal Reserve Board. In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau which assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of $10.0 billion or less in assets, such as Ottawa Savings Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for Ottawa Savings Bank, Ottawa Savings Bancorp, Inc. and Ottawa Savings Bancorp MHC.

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

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2014, the Bank met each of its capital requirements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

          The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Ottawa Savings Bancorp and Ottawa Savings Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminated the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2014, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2014, Ottawa Savings Bank maintained 88.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Ottawa Savings Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions and 10% stockholders (“insiders”), as well as entities such persons control, must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to Ottawa Savings Bancorp, Inc. or Ottawa Savings Bank and must not involve more than the normal risk of repayment or present other unfavorable features. Ottawa Savings Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. All past banking transactions between Ottawa Savings Bancorp, Inc. and its officers and directors: (i) were made in the ordinary course of business; (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Ottawa Savings Bancorp, Inc.; and (iii) did not involve more than the normal risk of collectability or present other unfavorable features.

  In accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Ottawa Savings Bancorp’s capital and surplus (up to a maximum of $500,000) and such loans must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of the Company must disclose any existing or emerging conflicts of interest to the President and Chief Executive Officer of the Company. Such potential conflicts of interest include, but are not limited to, the following: (i) the Company conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest; and (ii) the ownership of more than 1% of the outstanding securities (or that represents more than 5% of the total assets of the employee and/or family member) of any business entity that does business with or is in competition with the Company.

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

Assessments. Federal savings banks are required to pay assessments to the OCC to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings bank’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report or call report, its financial condition and the complexity of its portfolio. The OCC assessments paid by Ottawa Savings Bank for the year ended December 31, 2014 was approximately $68,000.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2014 averaged 0.15 basis points of assessable deposits.

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

          Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). The amounts are adjusted annually and, for 2014, the regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

          Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank had an investment in Federal Home Loan Bank of Chicago stock at December 31, 2014 of $1.5 million.

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

          Waivers of Dividends. Federal Reserve Board regulations currently require mutual holding companies to notify them if they propose to waive receipt of dividends from their stock holding company subsidiary. In addition, the regulations require that the mutual holding company obtain the approval of a majority of the eligible votes of members of the mutual holding company (generally Bank depositors and certain former Twin Oaks borrowers) before it can waive dividends. The Federal Reserve Board reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Subject to the non-objection or approval of the Federal Reserve Board, we anticipate that Ottawa Savings Bancorp MHC will waive dividends that Ottawa Savings Bancorp, Inc. may pay, if any.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

  General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2010. Ottawa Savings Bank’s maximum federal income tax rate was 35% for both the 2014 and 2013 tax year.

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

State Taxation

  Ottawa Savings Bancorp, Inc. is subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 7.0% and 2.5%, respectively, for fiscal year 2014. These amounts remained unchanged from 2013 levels. These taxes are imposed on our federal taxable income, with certain adjustments. As of January 1, 2015, the rates are going to be 5.25% and 2.5%, respectively.

ITEM 1A. RISK FACTORS

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

          We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2014, our allowance for loan losses as a percentage of total gross loans was 1.59% and as a percentage of total non-performing loans was approximately 38.33%. Because of the concentration of one-to-four family, non-residential and commercial loans in our loan portfolio, the movement of a small number of loans to non-performing status can have a significant impact on this ratio. Although management believes that the allowance for loan losses as of December 31, 2014 was adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions worsen beyond what management currently expects.   Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.   For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Financial Condition at December 31, 2014 and December 31, 2013-- Provision for Loan Losses.”

Our origination or purchase of non-residential real estate, multi-family, commercial or construction loans may expose us to increased lending risks.

          Our loan portfolio includes non-residential real estate, multi-family, commercial and construction loans. We intend to continue to underwrite loans of this nature when it is prudent to do so from a business standpoint as long as the loans fall within internal policy limits and enable us to remain in compliance with regulatory guidelines and limits. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of these types of borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to-four family residential mortgage loan.

Fiscal challenges facing the U.S government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.

          Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the recent federal government shutdown and potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In 2011, Standard & Poor’s lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. Additionally, the U.S. government and the governments of other countries took steps to stabilize the financial system, including investing in financial institutions, and implementing programs to improve general economic conditions, but there can be no assurances that these efforts will restore long-term stability and that they will not result in adverse unintended consequences.

FDIC deposit insurance premiums might increase, which will adversely affect our earnings.

          Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums we will be required to pay for FDIC insurance. High levels of bank failures over the past several years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the Deposit Insurance Fund (“DIF”). During 2011, the FDIC modified its calculation for assessing premiums and shifted the responsibility for shoring up the shortfall in the DIF. The decrease in the base assessment rate that occurred in 2011 has decreased our deposit insurance costs from 2011 levels and positively impacted our earnings. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.1 million. During June 2013, our remaining balance of $112,000 was returned. Any future increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

          Short-term market interest rates (which we use as a guide to price our deposits) remain near historically low levels, and longer-term market interest rates (which we use as a guide to price our longer-term loans) have been volatile since rising during the latter part of 2013 from historically low levels. The fact that the market yield curve had minimal movement on short-term market interest rates had a positive impact on our cost of funds. For the year ended December 31, 2014, our interest rate spread was 3.65% compared to 3.38% for the year ended December 31, 2013. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to re-deploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Strong competition within our market area could hurt our profits and slow growth.

  We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2014, we held approximately 7.0% of all bank and thrift deposits in LaSalle County, which was the 6thth largest market share of deposits out of 24 financial institutions (excluding credit unions) in LaSalle County. For Grundy County, we held approximately 1.8% of all bank and thrift deposits which was the 12th largest market share of deposits out of 13 financial institutions (excluding credit unions). Notwithstanding our market share, we face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We may not realize estimated cost savings following the completion of mergers and acquisitions.

The success of the Merger, and of any future mergers and acquisitions, may depend, in part, on our ability to realize the estimated cost savings from combining Twin Oaks and other acquired entities with our existing operations. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated. The cost savings estimates also depend on the ability to combine the business in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect, or if there is an inability to combine successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

Successfully integrating acquired businesses with our operations may be more difficult, costly or time-consuming than expected and may result in a loss of customers.

It is possible that the process of merger integration could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely impact our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger or acquisition. There also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits. Customers may also not readily accept changes to their banking arrangements or other customer relationships after the merger or acquisition, which may adversely impact our results of operations.

Our expansion strategy may negatively impact our earnings.

  We consider our primary market area to consist of LaSalle and Grundy Counties, Illinois. We currently operate three branches with our headquarters located in Ottawa, Illinois. We also have branch locations in Marseilles and Morris, Illinois. We may expand our presence throughout our market area and pursue further expansion through the establishment of one or more branches. The profitability of any expansion policy will depend on whether the income that we generate from the additional branches we may establish will offset the increased expenses resulting from operating new branches. It may take a period of time before any new branches would become profitable, especially in areas in which we do not have an established presence. During this period, operating any new branches would likely have a negative impact on our net income.

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

  As of December 31, 2014, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle and Grundy Counties in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.

The value of our goodwill and other intangible assets may decline in the future.

  As of December 31, 2014, we had $650,000 of goodwill and $839,000 of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Identifiable intangible assets other than goodwill consist of core deposit intangibles and mortgage servicing rights. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.

If the value of real estate in LaSalle and Grundy County, Illinois were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

          With most of our loans concentrated in LaSalle and Grundy County, Illinois, a continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A further decline in property values would further diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, decreases in asset quality have required and may require further additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2014 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

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

          The Federal Reserve Board has adopted an interim final rule which requires Ottawa Savings Bancorp, MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the regulations also require that Ottawa Savings Bancorp, MHC obtain the approval of a majority of the eligible votes of members of the Ottawa Savings Bancorp, MHC (generally Bank depositors and certain former Twin Oaks borrowers) before it can waive dividends.  For a grandfathered company such as Ottawa Savings Bancorp, MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the timing of changes to the interim final rule, if any, the form of the final dividend waiver regulations or the effect of such regulations on Ottawa Savings Bancorp, MHC’s ability to waive dividends.

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

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs that may adversely affect our results of operations.

The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Since its formation, the CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, the CFPB has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan as discussed in the “Supervision and Regulation” section of Item 1. “Business” of this Annual Report on Form 10-K above. The CFPB has also issued guidance which could radically reshape the automotive financing industry by subjecting indirect auto lenders to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect auto lenders monitor and control certain credit policies and procedures undertaken by auto dealers. Compliance with the rules and policies adopted by the CFPB may limit the products we may permissibly offer to some or all of our customers, or limit the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted (including our residential mortgage and indirect auto lending businesses in particular). We may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.

ITEM 1B. UNRESOLVED STAFF COMMENTS

  None.

ITEM 2. PROPERTIES

  The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs. Additionally, the Bank has offices in Marseilles and Morris, Illinois.

The following table sets forth certain information relating to this facility at December 31, 2014.

		Net Book
	Year	Value at			Date of
	Opened/	December	Square	Owned/	Lease
Location	Acquired	31, 2014	Footage	Leased	Expiration
925 LaSalle Street, Ottawa, IL 61350	1958	$6,183,584	21,000	Owned	N/A
125 West Bluff Street, Marseilles IL 61341	2014	$292,000	3,286	Owned	N/A
1508 Creek Drive, Morris IL 60450	2014	$363,000	2,729	Owned	N/A

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2014, the Company had 313 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2014 and 2013. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2014			2013
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$8.90	$8.50	$-	$6.90	$5.55	$-
Second quarter	$9.50	$8.40	$-	$9.00	$6.00	$-
Third quarter	$10.00	$9.00	$-	$9.50	$7.55	$-
Fourth quarter	$10.00	$9.50	$-	$10.00	$8.00	$-

Dividend Policy

The Company paid no cash dividends during 2014 or 2013. On August 18, 2011, the Company announced that the Board of Directors voted to suspend the equity cash dividend on the Company’s common stock in an effort to conserve capital, and that the board intended to reevaluate the payment of a quarterly dividend on a quarter-by-quarter basis. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any future cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state income tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank and ability of the MHC to waive the receipt of dividends paid by the Company to its shareholders. Federal and state law imposes certain limitations on dividends by savings banks and the waiver of receipt of dividends by mutual holding companies. See “Item 1.Business.” and “Item 1A. Risk Factors.”

Issuer Purchases

          There were no shares purchased by the Company during 2014.

ITEM 6. SELECTED FINANCIAL DATA

          The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-2.

	At December 31,
	2014	2013	2012
	(In Thousands, except per share data)
Financial Condition Data:
Total Assets	$221,725	$170,610	$179,046
Loans, net (1)	142,502	110,673	121,995
Securities available for sale	52,772	34,547	28,864
Deposits	182,233	145,769	155,075
Stockholders' Equity	29,708	21,486	21,046
Book Value per common share	$10.26	$10.14	$9.94

(1)     Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.

	Years Ended December 31,
	2014	2013	2011
	(In Thousands, except per share data)
Operations Data:
Total interest and dividend income	$6,557	$6,952	$7,919
Total interest expense	952	1,452	2,170
Net interest income	5,605	5,500	5,750
Provision for loan losses	901	875	1,912
Other income	670	761	642
Other expense	4,222	3,917	3,536
Income tax expense (benefit)	348	540	270
Net income (loss)	$804	$929	$674
Basic earnings (loss) per share	$0.39	$0.45	$0.33
Diluted earnings (loss) per share	$0.38	$0.45	$0.32

	At or for the Years Ended
	December 31,
	2014	2013	2012
Performance Ratios:
Return on average assets	0.49%	0.53%	0.37%
Return on average stockholders' equity	3.62	4.38	3.23
Average stockholders' equity to average assets	13.41	12.06	11.39
Stockholders' equity to total assets at end of period	13.40	12.59	11.75
Net interest rate spread (1)	3.65	3.38	3.36
Net interest margin (2)	3.72	3.45	3.45
Average interest-earning assets to average interest-bearing liabilities	111.18	108.42	107.01
Other expense to average assets	2.55	2.17	1.93
Efficiency ratio (3)	67.29	62.56	55.31
Dividend payout ratio	-	-	-
Regulatory Capital Ratios (Bank):
Tangible capital (to average assets)	11.59	11.32	10.30
Tier 1 core capital (to average assets)	11.59	11.32	10.30
Total risk-based capital (to risk-weighted assets)	20.28	20.79	18.19
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	1.30	1.12	2.52
Allowance for loan losses to gross loans outstanding	1.59	2.52	2.69
Non-performing loans to gross loans	4.15	5.10	5.04
Non-performing assets to total assets (4)	2.86	3.80	4.26
Other Data:
Number of full-service offices	3	1	1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)	Non-performing assets consist of non-performing loans and foreclosed real estate. Non-performing loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

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

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

          The Company's total assets increased $51.1 million, or 30.0%, to $221.7 million at December 31, 2014, from $170.6 million at December 31, 2013 due primarily to the merger with Twin Oaks which was completed at the close of business on December 31, 2014. The merger was accounted for using the acquisition method of accounting. Under this method of accounting, the Bank and Twin Oaks were treated as one company as of December 31, 2014 and the fair value of Twin Oaks’ assets (including intangible assets which arise from either contractual or other legal rights) and liabilities were included on the Company’s consolidated financial statements. The fair value of the shares issued in excess of the fair value of the net assets acquired were recorded as goodwill of approximately $650,000. The goodwill will not be amortized for financial accounting purposes, but instead will be tested for impairment annually. To the extent goodwill is impaired in the future, its carrying value will be written down to its implied fair value and a charge will be made to earnings.

Specifically, total assets increased as a result of an increase in loans of $31.8 million, an increase of $18.2 million in securities available for sale, a $1.2 million increase in goodwill and intangible assets, an increase of $0.9 in time deposits held as investment, an increase of $0.6 million in premises and equipment, an increase of $0.5 million in non-marketable equity securities, an increase of $0.6 million in deferred tax assets and an increase in other assets of $0.7 million. The increases were partially offset by a decrease in cash and cash equivalents of $1.4 million, a decrease of $1.9 million in federal funds sold and a decrease to foreclosed real estate of $0.4 million.

          Cash and cash equivalents decreased $1.4 million, or 21.4%, to $5.2 million at December 31, 2014 from $6.6 million at December 31, 2013, primarily as a result of cash used in financing activities exceeding the cash provided by investing and operating activities.

          Federal funds sold decreased $1.9 million, or 54.2%, to $1.7 million at December 31, 2014 from $3.6 million at December 31, 2013, primarily due to cash needed to fund financing activities.

          Securities available for sale increased $18.2 million, or 52.8%, to $52.8 million at December 31, 2014 from $34.5 million at December 31, 2013. The increase was primarily the result of the $23.8 million of investments acquired in the merger. During 2014, there were purchases of $3.8 million in securities and sales, maturities and paydowns of $9.5 million.

          Loans, net of the allowance for loan losses, increased $31.8 million, or 28.8%, to $142.5 million at December 31, 2014, from $110.7 million at December 31, 2013. The increase in loans, net of the allowance for loan losses, was primarily due to the $29.8 million of loans acquired in the Merger. During 2014, net originations were higher due to more loans being retained in the portfolio rather than being sold. The Company is focusing its lending efforts on customers based primarily in its local market. Additionally, in this low rate environment our customers have been aggressively accelerating principal payments. Loan demand for 2014 stabilized and increased during the latter part of 2014 levels. Rates have begun to rise slightly and the difficult economic conditions that impacted our local market have stabilized and improved as 2014 progressed.

          Foreclosed real estate decreased $0.4 million, or 60.2%, to $0.2 million at December 31, 2014, from $0.6 million at December 31, 2013. The decrease was primarily due to the sale of properties and the reduced level of new foreclosures, compared to 2013 when the Bank still had three properties from a relationship foreclosed on in 2012 that had 19 properties, of which 16 of the properties had been sold as of the end of 2013.

Deferred tax assets increased $0.6 million, or 24.7%, to $3.0 million at December 31, 2014, from $2.4 million at December 31, 2013. The increase was primarily due to the $0.9 million deferred tax asset related to the merger with Twin Oaks on December 31, 2014. Offsetting this increase was a decrease of approximately $0.2 million related to the deferred tax asset for allowance for loan losses and a decrease of approximately $0.2 million related to market value changes on available for sale securities.

Total deposits increased $36.5 million, or 25.0%, to $182.2 million at December 31, 2014, from $145.8 million at December 31, 2013. The increase is primarily due to the $49.6 million of deposits acquired in the merger, partially offset by decreases in certificates of deposit which declined $10.3 million, as management strategically priced our rates to position the Bank for rising rates. Checking accounts and passbook savings also decreased $2.5 million from December 31, 2013 to December 31, 2014 due primarily to customers moving funds into non-bank products as they wait for a better rate environment.

Comparison of Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

          General. Net income for the year ended December 31, 2014 was $0.8 million compared to $0.9 million for the year ended December 31, 2013. Since the Merger occurred at the close of business on December 31, 2014, it had no effect on net income.

          Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$5,734	$6,206	$(472)	(7.61)%
Securities:
Mortgage-backed and related securities	527	469	58	12.37
State and municipal securities	287	266	21	7.89
Non-marketable equity securities	7	6	1	16.67
Interest-bearing deposits	3	5	(2)	(40.00)
Total interest and dividend income	6,558	6,952	(394)	(5.67)
Interest expense:
Deposits	952	1,452	(500)	(34.44)
Borrowings	1	-	1	100%
Total interest expense	953	1,452	(499)	(34.37)
Net interest income	$5,605	$5,500	$105	1.91%

          Net interest income increased $0.1 million, or 1.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Interest and dividend income decreased due to the yield on interest earning assets decreasing from 4.37% to 4.36% and average interest earning assets declining by $8.7 million. The decline in the loan portfolio contributed to a significant portion of the change in average interest earning assets. The yield on the loan portfolio continued to decline as the low rate environment continued during 2014. This decline in interest income was offset by a $0.5 million or 34.4% reduction in interest expense. The cost of funds declined 29 basis points or 29.3% in 2014 due to the low rate environment. Additionally, the average balance of interest bearing liabilities declined by $11.5 million or 7.8%.

  .

          Provision for Loan Losses. Management recorded a loss provision of $0.9 million for the year ended December 31, 2014, compared to $0.9 million for the year ended December 31, 2013. The provision level is dictated based on allowance for loan losses activity, including charge-offs and recoveries. Managements’ assessment of risk in the portfolio is reflected in the historical loss rate qualitative factors adjustments, as discussed on page 14. Based on a review of the loans that were in the loan portfolio at December 31, 2014, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

          Other Income. The following table summarizes other income for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$42	$-	$42	100.00%
Gain on sale of loans	56	66	(10)	(15.15)
Gain on sale of OREO	84	102	(18)	(17.65)
Gain on sale of repossessed assets	17	-	17	100.00
Customer service fees	304	299	5	1.67
Income on bank owned life insurance	52	9	43	477.78
Other	115	285	(170)	(59.65)
Total other income	$670	$761	$(91)	(11.96)%

  The decrease in other income was primarily a result of a decrease in other income of $0.17 million which included the $0.1 million recovery in 2013 of fraud losses on consumer loans related to frauds which occurred and were expensed during 2011 and 2012, recording of the 2013 TIF reimbursement, and rental income on OREO properties. During 2014, the Company sold 10 of its OREO properties at gross gains totaling approximately $0.08 million whereas the Company sold 11 of its OREO properties during 2013 for gross gains of $0.1 million. Additionally the gain on sale of loans decreased as a result of fewer loan originations and sales of loans during 2014 as compared to 2013. These decreases were offset by an increases in the gain on sale of securities, income on bank owned life insurance, and customer service fees. The increase in income from the gain on sale of securities is the result of the sale of six securities with gross gains of $0.04 million during 2014, whereas there were no security sales during 2013.

         Other Expenses. The following table summarizes other expenses for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,854	$1,629	$225	13.81%
Directors fees	101	101	-	-
Occupancy	507	455	52	11.43
Deposit insurance premium	136	189	(53)	(28.04)
Legal and professional services	542	274	268	97.81
Data processing	328	290	38	13.10
Loss on sale of securities	17	-	17	100.00
Valuation adjustments and expenses on foreclosed real estate	55	335	(280)	(83.58)
Loss on sale of OREO	26	106	(80)	75.47
Loss on sale of repossessed assets	3	8	(5)	(62.50)
Other	653	530	123	23.21
Total other expenses	$4,222	$3,917	$305	7.79%
Efficiency ratio (1)	67.29%	62.56%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to increases in legal and professional services and increases in other miscellaneous expenses related to the Merger. The increase also included increases in salaries and employee benefits, resulting from additional staff (IT Manager and Mortgage Loan Staff) and annual merit increases, and increases in occupancy expense. The increases were partially offset by a decrease in valuation adjustments and expenses on foreclosed real estate and a decrease in deposit insurance premiums. Valuation adjustments and expenses on foreclosed real estate were lower due to the significantly reduced number of OREO properties held during the third quarter of 2014 as compared to the third quarter of 2013. The decrease in deposit insurance premiums is primarily due to the decrease in deposit balances. The efficiency ratio decreased due to increased other expenses for the current period

          Income Taxes. The Company recorded an income tax expense of $0.3 million for the year ended December 31, 2014, compared to $0.5 million for the year ended December 31, 2013. The effective tax rates for the years ended December 31, 2014 and 2013 were 30.2% and 36.8%, respectively. The decrease in 2014 is primarily due to higher tax-exempt interest and other income.

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

	Year Ended December 31,
	2014			2013			2012
	(Dollars in Thousands)
			AVERAGE			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
ASSETS
Interest-earning assets
Securities, net (1)	$33,611	$814	2.42%	$33,450	$735	2.20%	$32,457	$882	2.72%
Loans receivable, net (2)	111,311	5,734	5.15%	115,587	6,206	5.37%	125,478	7,028	5.60%
Non-marketable equity securities	1,235	7	0.57%	1,267	6	0.47%	1,689	5	0.30%
Other investments	4,362	3	0.07%	8,916	5	0.06%	6,977	4	0.06%
Total interest-earning assets	150,519	$6,558	4.36%	159,220	$6,952	4.37%	166,601	$7,919	4.75%
Non-interest-earning assets	15,111			16,467			16,577
TOTAL ASSETS	$165,630			$175,687			$183,178

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$19,627	$46	0.23%	$20,837	$51	0.24%	$20,369	$85	0.42%
Savings accounts	18,206	13	0.07%	16,642	14	0.08%	15,026	20	0.13%
Certificates of Deposit accounts	82,056	886	1.08%	95,916	1,381	1.44%	107,805	2,055	1.91%
Checking accounts	14,982	7	0.05%	13,465	6	0.04%	12,493	10	0.08%
Advances and borrowed funds	510	1	0.20%	-	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	135,381	953	0.70%	146,860	1,452	0.99%	155,693	2,170	1.39%
Non-interest-bearing liabilities	8,031			7,638			6,612
TOTAL LIABILITIES	143,412			154,498			162,305
EQUITY	22,218			21,189			20,873
TOTAL LIABILITIES AND EQUITY	$165,630			$175,687			$183,178
NET INTEREST INCOME		$5,605			$5,500			$5,749
NET INTEREST RATE SPREAD (3)			3.65%			3.38%			3.36%
NET INTEREST MARGIN (4)			3.72%			3.45%			3.45%
RATIO OF AVERAGE INTEREST EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			111.18%			108.42%			107.01%

(1)	Includes unamortized discounts and premiums.
(2)

Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $149,000, $135,000, and $189,000 for 2014, 2013, and 2012, respectively.

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

	Year Ended December 31,
	2014 COMPARED TO 2013			2013 COMPARED TO 2012
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$4	$75	$79	$22	$(169)	$(147)
Loans receivable, net	(221)	(251)	(472)	(531)	(291)	(822)
Non-marketable equity securities	-	1	1	(2)	3	1
Other investments	(3)	1	(2)	1	-	1
Total interest-earning assets	$(220)	$(174)	$(394)	$(510)	$(457)	$(967)

Interest expense on
Money Market accounts	$(3)	$(2)	$(5)	$1	$(35)	$(34)
Passbook savings accounts	1	(2)	(1)	1	(7)	(6)
Certificates of Deposit accounts	(149)	(345)	(494)	(171)	(503)	(674)
Checking accounts	1	-	1	-	(4)	(4)
Total interest-bearing liabilities	(150)	(349)	(499)	(169)	(549)	(718)
Change in net interest income	$(70)	$175	$105	$(341)	$92	$(249)

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

We have sought to manage our interest rate risk in order to limit the exposure of our earnings and capital to changes in interest rates. In an attempt to accomplish this, we offer a variety of loan products, some of which are based on the prime rate and some loan products that adjust on one- to-five year intervals, based on various indices including the prime rate and U.S. Treasury securities. To shorten asset duration, we purchase auto loans, which are usually four to five years in length, as well as balance our investment purchases to ensure extension risk is minimized. In addition, we have attempted to lengthen the maturities of our deposit accounts by offering proportionately higher interest rates for longer terms, 3-5 year certificate accounts and by increasing our core deposits, in which the overall balances are generally less volatile to interest rate fluctuations than certificate accounts.

For additional information on our risk management strategy, see the sections entitled, “Item 1. Business – Delinquent Loans,” “Item 1. Business – Nonperforming Assets,” “Item 1. Business Ratios,” and “Item 1. Business - Allowance for Loan Losses.”

          Net Portfolio Value. The net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. For periods subsequent to December 31, 2011, institutions are responsible for valuing their own portfolios, or arranging to obtain the required information from a third-party provider. The model utilized by the Company’s third-party provider utilizes a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases by 100 to 300 basis points, or decreases by 100 basis points instantaneously. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, as of the periods indicated, net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

	Year Ended December 31, 2014
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+300	$27,257	$(6,137)	-18.38%	13.60%	(133)
+200	29,532	(3,862)	-11.56%	14.21%	(72)
+100	31,920	(1,474)	-4.41%	14.79%	(14)
0	33,394	-	-	14.93%	-
-100	35,033	1,639	4.91%	15.27%	34

	Year Ended December 31, 2013
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In
Interest Rates	Estimated	Amount	Percent Of	NPV	Change In
(Basis Points)	NPV	Of Change	Change	Ratio	Basis Points
	(Dollars In Thousands)
+300	$14,254	$(9,010)	-38.73%	9.18%	(431)
+200	17,036	(6,228)	-26.77%	10.60%	(289)
+100	20,341	(2,923)	-12.56%	12.20%	(129)
0	23,264	-	-	13.49%	-
-100	25,797	2,533	10.89%	14.60%	111

  The table above indicates that at December 31, 2014, in the event of a 100 basis point increase in interest rates, we would experience a decrease of approximately 4.4% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 11.6% in net portfolio value. For a 300 basis point increase in interest rates, we would experience a decrease value of approximately 18.4% in net portfolio value.

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

Liquidity and Capital Resources

          We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 4.15% for the year ended December 31, 2014 compared to 7.2% for the year ended December 31, 2013. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination and purchase of one-to-four family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2014 and 2013, our loan originations totaled $16.4 million and $16.7 million, respectively. For both of the years ended December 31, 2014 and 2013, we purchased loans totaling $4.0 million. For the years ended December 31, 2014 and 2013, we received $3.1 million and $5.4 million, respectively, from the sale of loans, resulting in gains of $56,000 and $66,000, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $9.5 million and $7.1 million for the years ended December 31, 2014 and 2013 respectively. We purchased $3.8 million and $14.1 million in securities for the years ended December 31, 2014 and 2013, respectively. For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Excluding the impact of the acquired deposits in 2014, deposits decreased $13.1 million for the year ended December 31, 2014 and decreased $9.3 million for the year ended December 31, 2013. For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business-Deposit Activities and Other Sources of Funds.”

          Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances and with Bankers Bank of Wisconsin to purchase Federal Funds. As a member of the FHLBC, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $57.2 million and $50.4 million from the FHLBC as of December 31, 2014 and 2013, respectively. In addition, as of December 31, 2014, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were $5.5 million and $0 million of Federal Home Loan Bank advances at December 31, 2014 and 2013 and no Federal Funds purchased outstanding at December 31, 2014 and 2013.

At December 31, 2014 we had outstanding commitments to originate loans of $1.6 million, unfunded commitments under lines of credit of $10.2 million, unfunded commitments on construction loans of $0.8 million, and $18,000 of unfunded standby letters of credit. At December 31, 2014, certificates of deposit scheduled to mature in less than one year totaled $43.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

         The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from Ottawa Savings Bank.  The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board, but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2014, the Company had liquid assets of $328,000.

Off-Balance Sheet Arrangements and Contractual Obligations

          For the year ended December 31, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect in its financial condition, results of operations or cash-flows.

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

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in ASU 2014-14 require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014. The Company does not expect the adoption of this update to have a significant impact on its financial position, results of operation or cash flows.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to page 47 of this Annual Report on Form 10-K.

(c)	Changes to Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2015 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Directors’ Compensation,” and “Executive Compensation” and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Securities Authorized for Issuance under Equity Compensation Plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in column a) (c)
Equity Compensation Plans Approved by Stockholders	92,667	10.46	-
Equity Compensation Plans not Approved by Stockholders	-	-	-
Total	92,667	10.46	-

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

2.1

Agreement and Plan of Merger, dated as of June 30, 2014, by and among Ottawa Savings Bancorp MHC, Ottawa Savings Bancorp, Inc., Ottawa Savings Bank FSB and Twin Oaks Savings Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, No. 000-51367, filed on July 1, 2014).

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

4.1

Form of Stock Certificate of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 4.1, to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1

Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Jon L. Kranov (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)*

10.2

Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Saving Bancorp, Inc. and Philip B. Devermann (incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)*

10.3

Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)*

10.4

Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)*

10.5	Ottawa Savings Bank Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)*

10.6

Amendment to Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)*

10.7

Salary Continuation Agreement between Ottawa Savings Bank and Jon L. Kranov, as amended. (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K, No.000-51367, filed on March 30, 2009)*

10.8	Ottawa Savings Bank Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, No. 000-51367, filed on November 4, 2014)*

11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Company’s 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2007)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company’s 2005 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2006)

23.1	Consent of McGladrey LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

 * Indicates management contracts, compensatory plans or arrangements

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

          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control – Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Financial Statements

12.31.14

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm on the Supplementary Information	F-51

Supplementary Information

Consolidating balance sheet information	F-52
Consolidating statement of operations information	F-53

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ottawa Savings Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ottawa Savings Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY LLP

Chicago, Illinois

March 30, 2015

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Cash and due from banks	$2,053,117	$2,174,979
Interest bearing deposits	3,140,118	4,430,861
Total cash and cash equivalents	5,193,235	6,605,840
Time deposits	854,861	-
Federal funds sold	1,662,000	3,630,000
Securities available for sale	52,772,108	34,547,080
Non-marketable equity securities	1,780,674	1,233,536
Loans, net of allowance for loan losses of $2,314,607 and $2,910,580 at December 31, 2014 and 2013, respectively	142,501,513	110,672,618
Premises and equipment, net	7,040,228	6,451,409
Accrued interest receivable	881,612	652,693
Foreclosed real estate	232,650	584,786
Deferred tax assets	3,055,068	2,450,072
Cash value of life insurance	2,148,043	2,096,181
Goodwill	649,869	-
Core deposit intangible	567,000	-
Other assets	2,386,030	1,686,107
Total assets	$221,724,891	$170,610,322
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$8,198,356	$5,219,028
Interest bearing	174,034,663	140,549,623
Total deposits	182,233,019	145,768,651
Accrued interest payable	369	582
FHLB advances	5,483,036	-
Other liabilities	3,876,053	3,035,707
Total liabilities	191,592,477	148,804,940
Commitments and contingencies
Redeemable common stock held by ESOP plan	424,730	319,090
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,001,055 and 2,224,911 shares issued at December 31, 2014 and 2013, respectively	30,010	22,249
Additional paid-in-capital	15,830,623	8,706,921
Retained earnings	15,423,412	14,619,095
Unallocated ESOP shares	(254,380)	(305,256)
Unearned management recognition plan shares	(12,388)	(21,024)
Accumulated other comprehensive income (loss)	327,255	(4,485)
	31,344,532	23,017,500
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(424,730)	(319,090)
Total stockholders' equity	29,707,684	21,486,292
Total liabilities and stockholders' equity	$221,724,891	$170,610,322

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2014 and 2013

	2014	2013
Interest and dividend income:
Interest and fees on loans	$5,734,079	$6,205,611
Securities:
Residential mortgage-backed and related securities	526,915	469,265
State and municipal securities	286,878	266,135
Dividends on non-marketable equity securities	6,590	5,751
Interest-bearing deposits	2,624	5,460
Total interest and dividend income	6,557,086	6,952,222
Interest expense:
Deposits	951,320	1,451,959
Borrowings	1,259	-
Total interest expense	952,579	1,451,959
Net interest income	5,604,507	5,500,263
Provision for loan losses	901,000	875,000
Net interest income after provision for loan losses	4,703,507	4,625,263
Other income:
Gain on sale of securities	42,054	-
Gain on sale of loans	55,837	66,229
Gain on sale of OREO	84,208	102,089
Gain on sale of repossessed assets	17,379	-
Customer service fees	304,117	299,148
Income on bank owned life insurance	51,862	8,745
Other	115,108	285,044
Total other income	670,565	761,255
Other expenses:
Salaries and employee benefits	1,853,740	1,629,301
Directors fees	100,800	100,800
Occupancy	506,778	454,966
Deposit insurance premium	136,379	189,111
Legal and professional services	541,860	274,506
Data processing	328,097	289,599
Loss on sale of securities	17,234	-
Valuation adjustments and expenses on foreclosed real estate	55,119	335,208
Loss on sale of OREO	26,228	106,412
Loss on sale of repossessed assets	2,920	7,513
Other	653,321	529,982
Total other expenses	4,222,476	3,917,398
Income before income tax expense	1,151,596	1,469,120
Income tax expense	347,279	539,992
Net income	$804,317	$929,128
Basic earnings per share	$0.39	$0.45
Diluted earnings per share	$0.38	$0.45

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014 and 2013

	2014	2013
Net income	$804,317	$929,128
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	566,503	(716,726)
Reclassification adjustment for (gains) included in net income	(24,820)	-
Other comprehensive income (loss), before tax	541,683	(716,726)
Income tax expense (benefit) related to items of other comprehensive income (loss)	209,943	(243,687)
Other comprehensive income (loss), net of tax	331,740	(473,039)
Comprehensive income	$1,136,057	$456,089

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2014 and 2013

								Maximum
						Accumulated		Cash Obligation
		Additional		Unallocated	Unearned	Other		Related to
	Common	Paid-in	Retained	ESOP	MRP	Comprehensive	Treasury	ESOP
	Stock	Capital	Earnings	Shares	Shares	Income (Loss)	Stock	Shares	Total
Balance, December 31, 2012	$22,249	$8,705,547	$13,689,967	$(356,132)	$(33,977)	$468,554	$(1,212,118)	$(237,712)	$21,046,378
Net income	-	-	929,128	-	-	-	-	-	929,128
Other comprehensive loss	-	-	-	-	-	(473,039)	-	-	(473,039)
Allocation of 5,087 ESOP shares	-	(13,077)	-	50,876	-	-	-	-	37,799
Compensation expense on MRP awards granted	-	-	-	-	12,953	-	-	-	12,953
Compensation expense on RRP options granted	-	14,451	-	-	-	-	-	-	14,451
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	(81,378)	(81,378)
Balance, December 31, 2013	22,249	8,706,921	14,619,095	(305,256)	(21,024)	(4,485)	(1,212,118)	(319,090)	21,486,292
Net income	-	-	804,317	-	-	-	-	-	804,317
Other comprehensive income	-	-	-	-	-	331,740	-	-	331,740
Allocation of 5,088 ESOP shares	-	(3,943)	-	50,876	-	-	-	-	46,933
Compensation expense on MRP awards granted	-	-	-	-	8,636	-	-	-	8,636
Compensation expense on RRP options granted	-	10,406	-	-	-	-	-	-	10,406
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	(105,640)	(105,640)
Issuance of 776,144 shares of common stock to Ottawa Savings Bancorp, MHC	7,761	7,117,239	-	-	-	-	-	-	7,125,000
Balance, December 31, 2014	$30,010	$15,830,623	$15,423,412	$(254,380)	$(12,388)	$327,255	$(1,212,118)	$(424,730)	$29,707,684

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities
Net income	$804,317	$929,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184,160	186,957
Provision for loan losses	901,000	875,000
Provision for deferred income taxes	54,247	37,278
Net amortization of premiums and discounts on securities	523,021	595,741
Gain on sale of securities, net	(24,820)	-
Origination of mortgage loans held for sale	(3,056,550)	(5,152,718)
Proceeds from sale of mortgage loans held for sale	3,112,387	5,390,042
Gain on sale of loans, net	(55,837)	(66,229)
Origination and purchase of mortgage servicing rights, net of amortization	(5,499)	(5,157)
Proceeds from sale of non-mortgage loans held for sale	-	268,634
(Gain) loss on sale of foreclosed real estate, net	(57,980)	4,323
Write down of foreclosed real estate	-	161,284
(Gain) loss on sale of repossessed assets, net	(14,459)	7,513
ESOP compensation expense	46,933	37,799
MRP compensation expense	8,636	12,953
Compensation expense on RRP options granted	10,406	14,451
Increase in cash surrender value of life insurance	(51,862)	(8,745)
Change in assets and liabilities:
Decrease in prepaid FDIC insurance premiums	-	163,999
Decrease in accrued interest receivable	15,053	43,945
Increase in other assets	(353,490)	(230,109)
Decrease in income tax refunds receivable	-	166,590
Increase in accrued interest payable and other liabilities	158,358	348,863
Net cash provided by operating activities	2,198,021	3,781,542
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,809,868)	(14,099,651)
Sales, maturities and paydowns	9,484,995	7,103,707
Securities held to maturity:
Paydowns	-	12
Sale of non-marketable equity securities	-	100,900
Purchase of bank-owned life insurance	-	(500,000)
Net (increase) decrease in loans	(3,172,110)	9,578,957
Net decrease (increase) in federal funds sold	2,408,000	(1,964,000)
Cash received in bank acquisition	2,031,791	-
Proceeds from sale of foreclosed real estate	539,391	1,093,963
Proceeds from sale of repossessed assets	67,120	36,987
Purchase of premises and equipment	(13,915)	(8,572)
Net cash provided by investing activities	7,535,404	1,342,303
Cash Flows from Financing Activities
Net decrease in deposits	(13,146,030)	(9,305,994)
Proceeds from Federal Home Loan Bank advances	4,000,000	-
Repayment of Federal Home Loan Bank advances	(2,000,000)	-
Net cash used in financing activities	(11,146,030)	(9,305,994)
Net decrease increase in cash and cash equivalents	(1,412,605)	(4,182,149)
Cash and cash equivalents:
Beginning	6,605,840	10,787,989
Ending	$5,193,235	$6,605,840

(Continued)

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2014 and 2013

	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$951,533	$1,452,183
Interest paid on borrowings	1,259	-
Income taxes paid	336,000	295,217
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	485,475	599,642
Other assets acquired in settlement of loans	108,850	52,500
Sale of foreclosed real estate through loan origination	356,200	52,500
Transfer of non-mortgage loans to held for sale	-	268,634
Increase in ESOP put option liability	105,640	81,378

	2014	2013
Assets acquired in bank acquisition
Total cash and cash equivalents	$2,031,791	$-
Time deposits	854,861	-
Federal funds sold	440,000	-
Securities available for sale	23,856,673	-
Non-marketable equity securities	547,138	-
Loans	29,795,910	-
Premises and equipment, net	759,064	-
Accrued interest receivable	243,972	-
Deferred tax assets	869,186	-
Goodwill	649,869	-
Core deposit intangible	567,000	-
Other assets	284,745	-
Total assets acquired	$60,900,209	$-
Liabilities assumed in bank acquisition
Deposits	$49,610,398	$-
Accrued interest payable	51	-
FHLB Advances	3,483,036	-
Other liabilities	681,724	-
Total liabilities assumed	$53,775,209	$-

Common stock issued for bank acquisition	$7,125,000	$-

See Accompanying Notes to Consolidated Financial Statements.

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

On December 31, 2014, the Company completed a merger with Twin Oaks Savings Bank (“Twin Oaks”), whereby Twin Oaks was merged with and into the Bank, with the Bank as the surviving institution (See Note 2 for additional information). As part of the merger agreement, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of December 31, 2014, Ottawa Savings Bancorp MHC holds 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

Nature of business

The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in providing a variety of financial services to individual and corporate customers in the Ottawa, Marseilles, and Morris, Illinois areas, which are primarily agricultural areas consisting of several rural communities with small to medium sized businesses. The Bank’s primary source of revenue is interest and fees related to single-family residential loans to middle-income individuals.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the fair value of securities available for sale, the determination of the allowance for loan losses, valuation of deferred income taxes, the determination of the liability for postretirement benefits and the fair value measurement for the assets and liabilities.

Concentration of credit risk

Most of the Bank’s business activity is with customers within the Ottawa, Marseilles, and Morris areas. The Bank does not have any significant concentrations to any one industry or customer.

Note 1.     Summary of Significant Accounting Policies (Continued)

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

 Time deposits

            Time deposits held at other financial institutions are carried at cost and include any time deposits with an original maturity of greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on time deposits.

Investment securities

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

Note 1.     Summary of Significant Accounting Policies (Continued)

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

            For all classes of loans receivable, loans are placed on nonaccrual status when the loan has become over 90 days past due (unless the loan is well secured and in the process of collection).

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

Note 1.     Summary of Significant Accounting Policies (Continued)

Due to changing economic conditions which resulted in reduced charge-offs through June 30, 2013, management evaluated and changed the historical loss period used in the allowance for loan losses calculation from using the most recent eight quarters of loss history to calculate historical loss rates to twelve quarters of loss history. The weighting applied to the quarters had been graduated, with heavier weightings applied to the most recent quarters of loss history. Going forward the weighting applied to the quarters is still graduated, with heavier weightings applied to the most recent quarters of loss history; however, the weighting applied has a lesser graduation than the previous methodology. Management evaluated the impact of the change in methodology by calculating the allowance for loan losses using both the old methodology and the new methodology at June 30, 2013, and determined that the change in methodology did not have a material impact on the allowance for loan losses as of June 30, 2013.

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

A discussion of the risk characteristics and the allowance for estimated losses on loans, by each portfolio segment, follows:

For commercial loans, the Company focuses on small and mid-sized businesses that have annual revenues below $5,000,000 with primary operations as wholesalers, manufacturers, building contractors, business services companies, and retailers. The Company provides a wide range of commercial loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. The Company also originates commercial loans through Bankers Health Group (BHG). BHG specializes in loans to healthcare professionals of all specialties throughout the United States. The loans for BHG are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house. Approval is generally based on the following factors:

•	Ability and stability of current management of the borrower;
•	Stable earnings with positive financial trends:

Note 1.     Summary of Significant Accounting Policies (Continued)

•	Sufficient cash flow to support debt repayment;
•	Earnings projections based on reasonable assumptions;
•	Financial strength of the industry and business; and
•	Value and marketability of collateral.

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

Note 1.     Summary of Significant Accounting Policies (Continued)

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

Loans Acquired in a Transfer

The loans acquired in the Twin Oaks merger (see Note 2) were recorded at fair value as of the acquisition date and no separate valuation allowance was established. Management engaged the services of an independent valuation specialist to determine the fair values based on expected cash flows discounted at appropriate rates.

FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date. Based on this evaluation, the Company determined that the loans acquired from the Twin Oaks merger subject to ASC Topic 310-30 would be accounted for individually.

The Company considered expected prepayments and estimated the total expected cash flows, which included undiscounted expected principal and interest. The excess of that amount over the fair value of the loan is referred to as accreteble yield. Accretable yield is recognized an interest income on a constant yield basis over the expected life of the loan. The excess of the contractual cash flows over expected cash flows is referred to as nonaccretable difference and is not accreted into income. Over the life of the loan, the Company continues to estimate expected cash flows. Subsequent decreases in expected cash flows are recognized as impairments in the current period through the allowance for loan losses. Subsequent increases in cash flows to be collected are first used to reverse any existing valuation allowance and any remaining increases are recognized prospectively through an adjustment of the loan’s yield over its remaining life.

FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, was applied to loans not considered to have deteriorated credit quality at acquisition. Under ASC Topic 310-20, the difference between the loan’s principal balance at the time of purchase and the fair value is recognized as an adjustment of yield over the life of the loan.

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

Note 1.     Summary of Significant Accounting Policies (Continued)

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has no uncertain tax positions for which a liability has been recorded. The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2010 and the years prior.

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

Stock-based compensation

The Company recognizes compensation cost for all stock-based awards based on the estimated grant date fair value. The fair value of stock options are estimated using a Black-Scholes option pricing model and amortized to expense over the option’s vesting periods, as more fully disclosed in Note 12.

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

Fair value measurements

In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is not adjusted for transaction costs. This guidance also establishes a framework for measuring fair value and expands disclosure of fair value measurements. See Note 16 for additional information.

Note 1.     Summary of Significant Accounting Policies (Continued)

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. On December 31, 2014, the Company completed a merger (see Note 2), which resulted in the recognition of goodwill of approximately $650,000. Goodwill acquired in a purchase business combination is not amortized, but tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill test should be performed. The Company has selected December 31 as the date to perform the annual impairment test in future years.

Core deposit intangible

The core deposit intangible represents the value of acquired customer relationships resulting from the Company’s December 31, 2014 merger (see Note 2) with Twin Oaks. The core deposit intangible will be amortized using the double declining balance method over an estimated useful life of 9.8 years. The Company will periodically review the status of the core deposit intangible for any events or circumstances which may change the recoverability of the underlying basis.

Estimated future amortization expense on core deposit intangible is shown in the table below:

Year Ending December 31,	Amount

2015	$115,000
2016	92,000
2017	73,000
2018	58,000
2019	46,000
Thereafter	183,000
567,000

Note 1.     Summary of Significant Accounting Policies (Continued)

Earnings per share

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares and vested Management Recognition Plan (“MRP”) shares. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards. See Note 12 for additional information on the MRP and RRP plans.

	Years ended December 31,
	2014	2013
Net income available to common stockholders	$804,317	$929,128
Basic potential common shares:
Weighted average shares outstanding	2,120,105	2,117,979
Weighted average unallocated ESOP shares	(28,169)	(33,256)
Weighted average unvested MRP shares	(4,389)	(6,488)
Basic weighted average shares outstanding	2,087,547	2,078,235
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	3,659	5,093
Weighted average RRP options outstanding *	-	-
Dilutive weighted average shares outstanding	2,091,206	2,083,328
Basic earnings per share	$0.39	$0.45
Diluted earnings per share	$0.38	$0.45

*The effect of share options for both 2014 and 2013 were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Segment reporting

The Company views the Bank as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. The Company approaches the Bank as one business enterprise which operates in a single economic environment since the products and services, types of customers and regulatory environment all have similar characteristics.

Reclassification

Some items in the prior year financial statements were reclassified to conform to the current presentation with no impact on previously reported net income or stockholders' equity.

Recent accounting pronouncements

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

Note 1.     Summary of Significant Accounting Policies (Continued)

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

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in ASU 2014-14 require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014. The Company does not expect the adoption of this update to have a significant impact on its financial position, results of operation or cash flows.

Note 2.     Acquisition

On December 31, 2014, the Company completed its previously announced merger with Twin Oaks. Pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of June 30, 2014, Twin Oaks merged with and into the Bank. As part of the transaction, the Company issued 776,144 shares of its common stock to the Ottawa Savings Bancorp, MHC, based on a $9.18 per share stock valuation of the Company’s stock, as determined by an independent appraisal based primarily on the price to book value valuation method and to a lesser extent the price to earnings valuation method, and a market value determined by an independent appraiser of Twin Oaks of $7.125 million. As a result of the issuance of 776,144 shares in connection with the merger, the Ottawa Savings Bancorp, MHC’s ownership interest in the Company increased from 57.8% to 69.1%.

The Merger is accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed were recognized at fair value on the date the transaction was completed. Under this method of accounting, the Bank and Twin Oaks are treated as one company from the merger date forward, and we have recorded the fair value of Twin Oaks’ assets (including intangible assets which arise from either contractual or other legal rights) and liabilities on our consolidated financial statements. Since the merger was completed at the close of business on December 31, 2014, there was no effect on the consolidated statement of operations for the year ending December 31, 2014.

Note 2.     Acquisition (Continued)

The following table summarizes the fair value of the acquired assets and liabilities as of December 31, 2014:

2014
Assets
Total cash and cash equivalents	$2,031,791
Time deposits	854,861
Federal funds sold	440,000
Securities available for sale	23,856,673
Non-marketable equity securities	547,138
Loans	29,795,910
Premises and equipment	759,064
Accrued interest receivable	243,972
Deferred tax assets	869,186
Goodwill	649,869
Core deposit intangible	567,000
Other assets	284,745
Total assets acquired	$60,900,209
Liabilities
Deposits	$49,610,398
Accrued interest payable	51
FHLB Advances	3,483,036
Other liabilities	681,724
Total liabilities assumed	$53,775,209

$7,125,000

Total acquisition related costs included in other noninterest expenses in the consolidated statement of operations for the year ended December 31, 2014 were approximately $395,000.

Based on the acquisition date fair values of the assets acquired and the fair values of the assumed liabilities, the Company recorded goodwill of $649,869, none of which is expected to be tax deductible. The goodwill resulting from the acquisition primarily consists of the economies of scale expected from combining operations.

Total loans acquired in the acquisition were recorded at a fair value of $29,795,910 and had a contractual amount due of $31,831,910 as of the acquisition date which was December 31, 2014. FASB ASC 310-20, Nonrefundable Fees and Other Costs, specifies the approach that needs to be used when the Bank expects to receive all of the contractual principal and interest payments due under an individual loan. Loans not considered to have deteriorated credit quality at the acquisition date had a contractual balance due of approximately $28,638,000 and an estimated fair value of approximately $28,472,000. The loan discount recorded at the date of the acquisition consisted of an accretable yield component of approximately $407,000 and an accretable credit component of approximately $(573,000), for a net fair value adjustment of approximately $(166,000).

Note 2.     Acquisition (Continued)

Loans acquired with deteriorated credit quality and accounted for under FASB ASC Topic 310-30 as of the acquisition date had a contractual balance due of approximately $3,194,000 and an estimated fair value of approximately $1,324,000. The estimate of the contractual cash flows not expected to be collected due to credit quality was approximately $1,870,000 which consists of an accretable discount of $(362,000) and non-accretable discount of $(1,508,000).

Supplemental Pro Forma Results

The following schedule includes pro forma unaudited results for the periods ended December 31, 2014 and 2013, as if the acquisition had occurred as of January 1, 2013. The pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

	2014	2013
	(Unaudited)	(Unaudited)
	(Dollar amounts in thousands)

Net interest income	$7,521	$7,322
Total other income	943	852
Total revenue	8,464	8,174

Net income	$139	$885

Net pro forma adjustments of $33,000, which reflect the net effect of purchase accounting adjustments amortized over the appropriate time frames, were added to net income for both periods presented.

Note 3.     Restrictions on Cash and Amounts Due from Banks

At December 31, 2014 and 2013, the Bank was not required to maintain a minimum average balance on hand with the Federal Reserve Bank.

Note 4.      Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014:
Available for Sale
State and municipal securities	$19,997,846	$261,791	$34,445	$20,225,192
Residential mortgage-backed securities	32,239,374	357,715	50,173	32,546,916
	$52,237,220	$619,506	$84,618	$52,772,108
December 31, 2013:
Available for Sale
State and municipal securities	$8,676,586	$80,152	$312,219	$8,444,519
Residential mortgage-backed securities	25,877,289	369,098	143,826	26,102,561
	$34,553,875	$449,250	$456,045	$34,547,080

Note 4. Investment Securities (Continued)

At December 31, 2014 and 2013, securities with a carrying value of approximately $0 and $300,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value at December 31, 2014, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$200,100	$200,100
Due after three months through one year	244,176	244,176
Due after one year through five years	937,251	956,350
Due after five years through ten years	7,379,056	7,515,771
Due after ten years	11,237,263	11,308,795
Residential mortgage-backed securities	32,239,374	32,546,916
	$52,237,220	$52,772,108

There were proceeds of $3.5 million from the sale of securities during 2014, resulting in gross realized gains of $42,054 and gross realized losses of $17,234, for a net realized gain of $24,820. The tax provision applicable to this realized gain amounted to $9,635. There were no proceeds from the sales of securities during 2013.

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
Securities Available for Sale
State and municipal securities	$408,165	$93	$701,492	$34,352	$1,109,657	$34,445
Residential mortgage-backed securities	2,449,087	21,546	3,468,577	28,627	5,917,664	50,173
	$2,857,252	$21,639	$4,170,069	$62,979	$7,027,321	$84,618

December 31, 2013
Securities Available for Sale
State and municipal securities	$4,937,528	$288,364	$258,573	$23,855	$5,196,101	$312,219
Residential mortgage-backed securities	9,832,934	122,774	994,240	21,052	10,827,174	143,826
	$14,770,462	$411,138	$1,252,813	$44,907	$16,023,275	$456,045

Note 4.      Investment Securities (Continued)

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

At December 31, 2014, 12 securities had unrealized losses with aggregate depreciation of 1.19% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2014.

Note 5.     Loans and Allowance for Credit Losses

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	December 31,	December 31,
	2014	2013
Mortgage loans:
One-to-four family residential loans	$98,144,990	$77,406,656
Multi-family residential loans	3,111,650	2,744,963
Total mortgage loans	101,256,640	80,151,619

Other loans:
Non-residential real estate loans	20,928,085	17,016,805
Commercial loans	12,242,145	7,860,312
Consumer direct	1,724,700	392,273
Purchased auto	8,664,550	8,162,189
Total other loans	43,559,480	33,431,579
Gross loans	144,816,120	113,583,198
Less: Allowance for loan losses	(2,314,607)	(2,910,580)
Loans, net	$142,501,513	$110,672,618

Note 5.     Loans and Allowance for Credit Losses (Continued)

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger described in Note 2, which are included in the loan categories above as of December 31, 2014:

2014
Mortgage loans:
One-to-four family residential loans	$23,667,808
Multi-family residential loans	529,147
Total mortgage loans	24,196,955

Other loans:
Non-residential real estate loans	3,141,438
Commercial loans	1,450,602
Consumer direct	1,006,915
Total other loans	5,598,955
Gross loans	29,795,910
Less: Allowance for loan losses	-
Loans, net	$29,795,910

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2014	2013
Purchased auto loans	$4,038,145	$4,048,406

Net (charge-offs), segregated by class of loans, were as follows:

	Years Ended December 31,
	2014	2013
One-to-four family	$(895,524)	$(1,121,124)
Multi-family	(159,403)	(267,628)
Non-residential	(336,110)	51,820
Commercial	-	-
Consumer direct	(22,247)	(647)
Purchased auto	(83,689)	(8,282)
Net (charge-offs)/recoveries	$(1,496,973)	$(1,345,861)

Note 5.     Loans and Allowance for Credit Losses (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013:

December 31, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580
Provision charged to income	430,647	139,954	192,993	5,982	31,353	100,071	901,000
Loans charged off	(975,968)	(183,270)	(336,110)	-	(25,947)	(90,389)	(1,611,684)
Recoveries of loans previously charged off	80,444	23,867	-	-	3,700	6,700	114,711
Balance at end of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607

Period-end amount allocated to:
Loans individually evaluated for impairment	$43,055	$-	$-	$-	$-	$-	$43,055
Loans collectively evaluated for impairment	1,769,393	121,918	245,098	35,947	10,804	88,392	2,271,552
Balance at end of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607

December 31, 2013	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,057,336	$161,901	$1,012,119	$75,130	$1,465	$73,490	$3,381,441
Provision charged to income	1,341,113	247,094	(675,724)	(45,165)	880	6,802	875,000
Loans charged off	(1,135,452)	(282,154)	(84,364)	-	(647)	(16,760)	(1,519,377)
Recoveries of loans previously charged off	14,328	14,526	136,184	-	-	8,478	173,516
Balance at end of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580

Period-end amount allocated to:
Loans individually evaluated for impairment	$235,166	$-	$29,977	$-	$-	$-	$265,143
Loans collectively evaluated for impairment	2,042,159	141,367	358,238	29,965	1,698	72,010	2,645,437
Balance at end of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580

Note 5.     Loans and Allowance for Credit Losses (Continued)

The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013:

December 31, 2014	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,352,445	$257,399	$2,007,871	$-	$-	$10,971	$4,628,686
Loans acquired with deteriorated credit quality	1,292,549	-	31,098	-	-	-	1,323,647
Loans collectively evaluated for impairment	94,499,996	2,854,251	18,889,116	12,242,145	1,724,700	8,653,579	138,863,787
Ending Balance	$98,144,990	$3,111,650	$20,928,085	$12,242,145	$1,724,700	$8,664,550	$144,816,120

December 31, 2013	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$3,455,604	$-	$2,332,243	$-	$-	$-	$5,787,847
Loans collectively evaluated for impairment	73,951,052	2,744,963	14,684,562	7,860,312	392,273	8,162,189	107,795,351
Ending Balance	$77,406,656	$2,744,963	$17,016,805	$7,860,312	$392,273	$8,162,189	$113,583,198

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

Note 5.     Loans and Allowance for Credit Losses (Continued)

The following table presents loans individually evaluated for impairment, by class of loans, as of December 31, 2014 and 2013:

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$6,321,593	$3,364,478	$280,516	$3,644,994	$43,055	$3,232,026
Multi-family	440,669	257,399	-	257,399	-	196,499
Non-residential	2,220,498	2,038,969	-	2,038,969	-	2,030,582
Commercial	-	-	-	-	-	-
Consumer direct	3,851	-	-	-	-	-
Purchased auto	10,971	10,971	-	10,971	-	4,179
	$8,997,582	$5,671,817	$280,516	$5,952,333	$43,055	$5,463,286

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,851,948	$2,729,178	$726,426	$3,455,604	$235,166	$3,480,595
Multi-family	-	-	-	-	-	16,033
Non-residential	2,631,792	2,090,766	241,477	2,332,243	29,977	2,288,596
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$6,483,740	$4,819,944	$967,903	$5,787,847	$265,143	$5,785,224

For the years ended December 31, 2014 and 2013, the Company recognized no accrued or cash basis interest income on impaired loans.

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

Note 5.     Loans and Allowance for Credit Losses (Continued)

The impaired loans at December 31, 2014 and 2013, include approximately $2.6 million and $3.1 million, respectively, of loans whose terms have been modified in troubled debt restructurings. The restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

Loans classified as troubled debt restructuring during the years ended December 31, 2014 and 2013, segregated by class of loans, are shown in the table below.

	Year Ended			Year Ended
	December 31, 2014			December 31, 2013
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	5	$662,065	$2,609
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	-	$-	$-	5	$662,065	$2,609

None of the above loan modifications classified as TDRs had payment defaults (i.e. 60 days or more past due following a modification), during 2014 and 2013, respectively.      All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and nonperforming factors, including consideration of TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of December 31, 2014 and 2013:

December 31, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,732,833	$-
Multi-family	257,399	-
Non-residential	2,038,969	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	10,971	-
	$6,040,172	$-

December 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,549,498	$-
Multi-family	-	-
Non-residential	2,332,243	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$5,881,741	$-

Note 5. Loans and Allowance for Credit Losses (Continued)

 The following table presents the aging of the recorded investment in loans, by class of loans, as of December 31, 2014 and 2013:

December 31, 2014	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,622,762	$309,909	$1,741,415	$4,674,086	$93,470,904	$98,144,990
Multi-family	150,418	-	257,399	407,817	2,703,833	3,111,650
Non-residential	526,713	419,697	114,573	1,060,983	19,867,102	20,928,085
Commercial	96,525	-	-	96,525	12,145,620	12,242,145
Consumer direct	9,172	-	-	9,172	1,715,528	1,724,700
Purchased auto	-	-	10,971	10,971	8,653,579	8,664,550
	$3,405,590	$729,606	$2,124,358	$6,259,554	$138,556,566	$144,816,120

December 31, 2013	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,550,329	$492,545	$1,613,697	$4,656,571	$72,750,085	$77,406,656
Multi-family	263,313	-	-	263,313	2,481,650	2,744,963
Non-residential	289,111	428,645	318,475	1,036,231	15,980,574	17,016,805
Commercial	25,795	-	-	25,795	7,834,517	7,860,312
Consumer direct	947	-	-	947	391,326	392,273
Purchased auto	22,719	-	-	22,719	8,139,470	8,162,189
	$3,152,214	$921,190	$1,932,172	$6,005,576	$107,577,622	$113,583,198

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

Note 5.     Loans and Allowance for Credit Losses (Continued)

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of December 31, 2014 and 2013, the risk category of loans by class is as follows:

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,486,881	$3,644,994	$-	$93,013,115
Multi-family	-	-	257,399	-	2,854,251
Non-residential	18,889,116	-	2,038,969	-	-
Commercial	11,646,385	595,760	-	-	-
Consumer direct	-	-	-	-	1,724,700
Purchased auto	-	-	10,971	-	8,653,579
Total	$30,535,501	$2,082,641	$5,952,333	$-	$106,245,645

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,242,347	$3,455,604	$-	$72,708,705
Multi-family	-	-	-	-	2,744,963
Non-residential	12,565,850	2,118,712	2,332,243	-	-
Commercial	7,860,021	291	-	-	-
Consumer direct	-	-	-	-	392,273
Purchased auto	-	-	-	-	8,162,189
Total	$20,425,871	$3,361,350	$5,787,847	$-	$84,008,130

Note 5.     Loans and Allowance for Credit Losses (Continued)

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

Note 6.      Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $46,435,055 and $23,943,969 at December 31, 2014 and 2013, respectively.

Note 7.      Accrued Interest Receivable

Accrued interest receivable at December 31, 2014 and 2013, are summarized as follows:

	2014	2013
State and municipal securities	$201,706	$105,886
Residential mortgage-backed securities	116,451	90,288
Loans	553,869	456,519
Other	9,586	-
	$881,612	$652,693

Note 8.      Premises and Equipment

Premises and equipment at December 31, 2014 and 2013, are summarized as follows:

	2014	2013
Cost:
Land	$2,190,649	$1,966,899
Buildings	7,128,102	6,694,313
Furniture and equipment	1,281,956	1,537,282
	10,600,707	10,198,494
Less: Accumulated depreciation	3,560,479	3,747,085
	$7,040,228	$6,451,409

Note 9.      Deposits

Deposits at December 31, 2014 and 2013 are summarized as follows:

	2014		2013
	Amount	Percent	Amount	Percent

Non-interest bearing checking	$8,198,356	4.50%	$5,219,028	3.58%

Interest bearing checking	22,847,282	12.54%	14,382,388	9.87%
Money market	29,278,041	16.07%	21,794,546	14.95%
Savings	22,764,931	12.49%	16,941,081	11.62%
Certificates of deposit	99,144,409	54.41%	87,431,608	59.98%
Interest bearing	174,034,663	95.50%	140,549,623	96.42%
Total	$182,233,019	100.00%	$145,768,651	100.00%

Interest expense on deposits for the years ended December 31, 2014 and 2013, is summarized as follows:

	December 31,
	2014	2013
Money market	$46,089	$50,793
Savings	13,279	13,711
Certificates of deposit	885,014	1,381,045
Checking	6,938	6,410
	$951,320	$1,451,959

Deposits from directors, principal officers, and their immediate families at December 31, 2014 and 2013 were $2,644,197 and $1,824,825, respectively.

     The aggregate amount of public deposits at December 31, 2014 and 2013 were $3,847,095 and $2,968,766, respectively.

The aggregate amount of certificates of deposit within a minimum denomination of $100,000 was approximately $39,185,000 and $35,803,000 at December 31, 2014 and 2013, respectively. Of these certificates of deposit, there was approximately $6,102,000 and $7,606,000 at December 31, 2014 and 2013, respectively with minimum denominations of $250,000.

At December 31, 2014, scheduled maturities of certificates of deposit are as follows:

2015	$43,195,263
2016	21,019,007
2017	13,753,380
2018	12,317,549
2019	8,859,210
$99,144,409

The Company held brokered deposits of approximately $272,000 at both December 31, 2014 and 2013. The broker receives a fee from the Company for the brokered deposits. Total fee expenses of $362 and $606 were recognized for the years ended December 31, 2014 and 2013, respectively.

Note 10. Borrowings

Our borrowings consist of open line and term advances from the Federal Home Loan Bank of Chicago and Federal Funds purchased from Bankers Bank of Wisconsin. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2014, we had the ability to borrow $57.2 million from the FHLBC. In addition, as of December 31, 2014, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were Federal Home Loan Bank advances of approximately $5.5 million outstanding at December 31, 2014 and no advances outstanding at December 31, 2013. There were no Federal Funds purchased outstanding at December 31, 2014 and 2013.

A summary of outstanding advances is as follows:

	December 31,
	2014	2013
Open lines of credit at 0.30%	$2,800,000	-
Matures 10/02/2015 at 0.36%, fixed	499,547	-
Matures 01/13/2016 at 3.90%, fixed	1,031,600	-
Matures 03/30/2018 at 1.72%, fixed	491,638	-
Matures 04/01/2019 at 2.00%, fixed	490,540	-
Matures 10/03/2022 at 1.48%, fixed	169,711	-
	$5,483,036	$-

Note 11. Employment Benefit and Retirement Plans

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2014, 5,088 shares, with an average fair value of $9.23 per share were committed to be released, resulting in ESOP compensation expense of $46,933, as compared to 5,087 shares, with an average fair value of $7.85 per share, resulting in ESOP compensation expense of $37,799 for 2013.

Note 11. Employment Benefit and Retirement Plans (Continued)

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2014 and 2013, respectively, 42,473 shares at a fair value of $10.00, and 37,539 shares at a fair value of $8.50, have been classified as mezzanine capital.

	December 31,
	2014	2013
Shares allocated	50,876	45,788
Shares withdrawn from the plan	(8,403)	(8,249)
Unallocated shares	25,438	30,526
Total ESOP shares	67,911	68,065
Fair value of unallocated shares	$254,380	$259,471

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with certain of its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent ratably over the remaining years to the date when the executive is first eligible for benefits.  The recorded SERP liability was $770,563 and $667,521 for the years ended December 31, 2014 and 2013, respectively. The SERP compensation charged to expense totaled $119,724 and $106,978 for the years ended December 31, 2014 and 2013, respectively.

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation to the plan subject to certain limits based on federal tax laws. The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Employer contributions vest to the employee ratably over a five-year period. Employer contribution expense was $74,788 for 2014 and $71,154 for 2013.

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2014 and 2013 were $51,509 and $52,885, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $1,181,644 and $1,105,696 as of December 31, 2014 and 2013, respectively.

Note 11. Employment Benefit and Retirement Plans (Continued)

Director retirement plan

The Bank has, as a result of the merger, a director retirement plan for six of the former members of the Twin Oak’s Board of Directors. The plan provides monthly retirement benefits equal to one-twelfth of the annual Board fees. Payments are based on years of service on the Twin Oaks Board of Directors prior to the merger date (Note 2), with ten years of payments guaranteed. One former member was retired prior to the merger and will continue his current benefit payments. Three of the former members retired as of the merger date of December 31, 2014, and will begin collecting benefits in January 2015. The remaining two former members became part of the Bank’s board as of the merger date and will not commence their benefit until they retire. As of the merger date, the Plan was frozen as to benefit accruals and years of service. The compensation liability included on the balance sheet in other liabilities was $352,887 as of December 31, 2014.

Director retirement plan valuation

	December 31,
	2014	2013
Number of participants:
Retirees	4	-
Active directors - not yet eligible	2	-
Total	6	-

Assumptions used to determine net periodic benefit obligation:

	December 31,
	2014	2013
Discount rate	3.50%	-
Mortality	2014 IRS applicable mortality table based on RP-2000 mortality for healthy males with projections to the year 2020	-

Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers that meet eligibility requirements outlined in the employee handbook. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation

	December 31,
	2014	2013
Number of participants:
Retirees	3	3
Active employees - fully eligible	1	1
Active employees - not yet eligible	3	3
Total	7	7

Note 11. Employment Benefit and Retirement Plans (Continued)

Obligations and funded status:

	Year ended December 31,
	2014	2013
Change in benefit obligation	(Amounts in thousands)
Benefit obligation at beginning of year	$288	$241
Service cost	5	5
Interest cost	14	10
Actuarial loss (gain)	37	36
Benefits paid	(7)	(7)
Retiree contributions	4	3
Benefit obligation at end of year	341	288

Change in plan assets
Employer contributions	3	3
Retiree contributions	4	4
Benefits paid	(7)	(7)
Fair value of plan assets at year end	-	-

Funded status	(341)	(288)
Actuarial loss (gain)	(63)	(116)
Net amount recognized	$(404)	$(404)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2014	2013
Accumulated post-retirement benefit obligation:
Retirees	$(63,928)	$(64,642)
Active employees - fully eligible	(74,280)	(63,757)
Active employees - not yet eligible	(203,247)	(159,300)
Total	(341,455)	(287,699)
Plan assets at fair value	-	-
Funded status	(341,455)	(287,699)
Actuarial (gain)	(62,977)	(116,134)
(Accrued) cost included in other liabilities	$(404,432)	$(403,833)

Components of Net Periodic Benefit Cost:

	Year ended December 31,
	2014	2013
Service cost	$5,394	$4,706
Interest cost	14,349	9,741
Amortization net gain	(17,070)	(19,789)
Net cost (benefit)	$2,673	$(5,342)

Note 11. Employment Benefit and Retirement Plans (Continued)

Weighted average assumptions used to determine net periodic benefit cost:

	December 31,
	2014	2013
Discount rate	4.08%	4.92%
Expected long-term return on plan assets	-	-
Rate of compensation increase	-	-

Assumed health care cost trend rates:

	December 31,
	2014	2013
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	6.00%
Year that the rate reaches the ultimate trend rate	2020	2018

    A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$5	$(3)
Effect on post-retirement benefit obligation	$72	$(51)

Cash Flows:

Contributions: The Bank expects to contribute $10,000 to its post-retirement benefit plan in 2015.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	Other Benefits
(Amounts in thousands)
2015	$10
2016	16
2017	22
2018	24
2019	31
2020-2024	201

Note 12.      Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, 43,608 shares were purchased by the Company in November 2006, at an average cost of $13.46 per share. Granted shares vest in equal installments over a five year period, with ownership of the shares transferring to the recipient upon vesting. The unamortized cost of shares not yet vested of $12,388 and $21,024 at December 31, 2014 and 2013, respectively, are reported as reductions of stockholders’ equity.

A summary of the status of the MRP stock awards is as follows:

		Weighted
		Average Grant
		Date Fair
Year ending December 31, 2014	Shares	Value
Outstanding and non-vested at beginning of year	4,539	$4.79
Granted	-	-
Vested and transferred to recipients	(1,744)	4.95
Outstanding and non-vested at end of year	2,795	$4.79

		Weighted
		Average Grant
		Date Fair
Year ending December 31, 2013	Shares	Value
Outstanding and non-vested at beginning of year	6,719	$5.16
Granted	-	-
Vested and transferred to recipients	(2,180)	5.94
Outstanding and non-vested at end of year	4,539	$4.79

The total compensation cost at December 31, 2014, related to non-vested shares not yet recognized was approximately $12,400 with an average expense recognition period of 1.3 years. The Company recognized compensation expense of approximately $8,600 and $13,000, for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, 2,795 shares remain non-vested and are expected to be exercisable in accordance with their original terms.

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

Note 12.      Stock Compensation (Continued)

     The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. There were no options granted during 2014 and 2013.

            A summary of the status of the outstanding RRP stock options is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2014	Shares	Price	Term (years)	Value
Outstanding at beginning of year	92,667	$10.46	4.10	$-
Granted	-	-
Exercised	-	-
Outstanding at end of year	92,667	$10.46	3.10	$-

Exercisable at year end	85,686	$10.94	2.81	$-

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Year ended December 31, 2013	Shares	Price	Term (years)	Value
Outstanding at beginning of year	92,667	$10.46	5.10	$-
Granted	-	-
Exercised	-	-
Outstanding at end of year	92,667	$10.46	4.10	$-

Exercisable at year end	81,326	$11.26	3.61	$-

Note 12.      Stock Compensation (Continued)

A summary of the vesting status of the RRP stock options at December 31, 2014 is as follows:

		Weighted
		Average
		Exercise
Stock Options	Shares	Price
Non-vested at beginning of year	11,341	$4.79
Granted	-	-
Vested	(4,360)	4.95
Non-vested at end of year	6,981	$4.69

The future compensation cost at December 31, 2014, related to non-vested options not yet recognized was approximately $15,400 with an average expense recognition period of 1.3 years. The Company recognized compensation expense of approximately $10,000 and $14,000 for each of the years ended December 31, 2014 and 2013, respectively.

Note 13. Income Taxes

The Company and Bank file a consolidated federal income tax return on a calendar year basis.

Income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2014	2013
Federal:
Current	$186,705	$363,770
Deferred	61,820	28,623
	248,525	392,393
State:
Current	106,327	138,944
Deferred	(7,573)	8,655
	98,754	147,599
	$347,279	$539,992

The Company’s income tax differed from the maximum statutory federal rate of 35% for the years ended December 31, 2014 and 2013, as follows:

	Years Ended December 31,
	2014	2013

Expected income taxes	$403,059	$514,192
Income tax effect of:
State taxes, net of federal tax benefit	64,190	95,939
Tax exempt interest	(90,736)	(83,386)
Income taxed at lower rates	(11,516)	(14,691)
Other	(17,718)	27,938
	$347,279	$539,992

Note 13. Income Taxes (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2014	2013
Deferred tax assets
Unrealized loss on securities available for sale	$-	$2,310
Employee benefit plans	1,060,583	857,758
Allowance for loan losses	480,385	1,146,769
Net operating loss carryforwards	656,179	109,708
MRP/RRP compensation	187,524	183,885
Loans	796,381	-
Purchase accounting – acquisition expenses	155,630	-
Other	233,388	149,642
	3,570,070	2,450,072
Deferred tax liabilities
Unrealized gain on securities available for sale	(207,633)	-
FHLB stock dividends	(43,539)	-
Origination of mortgage servicing rights	(42,049)	-
Core deposit intangible	(221,781)	-
	(515,002)	-
Net deferred tax asset	$3,055,068	$2,450,072

Stockholders’ equity at December 31, 2014 include approximately $2,268,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $879,000 at December 31, 2014.

At December 31, 2014 the Company had federal and Illinois net operating loss carry forwards of $3.5 million comprised of approximately $1.6 million of federal and $1.9 million of Illinois. At December 31, 2013 the Company had Illinois net operating loss carry forwards of $2.0 million. The federal net operating loss carry forwards will begin to expire in 2033, and the Illinois net operating loss carry forwards will begin to expire in 2023.

Management believes that it is more likely than not that the deferred tax assets included in the accompanying consolidated balance sheets will be fully utilized. We have determined that no valuation allowance is required as of December 31, 2014, although there is no guarantee that those assets will be fully recognizable in future periods.

Note 14.      Regulatory Matters

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

Note 14.      Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes as of December 31, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent examination conducted by the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the following table. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

The Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are presented below:

	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:
Total Risk-Based Capital (to risk-weighted assets)	$26,913,756	20.28%	$10,614,681	8.00%	$13,268,351	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$25,247,112	19.03%	$5,307,340	4.00%	$7,961,011	6.00%
Tier I Leverage (to average assets)	$25,247,112	11.59%	$8,712,743	4.00%	$10,890,929	5.00%
Tangible Capital (to average assets)	$25,247,112	11.59%	$3,267,279	1.50%	N/A	N/A
December 31, 2013:
Total Risk-Based Capital (to risk-weighted assets)	$20,287,994	20.79%	$7,806,616	8.00%	$9,758,270	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$19,047,336	19.52%	$3,903,308	4.00%	$5,854,962	6.00%
Tier I Leverage (to average assets)	$19,047,336	11.32%	$6,729,204	4.00%	$8,411,505	5.00%
Tangible Capital (to average assets)	$19,047,336	11.32%	$2,523,452	1.50%	N/A	N/A

In July 2013, the federal banking agencies issued a final rule revising the regulatory capital rules applicable to most national banks and federal savings associations as well as their holding companies generally beginning on January 1, 2015. The rule implements the Basel Committee’s December 2010 framework known as “Basel III” for strengthening the international capital standards as well as certain provisions of the Dodd-Frank Act. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.50%, and a higher minimum Tier 1 capital requirement of 6.00% (which is an increase from 4.00%). Under the final rule, the total capital ratio remains at 8.00% and the minimum leverage ratio is 4.00%.

Additionally, under the final rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a 2.5% capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rule also enhances risk sensitivity and addresses weaknesses identified by the regulators over recent years with the measure of risk-weighted assets.

The new minimum capital requirements will be effective for the Company on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time, beginning on January 1, 2016.

Note 15. Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse affect on the financial position of the Bank.

The Company did not declare any dividends during 2014 or 2013.

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

Note 15. Commitments and Contingencies (continued)

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

				Range of rates
	Variable rate	Fixed rate	Total	on fixed rate commitments
As of December 31, 2014:
Commitments to originate loans	$170,000	$1,451,126	$1,621,126	3.88%-6.25%
Unfunded commitments on construction loans	424,477	331,052	755,529	4.25%-4.75%
Unfunded commitments under lines of credit	10,190,042	-	10,190,042	-
	10,784,519	1,782,178	12,566,697
Standby letters of credit	-	18,000	18,000	9.00%
	$10,784,519	$1,800,178	$12,584,697
As of December 31, 2013:
Commitments to originate loans	$100,000	$6,707,271	$6,807,271	2.82%-6.25%
Unfunded commitments on construction loans	1,646,742	49,411	1,696,153	3.75%
Unfunded commitments under lines of credit	8,046,036	-	8,046,036	-
	9,792,778	6,756,682	16,549,460
Standby letters of credit	-	-	-	-
	$9,792,778	$6,756,682	$16,549,460

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be fully drawn upon to the total extent of the $12.6 million to which the Bank is committed. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet obligations.

The Company does not engage in the use of interest rate swaps or futures, forwards or option contracts.

Note 16. Fair Values Measurements and Disclosures

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

Note 16. Fair Values Measurements (continued)

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

Note 16. Fair Values Measurements (continued)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during 2014 or 2013.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2014 and 2013.

				Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$20,225,192	$-	$20,225,192
Residential mortgage-backed securities available for sale	-	32,546,916	-	32,546,916
	$-	$52,772,108	$-	$52,772,108

				Total
December 31, 2013	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$8,444,519	$-	$8,444,519
Residential mortgage-backed securities available for sale	-	26,102,561	-	26,102,561
	$-	$34,547,080	$-	$34,547,080

The tables below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 and December 31, 2013.

				Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$295,650	$295,650
Impaired loans, net	-	-	1,561,108	1,561,108

				Total
December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$597,493	$597,493
Impaired loans, net	-	-	702,760	702,760

Note 17. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

     Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

     Federal Funds Sold: The carrying amounts reported in the balance sheets for federal funds sold approximate fair values.

Securities: The Company obtains fair value measurements of available for sale and held to maturity securities from an independent pricing service. See Note 16 - Fair Value Measurement and Disclosure for further detail on how fair values of marketable securities are determined. The carrying value of non-marketable equity securities approximates fair value.

Note 17. Fair Values of Financial Instruments (continued)

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

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2014 and 2013, the fair values of the commitments are immaterial in nature.

The estimated fair values of the Bank’s financial instruments are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2014 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,193,235	$5,193,235	$-	$-	$5,193,235
Time deposits	854,861	854,861	-	-	854,861
Federal funds sold	1,662,000	1,662,000	-	-	1,662,000
Securities	54,552,782	-	54,552,782	-	54,552,782
Accrued interest receivable	881,612	881,612	-	-	881,612
Net loans	142,501,513	-	-	144,682,000	144,682,000
Mortgage servicing rights	271,819	-	-	271,819	271,819
Financial Liabilities:
Non-interest bearing deposits	8,198,356	8,198,356	-	-	8,198,356
Interest bearing deposits	174,034,663	-	-	172,789,644	172,789,644
Accrued interest payable	369	369	-	-	369
FHLB Advances	5,483,036	-	5,483,036	-	5,483,036

Note 17. Fair Values of Financial Instruments (continued)

		Fair Value Measurements at
	Carrying	December 31, 2013 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$6,605,840	$6,605,840	$-	$-	$6,605,840
Federal funds sold	3,630,000	3,630,000	-	-	3,630,000
Securities	35,780,616	-	35,780,616	-	35,780,616
Accrued interest receivable	652,693	652,693	-	-	652,693
Net loans	110,672,618	-	-	112,991,000	112,991,000
Mortgage servicing rights	158,030	-	-	158,030	158,030
Financial Liabilities:
Non-interest bearing deposits	5,219,028	5,219,028	-	-	5,219,028
Interest bearing deposits	140,549,623	-	-	139,327,972	139,327,972
Accrued interest payable	582	582	-	-	582

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

Note 18. Condensed Parent Only Financial Statements

	December 31,
	2014	2013
Statements of financial condition
Assets:
Interest bearing deposits	$327,738	$311,633
Equity in net assets of Ottawa Savings Bank	29,480,686	21,115,926
ESOP note receivable	323,990	377,823
Total assets	$30,132,414	$21,805,382
Liabilities and stockholders' equity:
Liabilities	$-	$-
Redeemable common stock in ESOP plan	424,730	319,090
Stockholders' Equity	29,707,684	21,486,292
Total liabilities and stockholders' equity	$30,132,414	$21,805,382

	December 31,
	2014	2013
Statements of operations
Equity in net income of subsidiary	$842,045	$964,658
Interest income	23,614	26,781
Operating income	865,659	991,439
Other expenses	65,342	62,311
Income before income tax benefit	800,317	929,128
Income tax (benefit)	(4,000)	-
Net income	$804,317	$929,128

	December 31,
Statements of cash flows	2014	2013
Operating activities:
Net income	$804,317	$929,128
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net income of subsidiary	(842,045)	(964,658)
Net cash used in operating activities	(37,728)	(35,530)
Investing activities:
Payments received on ESOP note receivable	53,833	50,666
Net cash provided by investing activities	53,833	50,666
Financing activities:
Cash dividends paid	-	-
Purchase of treasury stock	-	-
Net cash used in financing activities	-	-
Net increase in cash and cash equivalents	16,105	15,136
Cash and cash equivalents:
Beginning of period	311,633	296,497
End of period	$327,738	$311,633

Supplemental Schedule of Noncash Investing and Financing Activities
Increase in ESOP put option liability	$105,640	$81,378

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.

Date: March 30, 2015	By:	/s/ JON L. KRANOV
Jon L. Kranov
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON L. KRANOV	President, Chief Executive Officer and Director	March 30, 2015
Jon L. Kranov	(principal executive officer)

/s/ MARC N. KINGRY	Chief Financial Officer	March 30, 2015
Marc N. Kingry	(principal accounting and financial officer)

/s/ JAMES A. FERRERO	Director	March 30, 2015
James A. Ferrero

/s/ KEITH JOHNSON	Director	March 30, 2015
Keith Johnson

/s/ ARTHUR C. MUELLER	Director	March 30, 2015
Arthur C. Mueller

/s/ DANIEL J. REYNOLDS	Director	March 30, 2015
Daniel J. Reynolds

/s/ JOHN M. ARMSTRONG	Director	March 30, 2015
John M. Armstrong

S-1

/s/ CRAIG M. HEPNER	Director	March 30, 2015
Craig M. Hepner

/s/ THOMAS M. ADLER	Director	March 30, 2015
Thomas M. Adler

/s/ WILLIAM J. KUIPER	Director	March 30, 2015
William J. Kuiper