Form 10-Q
period 2015-03-31
Ottawa Savings Bancorp, Inc.
filed 2015-05-15
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2015
Common Stock, $0.01 par value	2,894,123

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2015

INDEX

Page

Number

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$2,028,298	$2,053,117
Interest bearing deposits	4,256,657	3,140,118
Total cash and cash equivalents	6,284,955	5,193,235
Time deposits	754,861	854,861
Federal funds sold	3,035,000	1,662,000
Securities available for sale	48,975,663	52,772,108
Non-marketable equity securities	1,780,674	1,780,674
Loans, net of allowance for loan losses of $2,486,825 and $2,314,607 at March 31, 2015 and December 31, 2014, respectively	142,336,202	142,501,513
Loans held for sale	314,460	-
Premises and equipment, net	7,045,988	7,040,228
Accrued interest receivable	817,809	881,612
Foreclosed real estate	511,257	232,650
Deferred tax assets	2,872,985	3,055,068
Cash value of life insurance	2,160,227	2,148,043
Goodwill	649,869	649,869
Core deposit intangible	538,000	567,000
Other assets	2,336,418	2,386,030
Total assets	$220,414,368	$221,724,891
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$9,197,595	$8,198,356
Interest bearing	174,125,272	174,034,663
Total deposits	183,322,867	182,233,019
Accrued interest payable	1,793	369
FHLB advances	2,690,308	5,483,036
Other liabilities	3,867,468	3,876,053
Total liabilities	189,882,436	191,592,477
Commitments and contingencies
Redeemable common stock held by ESOP plan	507,005	424,730
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,001,055 shares issued	30,010	30,010
Additional paid-in-capital	15,833,767	15,830,623
Retained earnings	15,567,076	15,423,412
Unallocated ESOP shares	(241,661)	(254,380)
Unearned management recognition plan shares	(10,250)	(12,388)
Accumulated other comprehensive income	565,108	327,255
	31,744,050	31,344,532
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(507,005)	(424,730)
Total stockholders' equity	30,024,927	29,707,684
Total liabilities and stockholders' equity	$220,414,368	$221,724,891

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Interest and dividend income:
Interest and fees on loans	$1,739,584	$1,395,784
Securities:
Residential mortgage-backed and related securities	157,273	145,329
State and municipal securities	142,027	69,578
Dividends on non-marketable equity securities	1,376	791
Interest-bearing deposits	5,352	1,360
Total interest and dividend income	2,045,612	1,612,842
Interest expense:
Deposits	224,255	261,828
Borrowings	15,868	-
Total interest expense	240,123	261,828
Net interest income	1,805,489	1,351,014
Provision for loan losses	165,000	225,000
Net interest income after provision for loan losses	1,640,489	1,126,014
Other non-interest income:
Gain on sale of securities	21,630	-
Gain on sale of loans	38,608	2,021
Gain on sale of OREO	5,491	16,193
Customer service fees	94,797	69,758
Income on bank owned life insurance	12,184	14,049
Other	26,419	25,682
Total other non-interest income	199,129	127,703
Other non-interest expenses:
Salaries and employee benefits	711,343	398,662
Directors fees	37,800	25,200
Occupancy	153,765	131,936
Deposit insurance premium	44,907	32,931
Legal and professional services	103,660	92,758
Data processing	374,928	67,821
Loss on sale of securities	2,039	-
Valuation adjustments and expenses on foreclosed real estate	20,098	22,821
Loss on sale of OREO	-	8,400
Loss on sale of repossessed assets	9,883	2,920
Other	221,187	125,523
Total other non-interest expenses	1,679,610	908,972
Income before income tax expense	160,008	344,745
Income tax expense	16,344	110,746
Net income	$143,664	$233,999
Basic earnings per share	$0.05	$0.11
Diluted earnings per share	$0.05	$0.11

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$143,664	$233,999
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding gains arising during the period	408,355	117,385
Reclassification adjustment for net (gains) included in net income	(19,591)	-
Other comprehensive income, before tax	388,764	117,385
Income tax expense related to items of other comprehensive income	150,911	39,911
Other comprehensive income, net of tax	237,853	77,474
Comprehensive income	$381,517	$311,473

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash Flows from Operating Activities
Net income	$143,664	$233,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,426	44,704
Provision for loan losses	165,000	225,000
Provision for deferred income taxes	31,172	(25,337)
Net amortization of premiums and discounts on securities	171,845	141,825
Gain on sale of securities, net	(19,591)	-
Origination of mortgage loans held for sale	(1,197,400)	(193,800)
Proceeds from sale of mortgage loans held for sale	921,548	195,821
Gain on sale of loans, net	(38,608)	(2,021)
Origination of mortgage servicing rights, net of amortization	970	2,155
Gain on sale of foreclosed real estate	(5,491)	(7,793)
Loss on sale of repossessed assets	9,883	2,920
ESOP compensation expense	13,287	10,981
MRP compensation expense	2,138	2,137
Compensation expense on RRP options granted	2,576	2,575
Amortization of core deposit intangible	29,000	-
Amortization (accretion) of fair value adjustments on acquired:
Loans	6,847	-
Certificates of deposit	(31,000)	-
Increase in cash surrender value of life insurance	(12,184)	(14,049)
Change in assets and liabilities:
Decrease in accrued interest receivable	63,803	27,819
Decrease in other assets	21,925	131,800
(Decrease) increase in accrued interest payable and other liabilities	(7,161)	122,224
Net cash provided by operating activities	328,649	900,960
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,241,338)	(3,809,868)
Sales and paydowns	7,274,293	1,626,411
Net decrease in time deposits	100,000	-
Net (increase) decrease in federal funds sold	(1,373,000)	2,001,000
Net (increase) decrease in loans	(467,343)	497,728
Proceeds from sale of foreclosed real estate	153,091	83,329
Proceeds from sale of repossessed assets	51,434	7,891
Purchase of premises and equipment	(62,186)	(2,039)
Net cash provided by investing activities	2,434,951	404,452
Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,120,848	(2,830,055)
Principal reduction of Federal Home Loan Bank advances	(2,792,728)	-
Net cash used in financing activities	(1,671,880)	(2,830,055)
Net increase (decrease) in cash and cash equivalents	1,091,720	(1,524,643)
Cash and cash equivalents:
Beginning	5,193,235	6,605,840
Ending	$6,284,955	$5,081,197

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$222,831	$260,725
Interest paid on borrowings	15,868	-
Income taxes paid, net of (refunds) received	(13,800)	-
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	426,207	102,560
Other assets acquired in settlement of loans	34,600	16,750
Sale of foreclosed real estate through loan origination	-	144,000
Increase in ESOP put option liability	82,275	26,337

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) is a savings and loan holding company incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $220.4 million at March 31, 2015 and is headquartered in Ottawa, Illinois. The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the communities it serves.

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

On December 31, 2014, the Company acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into the Bank, with the Bank being the surviving entity in the merger (the “Merger”). Since the Merger occurred at the close of business on December 31, 2014, there are no operating results of the former Twin Oaks included in the consolidated financial statements for 2014; however, beginning January 1, 2015 they are included going forward.

In connection with the Merger, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of March 31, 2015, Ottawa Savings Bancorp MHC holds 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2014. Certain amounts in the accompanying financial statements and footnotes for 2014 have been reclassified with no effect on net income or stockholders’ equity to be consistent with the 2015 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2015, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2015.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

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

The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of March 31, 2015 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses.

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

	Three Months Ended
	March 31,
	2015	2014
Net income available to common stockholders	$143,664	$233,999
Basic potential common shares:
Weighted average shares outstanding	2,894,123	2,117,979
Weighted average unallocated ESOP shares	(25,000)	(30,888)
Weighted average unvested MRP shares	(2,795)	(4,539)
Basic weighted average shares outstanding	2,866,328	2,082,552
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	2,338	5,520
Weighted average RRP options outstanding *	7,660	-
Dilutive weighted average shares outstanding	2,876,326	2,088,072
Basic earnings per share	$0.05	$0.11
Diluted earnings per share	$0.05	$0.11

*    For the three months ended March 31, 2014, the effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At March 31, 2015, 43,745 shares at a fair value of $11.59 have been classified as mezzanine capital.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects the status of the shares held by the ESOP:

	March 31,	December 31,
	2015	2014
Shares allocated	52,148	50,876
Shares withdrawn from the plan	(8,403)	(8,403)
Unallocated shares	24,166	25,438
Total ESOP shares	67,911	67,911
Fair value of unallocated shares	$280,084	$254,380

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2015:
Available for Sale
State and municipal securities	$19,208,189	$533,463	$36,069	$19,705,583
Residential mortgage-backed securities	28,843,823	479,691	53,434	29,270,080
	$48,052,012	$1,013,154	$89,503	$48,975,663
December 31, 2014:
Available for Sale
State and municipal securities	$19,997,846	$261,791	$34,445	$20,225,192
Residential mortgage-backed securities	32,239,374	357,715	50,173	32,546,916
	$52,237,220	$619,506	$84,618	$52,772,108

The amortized cost and fair value at March 31, 2015, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due after three months through one year	$243,041	$243,571
Due after one year through five years	690,225	710,707
Due after five years through ten years	7,306,987	7,526,979
Due after ten years	10,967,936	11,224,326
Residential mortgage-backed securities	28,843,823	29,270,080
	$48,052,012	$48,975,663

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
Securities Available for Sale
State and municipal securities	$1,175,697	$3,060	$701,632	$33,009	$1,877,329	$36,069
Residential mortgage-backed securities	1,922,972	7,493	4,109,733	45,941	6,032,705	53,434
	$3,098,669	$10,553	$4,811,365	$78,950	$7,910,034	$89,503

December 31, 2014
Securities Available for Sale
State and municipal securities	$408,165	$93	$701,492	$34,352	$1,109,657	$34,445
Residential mortgage-backed securities	2,449,087	21,546	3,468,577	28,627	5,917,664	50,173
	$2,857,252	$21,639	$4,170,069	$62,979	$7,027,321	$84,618

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

At March 31, 2015, 17 securities had unrealized losses with an aggregate depreciation of 1.12% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at March 31, 2015 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were proceeds of $5.6 million from the sale of securities for the three months ended March 31, 2015, resulting in gross realized gains of $21,630 and gross realized losses of $2,039, for a net realized gain of $19,591. The tax provision applicable to this realized gain amounted to $7,605. There were no proceeds from the sales of securities for the three months ended March 31, 2014.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	March 31,	December 31,
	2015	2014
Mortgage loans:
One-to-four family residential loans	$97,071,329	$98,144,990
Multi-family residential loans	2,919,900	3,111,650
Total mortgage loans	99,991,229	101,256,640

Other loans:
Non-residential real estate loans	20,495,053	20,928,085
Commercial loans	14,934,929	12,242,145
Consumer direct	1,627,522	1,724,700
Purchased auto	7,774,294	8,664,550
Total other loans	44,831,798	43,559,480
Gross loans	144,823,027	144,816,120
Less: Allowance for loan losses	(2,486,825)	(2,314,607)
Loans, net	$142,336,202	$142,501,513

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated.

	March 31,	December 31,
	2015	2014
Mortgage loans:
One-to-four family residential loans	$23,054,719	$23,667,808
Multi-family residential loans	524,375	529,147
Total mortgage loans	23,579,094	24,196,955

Other loans:
Non-residential real estate loans	3,051,677	3,141,438
Commercial loans	981,952	1,450,602
Consumer direct	877,146	1,006,915
Purchased auto	-	-
Total other loans	4,910,775	5,598,955
Gross loans	28,489,869	29,795,910
Less: Allowance for loan losses	-	-
Loans, net	$28,489,869	$29,795,910

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2015	2014
Purchased auto loans	$-	$500,972

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2015	2014
One-to-four family	$48,566	$(106,949)
Multi-family	(352)	4,376
Non-residential	-	(45,754)
Commercial	-	-
Consumer direct	(23,488)	(947)
Purchased auto	(17,508)	(10,034)
Net (charge-offs)/recoveries	$7,218	$(159,308)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014:

March 31, 2015	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607
Provision charged to income	95,169	9,714	(16,925)	8,019	33,626	35,397	165,000
Loans charged off	-	(4,323)	-	-	(25,025)	(19,661)	(49,009)
Recoveries of loans previously charged off	48,566	3,971	-	-	1,537	2,153	56,227
Balance at end of period	$1,956,183	$131,280	$228,173	$43,966	$20,942	$106,281	$2,486,825

March 31, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580
Provision charged to income	80,844	528	130,753	1,620	1,531	9,724	225,000
Loans charged off	(111,400)	-	(45,754)	-	(947)	(13,443)	(171,544)
Recoveries of loans previously charged off	4,451	4,376	-	-	-	3,409	12,236
Balance at end of period	$2,251,220	$146,271	$473,214	$31,585	$2,282	$71,700	$2,976,272

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014:

March 31, 2015	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,534,590	$136,168	$1,892,115	$-	$-	$-	$4,562,873
Loans acquired with deteriorated credit quality	1,258,312	-	15,139	-	-	-	1,273,451
Loans collectively evaluated for impairment	93,278,427	2,783,732	18,587,799	14,934,929	1,627,522	7,774,294	138,986,703
Ending Balance	$97,071,329	$2,919,900	$20,495,053	$14,934,929	$1,627,522	$7,774,294	$144,823,027

Period-end amount allocated to:
Loans individually evaluated for impairment	$121,365	$1,168	$-	$-	$-	$-	$122,533
Loans collectively evaluated for impairment	1,834,818	130,112	228,173	43,966	20,942	106,281	2,364,292
Balance at end of period	$1,956,183	$131,280	$228,173	$43,966	$20,942	$106,281	$2,486,825

December 31, 2014	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,352,445	$257,399	$2,007,871	$-	$-	$10,971	$4,628,686
Loans acquired with deteriorated credit quality	1,292,549	-	31,098	-	-	-	1,323,647
Loans collectively evaluated for impairment	94,499,996	2,854,251	18,889,116	12,242,145	1,724,700	8,653,579	138,863,787
Ending Balance	$98,144,990	$3,111,650	$20,928,085	$12,242,145	$1,724,700	$8,664,550	$144,816,120

Period-end amount allocated to:
Loans individually evaluated for impairment	$43,055	$-	$-	$-	$-	$-	$43,055
Loans collectively evaluated for impairment	1,769,393	121,918	245,098	35,947	10,804	88,392	2,271,552
Balance at end of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2015 and December 31, 2014:

March 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$6,131,065	$2,713,002	$1,079,900	$3,792,902	$121,365	$3,621,020
Multi-family	260,358	-	136,168	136,168	1,168	-
Non-residential	1,948,256	1,907,254	-	1,907,254	-	2,027,140
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	$8,339,679	$4,620,256	$1,216,068	$5,836,324	$122,533	$5,648,160

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$6,321,593	$3,364,478	$280,516	$3,644,994	$43,055	$3,232,026
Multi-family	440,669	257,399	-	257,399	-	196,499
Non-residential	2,220,498	2,038,969	-	2,038,969	-	2,030,582
Commercial	-	-	-	-	-	-
Consumer direct	3,851	-	-	-	-	-
Purchased auto	10,971	10,971	-	10,971	-	4,179
	$8,997,582	$5,671,817	$280,516	$5,952,333	$43,055	$5,463,286

For the three months ended March 31, 2015 and 2014, the Company recognized no accrued or cash basis interest income on impaired loans.

At March 31, 2015, there were 63 impaired loans totaling approximately $5.8 million, compared to 67 impaired loans totaling approximately $6.0 million at December 31, 2014. The change in impaired loans was a result of writing down and moving four impaired loans totaling approximately $406,000 to OREO, the pay-off or charge-off of four impaired loans totaling approximately $191,000, returning one loan of approximately $73,000 to accruing, and payments of approximately $87,000, offset by adding five loans totaling approximately $642,000 to the impaired loan list.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Impaired loans at March 31, 2015 included $2.7 million of loans whose terms have been modified in troubled debt restructurings, compared to $2.6 million at December 31, 2014. The amount of TDR loans included in impaired loans increased as a result of the re-default of one TDR (originally restructured in 2010) totaling approximately $398,000, offset by writing down and moving two TDRs totaling approximately $311,000 to OREO, and payments of approximately $26,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as troubled debt restructurings during the three months ended March 31, 2015 and 2014.

The troubled debt restructured loans that were restructured during the twelve months prior to March 31, 2015 and 2014 that had payment defaults during the three months ended March 31, 2015 and 2014, segregated by class are shown below.

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	-	$-	1	$104,797
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	-	$-	1	$104,797

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and nonperforming factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as March 31, 2015 and December 31, 2014:

March 31, 2015	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,879,225	$-
Multi-family	136,168	-
Non-residential	1,907,254	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$5,922,647	$-

December 31, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,732,833	$-
Multi-family	257,399	-
Non-residential	2,038,969	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	10,971	-
	$6,040,172	$-

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2015 and December 31, 2014:

March 31, 2015	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,372,514	$1,375,642	$1,230,815	$4,978,971	$92,092,358	$97,071,329
Multi-family	149,756	-	136,168	285,924	2,633,976	2,919,900
Non-residential	59,158	85,591	15,139	159,888	20,335,165	20,495,053
Commercial	-	-	-	-	14,934,929	14,934,929
Consumer direct	4,616	20,782	-	25,398	1,602,124	1,627,522
Purchased auto	-	-	-	-	7,774,294	7,774,294
	$2,586,044	$1,482,015	$1,382,122	$5,450,181	$139,372,846	$144,823,027

December 31, 2014	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,622,762	$309,909	$1,741,415	$4,674,086	$93,470,904	$98,144,990
Multi-family	150,418	-	257,399	407,817	2,703,833	3,111,650
Non-residential	526,713	419,697	114,573	1,060,983	19,867,102	20,928,085
Commercial	96,525	-	-	96,525	12,145,620	12,242,145
Consumer direct	9,172	-	-	9,172	1,715,528	1,724,700
Purchased auto	-	-	10,971	10,971	8,653,579	8,664,550
	$3,405,590	$729,606	$2,124,358	$6,259,554	$138,556,566	$144,816,120

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of March 31, 2015 and December 31, 2014, the risk category of loans by class is as follows:

March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,629,617	$3,792,902	$-	$91,648,810
Multi-family	-	-	136,168	-	2,783,732
Non-residential	18,587,799	-	1,907,254	-	-
Commercial	14,393,556	541,373	-	-	-
Consumer direct	-	-	-	-	1,627,522
Purchased auto	-	-	-	-	7,774,294
Total	$32,981,355	$2,170,990	$5,836,324	$-	$103,834,358

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,486,881	$3,644,994	$-	$93,013,115
Multi-family	-	-	257,399	-	2,854,251
Non-residential	18,889,116	-	2,038,969	-	-
Commercial	11,646,385	595,760	-	-	-
Consumer direct	-	-	-	-	1,724,700
Purchased auto	-	-	10,971	-	8,653,579
Total	$30,535,501	$2,082,641	$5,952,333	$-	$106,245,645

At March 31, 2015, the Company held approximately $233,000 of foreclosed residential real estate property. In addition, the Company also held approximately $277,000 in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $5,000 both three month periods ended March 31, 2015 and 2014, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the three months ended March 31, 2015 and 2014, the Company did not grant additional options or shares under the MRP.

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the update requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The Company adopted this guidance effective January 1, 2015. The adoption of this update did not have an impact on the Company’s financial position, results of operation or cash flows.

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

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in ASU 2014-14 require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Company adopted this guidance effective January 1, 2015. The adoption of this update did not have an impact on the Company’s financial position, results of operation or cash flows.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2015 and the year ended December 31, 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

				Total
March 31, 2015	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$19,705,583	$-	$19,705,583
Residential mortgage-backed securities available for sale	-	29,270,080	-	29,270,080
	$-	$48,975,663	$-	$48,975,663

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$20,225,192	$-	$20,225,192
Residential mortgage-backed securities available for sale	-	32,546,916	-	32,546,916
	$-	$52,772,108	$-	$52,772,108

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

March 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$-	$547,539	$547,539
Impaired loans, net	-	-	1,093,535	1,093,535

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$-	$295,650	$295,650
Impaired loans, net	-	-	1,561,108	1,561,108

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2015 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$6,284,955	$6,284,955	$-	$-	$6,284,955
Time deposits	754,861	754,861	-	-	754,861
Federal funds sold	3,035,000	3,035,000	-	-	3,035,000
Securities	50,756,337	-	48,975,663	1,780,674	50,756,337
Net loans	142,336,202	-	-	144,681,000	144,681,000
Loans held for sale	314,460	314,460	-	-	314,460
Accrued interest receivable	817,809	817,809	-	-	817,809
Mortgage servicing rights	270,849	-	-	270,849	270,849
Financial Liabilities:
Non-interest bearing deposits	9,197,595	9,197,595	-	-	9,197,595
Interest bearing deposits	174,125,272	-	-	171,757,405	171,757,405
Accrued interest payable	1,793	1,793	-	-	1,793
FHLB Advances	2,690,308	-	2,690,308	-	2,690,308

		Fair Value Measurements at
	Carrying	December 31, 2014 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,193,235	$5,193,235	$-	$-	$5,193,235
Time deposits	854,861	854,861	-	-	854,861
Federal funds sold	1,662,000	1,662,000	-	-	1,662,000
Securities	54,552,782	-	52,772,108	1,780,674	54,552,782
Net loans	142,501,513	-	-	144,682,000	144,682,000
Accrued interest receivable	881,612	881,612	-	-	881,612
Mortgage servicing rights	271,819	-	-	271,819	271,819
Financial Liabilities:
Non-interest bearing deposits	8,198,356	8,198,356	-	-	8,198,356
Interest bearing deposits	174,034,663	-	-	172,789,644	172,789,644
Accrued interest payable	369	369	-	-	369
FHLB Advances	5,483,036	-	5,483,036	-	5,483,036

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

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of March 31, 2015 and December 31, 2014, the fair values of the commitments are immaterial in nature.

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

NOTE 12 – ACQUISITION

On December 31, 2014, the Company completed its previously announced the merger of Twin Oaks into the Bank pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of June 30, 2014. As part of the transaction, the Company issued 776,144 shares of its common stock to the Ottawa Savings Bancorp, MHC, based on a $9.18 per share stock valuation of the Company’s stock, as determined by an independent appraisal based primarily on the price to book value valuation method and to a lesser extent the price to earnings valuation method, and a market value of $7.125 million determined by an independent appraiser of Twin Oaks. As a result of the issuance of 776,144 shares in connection with the merger, the Ottawa Savings Bancorp, MHC’s ownership interest in the Company increased from 57.8% to 69.1%.

The Merger is accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed were recognized at fair value on the date the transaction was completed. Under this method of accounting, the Bank and Twin Oaks are treated as one company from the merger date forward, and we have recorded the fair value of Twin Oaks’ assets (including intangible assets which arise from either contractual or other legal rights) and liabilities on our consolidated financial statements. Since the merger was completed at the close of business on December 31, 2014, there was no effect on the consolidated statement of operations for the year ending December 31, 2014. Beginning January 1, 2015, operations of Twin Oaks are included in the Consolidated Statements of Operations.

The following table summarizes the fair value of the acquired assets and liabilities as of December 31, 2014:

2014
Assets
Total cash and cash equivalents	$2,031,791
Time deposits	854,861
Federal funds sold	440,000
Securities available for sale	23,856,673
Non-marketable equity securities	547,138
Loans	29,795,910
Premises and equipment, net	759,064
Accrued interest receivable	243,972
Deferred tax assets	869,186
Income tax refunds receivable	48,000
Goodwill	649,869
Core deposit intangible	567,000
Other assets	236,745
Total assets acquired	$60,900,209
Liabilities
Deposits	$49,610,398
Accrued interest payable	51
FHLB Advances	3,483,036
Other liabilities	681,724
Total liabilities assumed	$53,775,209

$7,125,000

Total acquisition related costs included in other noninterest expenses in the consolidated statement of operations for the period ended March 31, 2015 and 2014 were approximately $243,000 and $31,000, respectively. For 2015, the acquisition related costs are related to the merge of the core processing systems. In 2014, the costs were mostly legal expenses.

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

The following table reflects activity for the loans acquired with deteriorated credit quality for the three months ended March 31, 2015:

Balance, beginning of year	$1,323,648
Payment activity	(38,582)
Charge-offs	(15,959)
Recoveries	-
Transfer to OREO	-
Accretion to income	4,344
$1,273,451

The accretable discount as of March 31, 2015 is $357,656.

Supplemental Pro Forma Results:

The following table includes pro forma unaudited results for the period ended March 31, 2014, as if the acquisition had occurred as of January 1, 2014. The pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition

2014
(unauaudited)
(Dollar amounts in thousands)
Net interest income	$1,608
Total other income	165
Total revenue	1,773

Net income	$(37)

A net pro forma adjustment of $8,000 was added to net income to reflect the net effect of purchase accounting adjustments amortized over the appropriate time frame.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2015 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us (including Twin Oaks), legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and in inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 30, 2015.

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

On December 31, 2014, the Company acquired Twin Oaks and merged Twin Oaks with and into the Bank, with the Bank being the surviving entity in the Merger. As the Merger occurred at the close of business on December 31, 2014, there are no operating results of the former Twin Oaks included in the consolidated financial statements for 2014, however, beginning January 1, 2015 they are included going forward. As a result of the Merger, the Company increased its market share in the La Salle County market and expanded into Grundy County. In connection with the Merger, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of December 31, 2014, Ottawa Savings Bancorp MHC holds 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2015 AND DECEMBER 31, 2014

The Company's total assets decreased $1.3 million, or 0.6%, to $220.4 million at March 31, 2015, from $221.7 million at December 31, 2014. The decrease in assets was primarily due to a decrease in securities available for sale of $3.8 million, partially offset by an increase in federal funds sold of $1.4 million and an increase in cash and cash equivalents of $1.1 million.

Cash and cash equivalents increased $1.1 million, or 21.0%, to $6.3 million at March 31, 2015 from $5.2 million at December 31, 2014, primarily as a result of cash provided by operating and investing activities exceeding cash used in financing activities.

Federal funds sold increased $1.4 million, or 82.6%, to $3.0 million at March 31, 2015 from $1.7 million at December 31, 2014, primarily as a result of cash provided by operating and investing activities exceeding cash used in financing activities.

Securities available for sale decreased $3.8 million, or 7.2%, to $49.0 million at March 31, 2015 from $52.8 million at December 31, 2014. The decrease was primarily due to sales of $5.6 million and pay-downs of $1.7 million, offset by $3.2 million in purchases and an increase in market values of approximately $0.4 million.

Loans, net of the allowance for loan losses, decreased $0.2 million, or 0.1%, to $142.3 million at March 31, 2015 from $142.5 million at December 31, 2014. The decrease in loans, net of the allowance for loan losses, was primarily due to a decrease in the purchased auto loan portfolio of $0.9 million, a reduction of mortgage loans of $1.3 million, a decrease of $0.1 million in consumer direct loans and a decrease in non-residential real estate loans of $0.4 million. Partially offsetting these decreases was a $2.7 million increase in commercial loans. Additionally, there were the normal pay-downs and principal reductions. The Company is focusing its lending efforts on customers based primarily in its local market and purchased auto loans from regulated financial institutions.

Foreclosed real estate increased approximately $0.3 million, or 119.8%, to $0.5 million at March 31, 2015 from $0.2 million at December 31, 2014. The increase was primarily due to the addition of three properties valued at approximately $0.4 million acquired through loan foreclosures offset by the sale of one property with proceeds of $0.1 million.

Total deposits increased $1.1 million, or 0.6%, to $183.3 million at March 31, 2015, from $182.2 million at December 31, 2014. The increase is primarily due to an increase in checking and money market balances of $4.5 million, or 7.5%, and an increase in savings account balances of $0.4 million. These increases were partially offset by a decrease in certificates of deposit of $3.9 million, or 3.4%, from December 31, 2014 to March 31, 2015.

Equity increased approximately $0.3 million, or 1.1%, to $30.0 million at March 31, 2015, from $29.7 million at December 31, 2014. The increase in equity is primarily a result of net income for the three months ended March 31, 2015 of approximately $0.14 million and an increase in other comprehensive income of approximately $0.2 million.

The ongoing state of economic uncertainty continues to affect our asset quality. We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. While local economic conditions are improving, they continue to lag national indicators including higher levels of unemployment. Higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have collectively resulted in nonperforming loans totaling 4.08% of total gross loan receivables as of March 31, 2015, down slightly from 4.15% at December 31, 2014.

The Company’s nonperforming assets consist of non-accrual loans and foreclosed real estate. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first three months of 2015, nonaccrual loans decreased 2.0% to $5.9 million from $6.0 million as of December 31, 2014. The decrease was the result of writing down and moving four impaired loans totaling approximately $405,000 to OREO, the pay-off or charge-off of four impaired loans totaling approximately $191,000, returning one loan of approximately $73,000 to accruing, and payments of approximately $88,000, offset by adding five loans totaling approximately $642,000 to the impaired loan list.

The following table summarizes nonperforming assets for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Non-accrual:	(In Thousands)
One-to-four family	$3,880	$3,733	$3,041	$3,406	$3,824
Multi-family	136	257	441	184	-
Non-residential real estate	1,907	2,039	1,726	2,092	2,488
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Purchased auto	-	11	-	12	-
Total non-accrual loans	5,923	6,040	5,208	5,694	6,312
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	196
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	5,923	6,040	5,208	5,694	6,508
Foreclosed real estate	511	233	332	666	468
Other repossessed assets	36	63	25	17	13
Total nonperforming assets	$6,470	$6,336	$5,565	$6,377	$6,989

The table below presents selected asset quality ratios for the prior five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Allowance for loan losses as a percent of gross loans receivable	1.71%	1.59%	2.60%	2.61%	2.60%
Allowance for loan losses as a percent of total nonperforming loans	41.99%	38.33%	57.89%	52.18%	45.73%
Nonperforming loans as a percent of gross loans receivable	4.08%	4.15%	4.49%	5.00%	5.69%
Nonperforming loans as a percent of total assets	2.69%	2.72%	3.24%	3.43%	3.87%
Nonperforming assets as a percent of total assets	2.94%	2.86%	3.46%	3.84%	4.15%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

General. Net income for the three months ended March 31, 2015 was $144,000 compared to net income of $234,000 for the three months ended March 31, 2014. Net income during the first quarter of 2015 was lower than the first quarter of 2014, primarily due to higher operating costs associated with combining the IT core processing systems for the Bank and Twin Oaks onto one core processing system in connection with the Merger. This conversion is scheduled to occur during the second quarter of 2015.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2015 and 2014.

	2015	2014	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,740	$1,396	$344	24.64%
Securities:
Residential mortgage-backed securities	157	145	12	8.28
State and municipal securities	142	70	72	102.86
Dividends on non-marketable equity securities	1	1	-	-
Interest-bearing deposits	5	1	4	400.00
Total interest and dividend income	2,045	1,613	432	26.78
Interest expense:
Deposits	224	262	(38)	(14.50)
Borrowings	16	-	16	100.00
Total interest expense	240	262	(22)	(8.40)
Net interest income	$1,805	$1,351	$454	33.60%

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

	Three Months Ended March 31,
	2015			2014
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$145,801	$1,740	4.77%	$110,117	$1,396	5.07%
Securities, net (2)	48,592	299	2.46%	36,077	215	2.38%
Non-marketable equity securities	1,781	1	0.22%	1,234	1	0.32%
Interest-bearing deposits	8,182	5	0.24%	7,591	1	0.05%
Total interest-earning assets	204,356	2,045	4.00%	155,019	1,613	4.16%
Interest-bearing liabilities
Money Market accounts	$27,590	$14	0.20%	$21,441	$13	0.24%
Passbook accounts	22,831	4	0.07%	18,181	3	0.07%
Certificates of Deposit accounts	96,182	203	0.85%	85,138	244	1.15%
Checking accounts	24,537	3	0.05%	15,320	2	0.05%
Advances and borrowed funds	2,683	16	2.39%	-	-	0.00%
Total interest-bearing liabilities	173,823	240	0.55%	140,080	262	0.75%
NET INTEREST INCOME		$1,805			$1,351
NET INTEREST RATE SPREAD (3)			3.45%			3.41%
NET INTEREST MARGIN (4)			3.53%			3.49%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			117.57%			110.66%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2015 and 2014. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31,
	2015 Compared to 2014
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$426	$(82)	$344
Securities, net	77	7	84
Non-marketable equity securities	-	-	-
Interest-bearing deposits	-	4	4
Total interest-earning assets	$503	$(71)	$432
Interest expense on
Money Market accounts	$3	$(2)	$1
Passbook accounts	1	-	1
Certificates of Deposit accounts	23	(64)	(41)
Checking	1	-	1
Advances and borrowed funds	16	-	16
Total interest-bearing liabilities	44	(66)	(22)
Change in net interest income	$459	$(5)	$454

Net interest income increased $454,000, or 33.6%, to $1.8 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014. Interest and dividend income increased $432,000 due to the increase in average interest earning assets of $49.3 million, offset by the yield decreasing on interest earning assets from 4.16% to 4.00%. The increase in earning assets is primarily attributable to the merger with Twin Oaks. The yield on the loan portfolio declined slightly as the low rate environment continued during the first quarter of 2015. In addition, loans increased $29.8 million as a result of loans added to the Bank’s portfolio in connection with the Merger. The increase in net interest income also included a $22,000, or 8.4%, decrease in interest expense. The cost of funds declined 20 basis points, or 26.7%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities increased by $33.7 million, or 24.1%. Net interest margin improved during the three months ended March 31, 2015 to 3.53% compared to 3.49% at March 31, 2014.

Provision for Loan Losses. Management recorded a loan loss provision of $165,000 and $225,000 for the three months periods ended March 31, 2015 and 2014, respectively. The provision is primarily attributed to the reserves required for the one-to-four family, consumer direct and purchased auto segments as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued decline of property values are the result of local economic conditions that are improving, but continue to lag national indicators, including higher levels of unemployment locally of 7.4%, versus 6.0% for the State of Illinois and the national level of 5.5%. Based on a review of the loans that were in the loan portfolio at March 31, 2015, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended March 31, 2015 and 2014.

	Three months ended
	March 31,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$22	$-	$22	100.00%
Gain on sale of loans	39	2	37	1,850.00
Gain on sale of OREO	5	16	(11)	(68.75)
Customer service fees	95	70	25	35.71
Income on bank owned life insurance	12	14	(2)	(14.29)
Other	26	26	-	-
Total other income	$199	$128	$71	55.47%

The increase in total other income was primarily due to gains on the sales of securities, increases on gain on sale of loans, and increases in customer service fees. The increase in customer service fees is due to the increase in deposits of $49.6 million related to the merge with Twin Oaks at December 31, 2014.

Other Expenses. The following table summarizes other expenses for the three months ended March 31, 2015 and 2014.

	Three months ended
	March 31,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$711	$399	$312	78.20%
Directors fees	38	25	13	52.00
Occupancy	154	132	22	16.67
Deposit insurance premium	45	33	12	36.36
Legal and professional services	104	93	11	11.83
Data processing	375	68	307	451.47
Loss on sale of securities	2	-	2	100.00
Valuation adjustments and expenses on foreclosed real estate	20	23	(3)	(13.04)
Loss on sale of OREO	-	8	(8)	(100.00)
Loss on sale of repossessed assets	10	3	7	233.33
Other	221	125	96	76.80
Total other expenses	$1,680	$909	$771	84.82%

Efficiency ratio (1)	83.83%	61.29%

(1)  Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to the merge with Twin Oaks as of December 31, 2014 as there are now three branch locations to support rather than the one facility that existed as of March 31, 2014. Additionally, data processing costs increased because, as of March 31, 2015, we are supporting two core processing systems and have incurred additional costs related to the merger of these two systems, which will occur during the second quarter of 2015. The increase also includes increases in salaries and employee benefits, resulting from additional staff and directors in connection with the Merger, as well as annual merit increases. The increases were partially offset by a decrease in valuation adjustments and expenses on foreclosed real estate and a decrease in losses on sale of OREO. Valuation adjustments and expenses on foreclosed real estate were lower due to the significantly reduced number of OREO properties held during the first quarter of 2015 as compared to the first quarter of 2014. The efficiency ratio decreased due to increased other expenses for the current period.

Income Taxes. The Company recorded income tax expenses of $16,000 and $111,000 for the three months ended March 31, 2015 and 2014, respectively. The effective tax rates for the quarters ended March 31, 2015 and 2014 were 10.21% and 32.12%, respectively. The decrease in 2015 is primarily due to higher tax exempt interest and other income.

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

At March 31, 2015 the Bank had outstanding commitments to originate $0.2 million in loans, unfunded lines of credit of $11.7 million, a commitment to purchase $1.5 million in auto loans, and $0.4 million in commitments to fund construction loans. In addition, as of March 31, 2015, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $43.7 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of March 31, 2015, the Bank had $58.1 million of available credit from the FHLBC and there were $2.7 million in FHLBC advances outstanding. In addition, as of March 31, 2015 the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2015, the Company had cash and cash equivalents of $308,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at March 31, 2015 of 12.87%, 20.74% and 22.01%, respectively, compared to ratios at December 31, 2014 of 11.59%, 19.03% and 20.28%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. As of March 31, 2015, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: May 15, 2015	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)