Form 10-Q
period 2015-06-30
Ottawa Savings Bancorp, Inc.
filed 2015-08-14
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2015
Common Stock, $0.01 par value	2,894,123

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2015

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$2,485,820	$2,053,117
Interest bearing deposits	2,462,526	3,140,118
Total cash and cash equivalents	4,948,346	5,193,235
Time deposits	649,000	854,861
Federal funds sold	4,738,000	1,662,000
Securities available for sale	50,476,523	52,772,108
Non-marketable equity securities	1,358,121	1,780,674
Loans, net of allowance for loan losses of $2,528,216 and $2,314,607 at June 30, 2015 and December 31, 2014, respectively	137,774,350	142,501,513
Premises and equipment, net	6,994,413	7,040,228
Accrued interest receivable	869,962	881,612
Foreclosed real estate	377,476	232,650
Deferred tax assets	3,206,594	3,055,068
Cash value of life insurance	2,172,299	2,148,043
Goodwill	649,869	649,869
Core deposit intangible	509,000	567,000
Other assets	1,992,255	2,386,030
Total assets	$216,716,208	$221,724,891
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$9,118,809	$8,198,356
Interest bearing	171,216,048	174,034,663
Total deposits	180,334,857	182,233,019
Accrued interest payable	1,744	369
FHLB advances	2,672,003	5,483,036
Other liabilities	3,483,590	3,876,053
Total liabilities	186,492,194	191,592,477
Commitments and contingencies Redeemable common stock held by ESOP plan	533,001	424,730
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,001,055 shares issued	30,010	30,010
Additional paid-in-capital	15,838,754	15,830,623
Retained earnings	15,490,099	15,423,412
Unallocated ESOP shares	(228,942)	(254,380)
Unearned management recognition plan shares	(8,112)	(12,388)
Accumulated other comprehensive income	314,323	327,255
	31,436,132	31,344,532
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(533,001)	(424,730)
Total stockholders' equity	29,691,013	29,707,684
Total liabilities and stockholders' equity	$216,716,208	$221,724,891

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$1,717,130	$1,450,924	$3,456,714	$2,846,708
Securities:
Residential mortgage-backed and related securities	156,707	135,874	313,980	281,203
State and municipal securities	140,876	72,615	282,903	142,193
Dividends on non-marketable equity securities	1,902	1,289	3,278	2,080
Interest-bearing deposits	2,518	612	7,870	1,972
Total interest and dividend income	2,019,133	1,661,314	4,064,745	3,274,156
Interest expense:
Deposits	218,911	244,983	443,166	506,811
Borrowings	15,664	-	31,532	-
Total interest expense	234,575	244,983	474,698	506,811
Net interest income	1,784,558	1,416,331	3,590,047	2,767,345
Provision for loan losses	55,000	245,000	220,000	470,000
Net interest income after provision for loan losses	1,729,558	1,171,331	3,370,047	2,297,345
Other non-interest income:
Gain on sale of securities	-	-	21,630	-
Gain on sale of loans	51,801	4,966	90,409	6,987
Gain on sale of OREO	41,442	4,802	46,933	20,995
Gain on sale of repossessed assets	2,335	3,872	2,335	3,872
Origination of mortgage servicing rights, net of amortization	10,836	(726)	10,836	(2,881)
Customer service fees	110,761	73,824	205,558	143,582
Income on bank owned life insurance	12,072	12,371	24,256	26,420
Other	26,353	27,361	52,772	55,198
Total other non-interest income	255,600	126,470	454,729	254,173
Other non-interest expenses:
Salaries and employee benefits	700,212	425,516	1,411,555	824,178
Directors fees	37,800	25,200	75,600	50,400
Occupancy	176,846	128,336	330,611	260,272
Deposit insurance premium	44,198	35,743	89,105	68,674
Legal and professional services	81,743	128,171	185,403	220,929
Data processing	797,238	70,656	1,172,166	138,477
Loss on sale of securities	-	-	2,039	-
Valuation adjustments and expenses on foreclosed real estate	89,805	19,365	109,903	42,186
Loss on sale of OREO	-	1,870	-	10,271
Loss on sale of repossessed assets	2,088	-	11,971	2,919
Other	254,118	182,751	475,305	308,274
Total other non-interest expenses	2,184,048	1,017,608	3,863,658	1,926,580
(Loss) income before income tax expense	(198,890)	280,193	(38,882)	624,938
Income tax (benefit) expense	(121,913)	82,374	(105,569)	193,120
Net (loss) income	$(76,977)	$197,819	$66,687	$431,818
Basic (loss) earnings per share	$(0.03)	$0.09	$0.02	$0.21
Diluted (loss) earnings per share	$(0.03)	$0.09	$0.02	$0.21

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (loss) income	$(76,977)	$197,819	$66,687	$431,818
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	(409,900)	357,562	(1,545)	483,654
Reclassification adjustment for net (gains) included in net income	-	-	(19,591)	-
Other comprehensive (loss) income, before tax	(409,900)	357,562	(21,136)	483,654
Income tax (benefit) expense related to items of other comprehensive income	(159,115)	138,799	(8,204)	187,417
Other comprehensive (loss) income, net of tax	(250,785)	218,763	(12,932)	296,237
Comprehensive (loss) income	$(327,762)	$416,582	$53,755	$728,055

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash Flows from Operating Activities
Net income	$66,687	$431,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,528	89,451
Provision for loan losses	220,000	470,000
Provision for deferred income taxes	(143,322)	(58,948)
Net amortization of premiums and discounts on securities	352,766	290,318
Gain on sale of securities, net	(19,591)	-
Origination of mortgage loans held for sale	(3,375,900)	(525,800)
Proceeds from sale of mortgage loans held for sale	3,466,309	532,787
Gain on sale of loans, net	(90,409)	(6,987)
Origination of mortgage servicing rights, net of amortization	10,836	2,881
Gain on sale of foreclosed real estate	(46,933)	(10,724)
Write down of foreclosed real estate	65,490	-
Loss (gain) on sale of repossessed assets, net	9,636	(953)
ESOP compensation expense	28,418	22,195
MRP compensation expense	4,276	4,275
Compensation expense on RRP options granted	5,151	5,151
Amortization of core deposit intangible	58,000	-
Amortization (accretion) of fair value adjustments on acquired:
Loans	37,148	-
Certificates of deposit	(58,000)	-
Increase in cash surrender value of life insurance	(24,256)	(26,420)
Change in assets and liabilities:
Decrease in accrued interest receivable	11,650	1,243
Decrease in other assets	349,239	42,668
(Decrease) increase in accrued interest payable and other liabilities	(391,088)	164,882
Net cash provided by operating activities	645,635	1,427,837
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(7,372,128)	(3,809,868)
Sales, calls, maturities, and paydowns	9,313,402	3,253,087
Net decrease in time deposits	205,861	-
Net (increase) decrease in federal funds sold	(3,076,000)	1,874,000
Net decrease (increase) in loans	3,836,474	(101,643)
Proceeds from sale of foreclosed real estate	427,858	125,241
Proceeds from sale of repossessed assets	66,364	22,513
Sale of non-marketable equity securities	422,553	-
Purchase of premises and equipment	(63,713)	(8,271)
Net cash provided by investing activities	3,760,671	1,355,059
Cash Flows from Financing Activities
Net decrease in deposits	(1,840,162)	(5,638,991)
Principal reduction of Federal Home Loan Bank advances	(2,811,033)	-
Net cash used in financing activities	(4,651,195)	(5,638,991)
Net decrease in cash and cash equivalents	(244,889)	(2,856,095)
Cash and cash equivalents:
Beginning	5,193,235	6,605,840
Ending	$4,948,346	$3,749,745

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$441,791	$505,762
Interest paid on borrowings	31,532	-
Income taxes paid, net of (refunds) received	(48,000)	92,000
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	591,241	400,425
Other assets acquired in settlement of loans	42,300	31,750
Sale of foreclosed real estate through loan origination	-	205,000
Increase in ESOP put option liability	108,271	20,307

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) is a savings and loan holding company incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $216.7 million at June 30, 2015 and is headquartered in Ottawa, Illinois. The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the communities it serves.

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

In connection with the Merger, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of June 30, 2015, Ottawa Savings Bancorp MHC holds 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

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

At June 30, 2015, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2015.

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

                The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of June 30, 2015 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$(76,977)	$197,819	$66,687	$431,818
Basic potential common shares:
Weighted average shares outstanding	2,894,123	2,117,979	2,894,123	2,117,979
Weighted average unallocated ESOP shares	(23,728)	(28,816)	(24,360)	(29,448)
Weighted average unvested MRP shares	(2,795)	(4,539)	(2,795)	(4,539)
Basic weighted average shares outstanding	2,867,600	2,084,624	2,866,968	2,083,992
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	-	5,618	2,335	5,594
Weighted average RRP options outstanding *	-	-	11,920	-
Dilutive weighted average shares outstanding	2,867,600	2,090,242	2,881,223	2,089,586
Basic earnings per share	$(0.03)	$0.09	$0.02	$0.21
Diluted earnings per share	$(0.03)	$0.09	$0.02	$0.21

* For all periods except the six months ended June 30, 2015, the effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At June 30, 2015, 45,017 shares at a fair value of $11.84 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	June 30,	December 31,
	2015	2014
Shares allocated	53,420	50,876
Shares withdrawn from the plan	(8,403)	(8,403)
Unallocated shares	22,894	25,438
Total ESOP shares	67,911	67,911
Fair value of unallocated shares	$271,065	$254,380

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015:
Available for Sale
State and municipal securities	$19,028,782	$290,474	$111,287	$19,207,969
Residential mortgage-backed securities	30,933,990	447,662	113,098	31,268,554
	$49,962,772	$738,136	$224,385	$50,476,523
December 31, 2014:
Available for Sale
State and municipal securities	$19,997,846	$261,791	$34,445	$20,225,192
Residential mortgage-backed securities	32,239,374	357,715	50,173	32,546,916
	$52,237,220	$619,506	$84,618	$52,772,108

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The amortized cost and fair value at June 30, 2015, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due after three months through one year	$241,903	$242,318
Due after one year through five years	539,608	557,120
Due after five years through ten years	7,305,135	7,426,001
Due after ten years	10,942,136	10,982,530
Residential mortgage-backed securities	30,933,990	31,268,554
	$49,962,772	$50,476,523

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
Securities Available for Sale
State and municipal securities	$4,871,126	$57,831	$679,989	$53,456	$5,551,115	$111,287
Residential mortgage-backed securities	7,328,146	83,049	2,688,957	30,049	10,017,103	113,098
	$12,199,272	$140,880	$3,368,946	$83,505	$15,568,218	$224,385
December 31, 2014
Securities Available for Sale
State and municipal securities	$408,165	$93	$701,492	$34,352	$1,109,657	$34,445
Residential mortgage-backed securities	2,449,087	21,546	3,468,577	28,627	5,917,664	50,173
	$2,857,252	$21,639	$4,170,069	$62,979	$7,027,321	$84,618

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

At June 30, 2015, 33 securities had unrealized losses with an aggregate depreciation of 1.42% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at June 30, 2015 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three months ended June 30, 2015 and 2014, resulting in no realized gains or losses. There were proceeds of $5.6 million from the sale of securities for the six months ended June 30, 2015 and no proceeds for the six months ended June 30, 2014, resulting in gross realized gains of $21,630 and none, respectively, and gross realized losses of $2,039 and none, respectively, for net realized gains of $19,591 and none, respectively. The tax provision applicable to the realized gains amounted to $7,605 and none, respectively.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	June 30,	December 31,
	2015	2014
Mortgage loans:
One-to-four family residential loans	$98,211,038	$98,144,990
Multi-family residential loans	2,805,396	3,111,650
Total mortgage loans	101,016,434	101,256,640

Other loans:
Non-residential real estate loans	20,327,648	20,928,085
Commercial loans	10,638,688	12,242,145
Consumer direct	1,471,310	1,724,700
Purchased auto	6,848,486	8,664,550
Total other loans	39,286,132	43,559,480
Gross loans	140,302,566	144,816,120
Less: Allowance for loan losses	(2,528,216)	(2,314,607)
Loans, net	$137,774,350	$142,501,513

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated.

	June 30,	December 31,
	2015	2014
Mortgage loans:
One-to-four family residential loans	$22,594,342	$23,667,808
Multi-family residential loans	297,600	529,147
Total mortgage loans	22,891,942	24,196,955

Other loans:
Non-residential real estate loans	3,039,576	3,141,438
Commercial loans	992,299	1,450,602
Consumer direct	720,723	1,006,915
Purchased auto	-	-
Total other loans	4,752,598	5,598,955
Gross loans	27,644,540	29,795,910
Less: Allowance for loan losses	-	-
Loans, net	$27,644,540	$29,795,910

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Purchased auto loans	$-	$1,027,194	$-	$1,528,166

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
One-to-four family	$35,393	$(130,891)	$83,959	$(237,840)
Multi-family	(25,597)	3,972	(25,949)	8,348
Non-residential	-	(108,493)	-	(154,247)
Commercial	-	-	-	-
Consumer direct	(20,183)	2,500	(43,671)	1,553
Purchased auto	(3,222)	(17,753)	(20,730)	(27,187)
Net (charge-offs)/recoveries	$(13,609)	$(250,065)	$(6,391)	$(409,373)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2015 and 2014:

June 30, 2015	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,956,183	$131,280	$228,173	$43,966	$20,942	$106,281	$2,486,825
Provision charged to income	(5,301)	38,287	14,837	(11,316)	28,440	(9,947)	55,000
Loans charged off	(10,057)	(29,569)	-	-	(21,383)	(4,629)	(65,638)
Recoveries of loans previously charged off	45,450	3,972	-	-	1,200	1,407	52,029
Balance at end of period	$1,986,275	$143,970	$243,010	$32,650	$29,199	$93,112	$2,528,216

June 30, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,251,220	$146,271	$473,214	$31,585	$2,282	$71,700	$2,976,272
Provision charged to income	352,224	61,342	(184,371)	2,749	(4,782)	17,838	245,000
Loans charged off	(139,603)	-	(108,493)	-	-	(17,760)	(265,856)
Recoveries of loans previously charged off	8,712	3,972	-	-	2,500	607	15,791
Balance at end of period	$2,472,553	$211,585	$180,350	$34,334	$-	$72,385	$2,971,207

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014:

June 30, 2015	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607
Provision charged to income	89,868	48,001	(2,088)	(3,297)	62,066	25,450	220,000
Loans charged off	(10,057)	(33,892)	-	-	(46,408)	(24,290)	(114,647)
Recoveries of loans previously charged off	94,016	7,943	-	-	2,737	3,560	108,256
Balance at end of period	$1,986,275	$143,970	$243,010	$32,650	$29,199	$93,112	$2,528,216

June 30, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580
Provision charged to income	433,068	61,870	(53,618)	4,369	(3,251)	27,562	470,000
Loans charged off	(251,003)	-	(154,247)	-	(947)	(31,203)	(437,400)
Recoveries of loans previously charged off	13,163	8,348	-	-	2,500	4,016	28,027
Balance at end of period	$2,472,553	$211,585	$180,350	$34,334	$-	$72,385	$2,971,207

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014:

June 30, 2015	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,803,894	$-	$2,090,889	$90,287	$-	$10,392	$4,995,462
Loans acquired with deteriorated credit quality	1,186,019	-	15,139	-	-	-	1,201,158
Loans collectively evaluated for impairment	94,221,125	2,805,396	18,221,620	10,548,401	1,471,310	6,838,094	134,105,946
Ending Balance	$98,211,038	$2,805,396	$20,327,648	$10,638,688	$1,471,310	$6,848,486	$140,302,566

Period-end amount allocated to:
Loans individually evaluated for impairment	$216,454	$-	$19,987	$-	$-	$-	$236,441
Loans collectively evaluated for impairment	1,769,821	143,970	223,023	32,650	29,199	93,112	2,291,775
Balance at end of period	$1,986,275	$143,970	$243,010	$32,650	$29,199	$93,112	$2,528,216

December 31, 2014	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,352,445	$257,399	$2,007,871	$-	$-	$10,971	$4,628,686
Loans acquired with deteriorated credit quality	1,292,549	-	31,098	-	-	-	1,323,647
Loans collectively evaluated for impairment	94,499,996	2,854,251	18,889,116	12,242,145	1,724,700	8,653,579	138,863,787
Ending Balance	$98,144,990	$3,111,650	$20,928,085	$12,242,145	$1,724,700	$8,664,550	$144,816,120

Period-end amount allocated to:
Loans individually evaluated for impairment	$43,055	$-	$-	$-	$-	$-	$43,055
Loans collectively evaluated for impairment	1,769,393	121,918	245,098	35,947	10,804	88,392	2,271,552
Balance at end of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of June 30, 2015 and December 31, 2014:

June 30, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$6,302,491	$2,988,663	$1,001,250	$3,989,913	$216,454	$3,842,872
Multi-family	-	-	-	-	-	-
Non-residential	2,148,390	2,066,222	39,806	2,106,028	19,987	2,045,638
Commercial	90,287	90,287	-	90,287	-	43,578
Consumer direct	-	-	-	-	-	6,927
Purchased auto	10,392	10,392	-	10,392	-	3,464
	$8,551,560	$5,155,564	$1,041,056	$6,196,620	$236,441	$5,942,479

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$6,321,593	$3,364,478	$280,516	$3,644,994	$43,055	$3,232,026
Multi-family	440,669	257,399	-	257,399	-	196,499
Non-residential	2,220,498	2,038,969	-	2,038,969	-	2,030,582
Commercial	-	-	-	-	-	-
Consumer direct	3,851	-	-	-	-	-
Purchased auto	10,971	10,971	-	10,971	-	4,179
	$8,997,582	$5,671,817	$280,516	$5,952,333	$43,055	$5,463,286

For the three and six months ended June 30, 2015 and 2014, the Company recognized no accrued or cash basis interest income on impaired loans.

At June 30, 2015, there were 67 impaired loans totaling approximately $6.2 million, compared to 67 impaired loans totaling approximately $6.0 million at December 31, 2014. The change in impaired loans was a result of writing down and moving seven impaired loans totaling approximately $595,000 to OREO, the pay-off or charge-off of six impaired loans totaling approximately $343,000, returning one loan of approximately $73,000 to accruing, and payments of approximately $89,000, offset by adding seven loans totaling approximately $1.2 million to the impaired loan list and principal advances of approximately $0.2 million.

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

                Impaired loans at June 30, 2015 included $2.8 million of loans whose terms have been modified in troubled debt restructurings, compared to $2.6 million at December 31, 2014. The amount of TDR loans included in impaired loans increased as a result of the re-default of one TDR (originally restructured in 2010) totaling approximately $388,000 and principal advances on two TDRs of approximately $0.2 million, offset by writing down and moving two TDRs totaling approximately $311,000 to OREO, and payments of approximately $39,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

There were no new loans classified as troubled debt restructurings during the three or six months ended June 30, 2015 and 2014.

There were no troubled debt restructured loans that were restructured during the twelve months prior to June 30, 2015 and 2014 that had payment defaults (i.e., 60 days or more past due following a modification), during the three months ended June 30, 2015 and 2014. The troubled debt restructured loans that were restructured during the twelve months prior to June 30, 2015 and 2014 that had payment defaults during the six months ended June 30, 2015 and 2014, segregated by class are shown below.

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	-	$-	1	$60,772
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	-	$-	1	$60,772

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and nonperforming factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as June 30, 2015 and December 31, 2014:

June 30, 2015	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$4,081,322	$-
Multi-family	-	-
Non-residential	2,106,028	-
Commercial	90,287	-
Consumer direct	-	-
Purchased auto	10,392	-
	$6,288,029	$-

December 31, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,732,833	$-
Multi-family	257,399	-
Non-residential	2,038,969	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	10,971	-
	$6,040,172	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of June 30, 2015 and December 31, 2014:

June 30, 2015	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,355,284	$779,357	$1,447,797	$4,582,438	$93,628,600	$98,211,038
Multi-family	-	-	-	-	2,805,396	2,805,396
Non-residential	667,656	-	37,092	704,748	19,622,900	20,327,648
Commercial	-	-	-	-	10,638,688	10,638,688
Consumer direct	2,043	-	-	2,043	1,469,267	1,471,310
Purchased auto	-	-	10,392	10,392	6,838,094	6,848,486
	$3,024,983	$779,357	$1,495,281	$5,299,621	$135,002,945	$140,302,566

December 31, 2014	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,622,762	$309,909	$1,741,415	$4,674,086	$93,470,904	$98,144,990
Multi-family	150,418	-	257,399	407,817	2,703,833	3,111,650
Non-residential	526,713	419,697	114,573	1,060,983	19,867,102	20,928,085
Commercial	96,525	-	-	96,525	12,145,620	12,242,145
Consumer direct	9,172	-	-	9,172	1,715,528	1,724,700
Purchased auto	-	-	10,971	10,971	8,653,579	8,664,550
	$3,405,590	$729,606	$2,124,358	$6,259,554	$138,556,566	$144,816,120

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of June 30, 2015 and December 31, 2014, the risk category of loans by class is as follows:

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,240,141	$3,989,913	$-	$92,980,984
Multi-family	-	-	-	-	2,805,396
Non-residential	17,976,089	245,531	2,106,028	-	-
Commercial	10,009,731	538,670	90,287	-	-
Consumer direct	-	-	-	-	1,471,310
Purchased auto	-	-	10,392	-	6,838,094
Total	$27,985,820	$2,024,342	$6,196,620	$-	$104,095,784

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,486,881	$3,644,994	$-	$93,013,115
Multi-family	-	-	257,399	-	2,854,251
Non-residential	18,889,116	-	2,038,969	-	-
Commercial	11,646,385	595,760	-	-	-
Consumer direct	-	-	-	-	1,724,700
Purchased auto	-	-	10,971	-	8,653,579
Total	$30,535,501	$2,082,641	$5,952,333	$-	$106,245,645

At June 30, 2015, the Company held approximately $285,000 of foreclosed residential real estate property. In addition, the Company also held approximately $515,000 in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $9,000 both six month periods ended June 30, 2015 and 2014, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the six months ended June 30, 2015 and 2014, the Company did not grant additional options or shares under the MRP.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2015 and the year ended December 31, 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

				Total
June 30, 2015	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$19,207,969	$-	$19,207,969
Residential mortgage-backed securities available for sale	-	31,268,554	-	31,268,554
	$-	$50,476,523	$-	$50,476,523

				Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$20,225,192	$-	$20,225,192
Residential mortgage-backed securities available for sale	-	32,546,916	-	32,546,916
	$-	$52,772,108	$-	$52,772,108

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

				Total
June 30, 2015	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$404,776	$404,776
Impaired loans, net	-	-	804,615	804,615

				Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$295,650	$295,650
Impaired loans, net	-	-	1,561,108	1,561,108

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at
	Carrying	June 30, 2015 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$4,948,346	$4,948,346	$-	$-	$4,948,346
Time deposits	649,000	649,000	-	-	649,000
Federal funds sold	4,738,000	4,738,000	-	-	4,738,000
Securities	51,834,644	-	50,476,523	1,358,121	51,834,644
Net loans	137,774,350	-	-	140,737,000	140,737,000
Accrued interest receivable	869,962	869,962	-	-	869,962
Mortgage servicing rights	282,655	-	-	282,655	282,655
Financial Liabilities:
Non-interest bearing deposits	9,118,809	9,118,809	-	-	9,118,809
Interest bearing deposits	171,216,048	-	-	168,387,191	168,387,191
Accrued interest payable	1,744	1,744	-	-	1,744
FHLB Advances	2,672,003	-	2,672,003	-	2,672,003

		Fair Value Measurements at
	Carrying	December 31, 2014 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,193,235	$5,193,235	$-	$-	$5,193,235
Time deposits	854,861	854,861	-	-	854,861
Federal funds sold	1,662,000	1,662,000	-	-	1,662,000
Securities	54,552,782	-	52,772,108	1,780,674	54,552,782
Net loans	142,501,513	-	-	144,682,000	144,682,000
Accrued interest receivable	881,612	881,612	-	-	881,612
Mortgage servicing rights	271,819	-	-	271,819	271,819
Financial Liabilities:
Non-interest bearing deposits	8,198,356	8,198,356	-	-	8,198,356
Interest bearing deposits	174,034,663	-	-	172,789,644	172,789,644
Accrued interest payable	369	369	-	-	369
FHLB Advances	5,483,036	-	5,483,036	-	5,483,036

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

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of June 30, 2015 and December 31, 2014, the fair values of the commitments are immaterial in nature.

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

$7,125,000

Total acquisition related costs included in other noninterest expenses in the consolidated statement of operations for the period ended June 30, 2015 and 2014 were approximately $850,000 and $119,000, respectively. For 2015, the acquisition related costs are related to the merge of the core processing systems and include a one-time early termination fee paid to Twin Oak’s former processor of $485,000. In 2014, the costs were primarily legal expenses.

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

The following table reflects activity for the loans acquired with deteriorated credit quality for the six months ended June 30, 2015:

Balance, beginning of year	$1,323,647
Payment activity	(113,141)
Charge-offs	(68,973)
Recoveries	-
Transfer to OREO	-
Accretion to income	59,625
$1,201,158

The accretable discount as of June 30, 2015 is $302,375.

Supplemental Pro Forma Results:

The following table includes pro forma unaudited results for the three and six month periods ended June 30, 2014, as if the acquisition had occurred as of January 1, 2014. The pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

	Three Months	Six Months
	Ended June 30, 2014
	(unaudited)
	(Dollar amounts in thousands)
Net interest income after provision for loan losses	$1,599	$2,688
Total other income	200	365
Total revenue	2,433	4,800

Net income	$164	$127

Net pro forma adjustments of $8,000 and $17,000, respectively were added to net income for the three and six months ended June 30, 2014 to reflect the net effect of purchase accounting adjustments amortized over the appropriate time frames.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2015 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us (including Twin Oaks), legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and in inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 30, 2015.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2015 AND DECEMBER 31, 2014

                The Company's total assets decreased $5.0 million, or 2.3%, to $216.7 million at June 30, 2015, from $221.7 million at December 31, 2014. The decrease in assets was primarily due to a decrease in loans of $4.7 million and a decrease in securities available for sale of $2.3 million, partially offset by an increase in federal funds sold of $3.1 million.

Cash and cash equivalents decreased $0.2 million, or 4.7%, to $4.9 million at June 30, 2015 from $5.2 million at December 31, 2014, primarily as a result of cash used in financing activities of $4.6 million exceeding cash provided by operating activities of $0.6 million and investing activities of $3.8 million. In addition to a decrease in deposits, the cash used in financing activities includes a principal reduction in Federal Home Loan Bank advances of $2.8 million.

Federal funds sold increased $3.1 million, or 185.1%, to $4.7 million at June 30, 2015 from $1.7 million at December 31, 2014, primarily as a result of cash provided by operating and investing activities.

Securities available for sale decreased $2.3 million, or 4.4%, to $50.5 million at June 30, 2015 from $52.8 million at December 31, 2014. The decrease was primarily due to sales and maturities of $5.8 million and pay-downs of $3.5 million, offset by $7.4 million in purchases.

                Loans, net of the allowance for loan losses, decreased $4.7 million, or 3.3%, to $137.8 million at June 30, 2015 from $142.5 million at December 31, 2014. The decrease in loans, net of the allowance for loan losses, was primarily due to a decrease in the purchased auto loan portfolio of $1.8 million, a decrease of commercial loans of $1.6 million, decrease of mortgage loans of $0.1 million, a decrease of $0.3 million in consumer direct loans, a decrease in non-residential real estate loans of $0.6 million, and an increase in the allowance for loan losses of $0.2 million. Additionally, there were the normal pay-downs and principal reductions. The Company is focusing its lending efforts on customers based primarily in its local market and purchased auto loans from regulated financial institutions.

                Foreclosed real estate increased approximately $0.1 million, or 62.3%, to $0.4 million at June 30, 2015 from $0.2 million at December 31, 2014. The increase was primarily due to the addition of five properties valued at approximately $0.6 million acquired through loan foreclosures offset by the sale of two properties with proceeds of $0.4 million and additional valuation adjustments on two properties of approximately $0.1 million.

Total deposits decreased $1.9 million, or 1.0%, to $180.3 million at June 30, 2015, from $182.2 million at December 31, 2014. The decrease is primarily due to a decrease in certificates of deposit of $5.7 million, or 5.7% and a decrease in savings account balances of $0.1 million, partially offset by an increase in checking and money market balances of $3.9 million, or 6.4% from December 31, 2014 to June 30, 2015.

Equity decreased slightly, to just under $29.7 million at June 30, 2015, from $29.7 million at December 31, 2014. The decrease in equity is primarily a result of an increase in the maximum cash obligation related to ESOP shares of $0.1 million and a slight decrease in other comprehensive income offset by net income for the six months ended June 30, 2015 and other increases totaling approximately $0.1 million.

The ongoing state of economic uncertainty continues to affect our asset quality. We continue to experience a decline in the market values of homes in our market area in general and also on specific properties held as collateral. While local economic conditions are improving, they continue to lag national indicators including higher levels of unemployment. Higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have collectively resulted in nonperforming loans totaling 4.45% of total gross loan receivables as of June 30, 2015, up from 4.15% at December 31, 2014.

The Company’s nonperforming assets consist of non-accrual loans and foreclosed real estate. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first six months of 2015, nonaccrual loans increased 4.1% to $6.3 million from $6.0 million as of December 31, 2014. The increase was the result of writing down and moving seven impaired loans totaling approximately $595,000 to OREO, the pay-off or charge-off of six impaired loans totaling approximately $343,000, returning one loan of approximately $73,000 to accruing, and payments of approximately $89,000, offset by adding seven loans totaling approximately $1.2 million to the impaired loan list and principal advances of approximately $0.2 million.

The following table summarizes nonperforming assets for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Non-accrual:	(In Thousands)
One-to-four family	$4,082	$3,880	$3,733	$3,041	$3,406
Multi-family	-	136	257	441	184
Non-residential real estate	2,106	1,907	2,039	1,726	2,092
Commercial	90	-	-	-	-
Consumer direct	10	-	-	-	-
Purchased auto	-	-	11	-	12
Total non-accrual loans	6,288	5,923	6,040	5,208	5,694
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	6,288	5,923	6,040	5,208	5,694
Foreclosed real estate	377	511	233	332	666
Other repossessed assets	27	36	63	25	17
Total nonperforming assets	$6,692	$6,470	$6,336	$5,565	$6,377

The table below presents selected asset quality ratios for the prior five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Allowance for loan losses as a percent of gross loans receivable	1.79%	1.71%	1.59%	2.60%	2.61%
Allowance for loan losses as a percent of total nonperforming loans	40.21%	41.99%	38.33%	57.89%	52.18%
Nonperforming loans as a percent of gross loans receivable	4.45%	4.08%	4.15%	4.49%	5.00%
Nonperforming loans as a percent of total assets	2.90%	2.69%	2.72%	3.24%	3.43%
Nonperforming assets as a percent of total assets	3.09%	2.94%	2.86%	3.46%	3.84%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

General. Net loss for the three months ended June 30, 2015 was $77,000 compared to net income of $198,000 for the three months ended June 30, 2014. Net income during the second quarter of 2015 was lower than the second quarter of 2014, primarily due to one-time conversion and de-conversion costs charged by the Bank’s core processor to migrate and convert the Twin Oak’s accounts to our systems, and costs charged by Twin Oak’s core processor to work with the Bank’s processor and conversion teams to migrate and convert accounts. Additionally, the bank paid approximately $0.5 million in early termination fees to Twin Oak’s former processor. These higher costs during the second quarter of 2015 were partially offset by an increase in interest income, an increase in other income, a decrease in allowance for loan losses, and a decrease in income taxes as compared to the second quarter of 2014.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,717	$1,451	$266	18.33%
Securities:
Residential mortgage-backed securities	157	136	21	15.44
State and municipal securities	141	72	69	95.83
Dividends on non-marketable equity securities	2	1	1	100.00
Interest-bearing deposits	2	1	1	100.00
Total interest and dividend income	2,019	1,661	358	21.55
Interest expense:
Deposits	219	245	(26)	(10.61)
Borrowings	16	-	16	100.00
Total interest expense	235	245	(10)	(4.08)
Net interest income	$1,784	$1,416	$368	25.99%

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

	Three Months Ended June 30,
	2015			2014
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$137,840	$1,717	4.98%	$110,045	$1,451	5.27%
Securities, net (2)	50,624	298	2.35%	35,848	208	2.32%
Non-marketable equity securities	1,499	2	0.53%	1,234	1	0.32%
Interest-bearing deposits	7,165	2	0.11%	4,894	1	0.08%
Total interest-earning assets	197,128	2,019	4.10%	152,021	1,661	4.37%
Interest-bearing liabilities
Money Market accounts	$29,872	$16	0.21%	$20,001	$12	0.24%
Passbook accounts	22,965	4	0.07%	18,683	3	0.06%
Certificates of Deposit accounts	93,910	197	0.84%	82,857	228	1.10%
Checking accounts	23,921	2	0.30%	15,479	2	0.05%
Advances and borrowed funds	2,677	16	2.39%	-	-	0.00%
Total interest-bearing liabilities	173,345	235	0.54%	137,020	245	0.72%
NET INTEREST INCOME		$1,784			$1,416
NET INTEREST RATE SPREAD (3)			3.55%			3.66%
NET INTEREST MARGIN (4)			3.62%			3.73%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
AVERAGE INTEREST-BEARING LIABILITIES			113.72%			110.95%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2015 and 2014. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended June 30,
	2015 Compared to 2014
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$346	$(80)	$266
Securities, net	87	3	90
Non-marketable equity securities	-	1	1
Interest-bearing deposits	1	-	1
Total interest-earning assets	$434	$(76)	$358
Interest expense on
Money Market accounts	$5	$(1)	$4
Passbook accounts	1	-	1
Certificates of Deposit accounts	23	(54)	(31)
Checking	1	(1)	-
Advances and borrowed funds	16	-	16
Total interest-bearing liabilities	46	(56)	(10)
Change in net interest income	$388	$(20)	$368

Net interest income increased $368,000, or 26.0%, to $1.8 million for the three months ended June 30, 2015 compared to $1.4 million for the three months ended June 30, 2014. Interest and dividend income increased $358,000 due to the increase in average interest earning assets of $45.1 million, offset by the yield decreasing on interest earning assets from 4.37% to 4.10%. The increase in earning assets is primarily attributable to the merger with Twin Oaks. The yield on the loan portfolio declined slightly as the low rate environment continued during the second quarter of 2015. In addition, loans increased $29.8 million as a result of loans added to the Bank’s portfolio in connection with the Merger. The increase in net interest income also included a $10,000, or 4.1%, decrease in interest expense. The cost of funds declined 18 basis points, or 25.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities increased by $36.3 million, or 26.5%. Net interest margin decreased slightly during the three months ended June 30, 2015 to 3.55% compared to 3.66% at June 30, 2014.

Provision for Loan Losses. Management recorded a loan loss provision of $55,000 and $245,000 for the three months periods ended June 30, 2015 and 2014, respectively. The provision is primarily attributed to the reserves required for the one-to-four family, non-residential and purchased auto segments as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued decline of property values are the result of local economic conditions that are improving, but continue to lag national indicators, including higher levels of unemployment locally of 5.7%, versus 6.0% for the State of Illinois and the national level of 5.3%. Based on a review of the loans that were in the loan portfolio at June 30, 2015, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended June 30, 2015 and 2014.

	Three months ended
	June 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$-	$-	-%
Gain on sale of loans	52	5	47	940.00
Gain on sale of OREO	41	5	36	720.00
Gain on sale of repossessed assets	2	4	(2)	(50.00)
Origination of mortgage servicing rights, net of amortization	11	(1)	12	1,200.00
Customer service fees	111	74	37	(50.00)
Income on bank owned life insurance	12	12	-	-
Other	26	27	(1)	(3.70)
Total other income	$255	$126	$129	102.38%

The increase in total other income was primarily due to increases on gain on sale of loans, increases in customer service fees, and gains on sales of OREO properties. The increase in customer service fees is primarily due to the increase in deposits related to the merge with Twin Oaks at December 31, 2014.

Other Expenses. The following table summarizes other expenses for the three months ended June 30, 2015 and 2014.

	Three months ended
	June 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$700	$426	$274	64.32%
Directors fees	38	25	13	52.00
Occupancy	177	128	49	38.28
Deposit insurance premium	44	36	8	22.22
Legal and professional services	82	128	(46)	(35.94)
Data processing	797	71	726	1,022.54
Loss on sale of securities	-	-	-	-
Valuation adjustments and expenses on foreclosed real estate	90	19	71	373.68
Loss on sale of OREO	-	2	(2)	(100.00)
Loss on sale of repossessed assets	2	-	2	100.00
Other	254	183	71	38.80
Total other expenses	$2,184	$1,018	$1,166	114.54%

Efficiency ratio (1)	107.11%	66.02%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to the merge with Twin Oaks as of December 31, 2014 as there are now three branch locations to support rather than the one facility that existed as of June 30, 2014. Additionally, data processing costs increased because, until mid-May of 2015, we were supporting two core processing systems and have also incurred additional costs related to data conversion, including approximately $0.5 million in early termination fees. The increase also includes increases in salaries and employee benefits, resulting from additional staff and directors in connection with the Merger and in the lending area, as well as annual merit increases. The efficiency ratio increased due to increased other expenses for the current period primarily related to the Merger.

Income Taxes. The Company recorded an income tax benefit of $122,000 and an income tax expense of $82,000 for the three months ended June 30, 2015 and 2014, respectively. The difference in effective tax rates between the periods is primarily a result of higher levels of tax exempt income during 2015. For the three months ended June 30, 2015 the Company had approximately $146,000 in tax exempt income, compared to approximately $77,000 for the three months ended June 30, 2014.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

General. Net income for the six months ended June 30, 2015 was $67,000 compared to net income of $432,000 for the six months ended June 30, 2014. Net income during the first six months of 2015 was lower than the first six months of 2014, primarily due to one-time conversion and de-conversion costs charged by the Bank’s core processor to migrate and convert the Twin Oak’s accounts to our systems, and costs charged by Twin Oak’s core processor to work with the Bank’s processor and conversion teams to migrate and convert accounts. Additionally, the bank paid approximately $0.5 million in early termination fees to Twin Oak’s former processor.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,457	$2,847	$610	21.43%
Securities:
Residential mortgage-backed securities	314	281	33	11.74
State and municipal securities	283	142	141	99.30
Dividends on non-marketable equity securities	3	2	1	50.00
Interest-bearing deposits	8	2	6	300.00
Total interest and dividend income	4,065	3,274	791	24.16
Interest expense:
Deposits	443	507	(64)	(12.62)
Borrowings	32	-	32	100.00
Total interest expense	475	507	(32)	(6.31)
Net interest income	$3,590	$2,767	$823	29.74%

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

	Six Months Ended June 30,
	2015			2014
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$139,788	$3,457	4.95%	$110,081	$2,847	5.17%
Securities, net (2)	49,608	597	2.41%	35,963	423	2.35%
Non-marketable equity securities	1,640	3	0.37%	1,234	2	0.32%
Interest-bearing deposits	7,673	8	0.21%	6,242	2	0.06%
Total interest-earning assets	198,709	4,065	4.09%	153,520	3,274	4.27%
Interest-bearing liabilities
Money Market accounts	$28,731	$30	0.21%	$20,721	$25	0.24%
Passbook accounts	22,898	8	0.07%	18,432	7	0.08%
Certificates of Deposit accounts	95,046	400	0.84%	83,997	472	1.12%
Checking accounts	24,229	5	0.04%	15,399	3	0.04%
Advances and borrowed funds	2,680	32	2.39%	-	-	0.00%
Total interest-bearing liabilities	173,584	475	0.55%	138,549	507	0.73%
NET INTEREST INCOME		$3,590			$2,767
NET INTEREST RATE SPREAD (3)			3.54%			3.53%
NET INTEREST MARGIN (4)			3.61%			3.60%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
AVERAGE INTEREST-BEARING LIABILITIES			114.47%			110.81%

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

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2015 and 2014. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Six Months Ended June 30,
	2015 Compared to 2014
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$734	$(124)	$610
Securities, net	164	10	174
Non-marketable equity securities	1	-	1
Interest-bearing deposits	1	5	6
Total interest-earning assets	$900	$(109)	$791
Interest expense on
Money Market accounts	$8	$(3)	$5
Passbook accounts	2	(1)	1
Certificates of Deposit accounts	46	(118)	(72)
Checking	2	-	2
Advances and borrowed funds	32	-	32
Total interest-bearing liabilities	90	(122)	(32)
Change in net interest income	$810	$13	$823

Net interest income increased $823,000, or 29.7%, to $3.6 million for the six months ended June 30, 2015 compared to $2.8 million for the six months ended June 30, 2014. Interest and dividend income increased $791,000 due to the increase in average interest earning assets of $45.2 million, offset by the yield decreasing on loans from 5.17% to 4.95%. The increase in earning assets is primarily attributable to the merger with Twin Oaks. The yield on the loan portfolio declined slightly as the low rate environment continued during the second quarter of 2015. In addition, loans increased $29.7 million as a result of loans added to the Bank’s portfolio in connection with the Merger. The increase in net interest income also included a $32,000, or 6.3%, decrease in interest expense. The cost of funds declined 18 basis points, or 24.7%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities increased by $35.0 million, or 25.3%, primarily due to the Merger. Net interest margin improved slightly during the six months ended June 30, 2015 to 3.61% compared to 3.60% at June 30, 2014.

Provision for Loan Losses. Management recorded a loan loss provision of $220,000 and $470,000 for the six months periods ended June 30, 2015 and 2014, respectively. The provision is primarily attributed to the reserves required for the one-to-four family, non-residential and purchased auto segments as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued decline of property values are the result of local economic conditions that are improving, but continue to lag national indicators, including higher levels of unemployment locally of 5.7%, versus 6.0% for the State of Illinois and the national level of 5.3%. Based on a review of the loans that were in the loan portfolio at June 30, 2015, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable

Management uses available information to establish the appropriate level of the allowance for loan losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Other Income. The following table summarizes other income for the six months ended June 30, 2015 and 2014.

	Six months ended
	June 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$22	$-	$22	100.00%
Gain on sale of loans	90	7	83	1,185.71
Gain on sale of OREO	47	21	26	123.81
Gain on sale of repossessed assets	2	4	(2)	(50.00)
Origination of mortgage servicing rights, net of amortization	11	(3)	14	466.67
Customer service fees	206	144	62	43.06
Income on bank owned life insurance	24	26	(2)	(7.69)
Other	53	55	(2)	(3.64)
Total other income	$455	$254	$201	79.13%

The increase in total other income was primarily due to gains on the sales of securities, increases on gain on sale of loans, and increases in customer service fees. The increase in customer service fees is primarily due to the increase in deposits related to the merger with Twin Oaks at December 31, 2014.

Other Expenses. The following table summarizes other expenses for the six months ended June 30, 2015 and 2014.

	Six months ended
	June 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,412	$824	$588	71.36%
Directors fees	76	50	26	52.00
Occupancy	331	260	71	27.31
Deposit insurance premium	89	69	20	28.99
Legal and professional services	185	221	(36)	(16.29)
Data processing	1,172	139	1,033	743.17
Loss on sale of securities	2	-	2	100.00
Valuation adjustments and expenses on foreclosed real estate	110	42	68	161.90
Loss on sale of OREO	-	10	(10)	(100.00)
Loss on sale of repossessed assets	12	3	9	300.00
Other	475	308	167	54.22
Total other expenses	$3,864	$1,926	$1,938	100.62%

Efficiency ratio (1)	95.53%	63.75%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to the merger with Twin Oaks as of December 31, 2014 as there are now three branch locations to support rather than the one facility that existed as of June 30, 2014. Additionally, data processing costs increased because, until mid-May of 2015, we were supporting two core processing systems and have also incurred additional costs related to data conversion, including approximately $0.5 million in early termination fees. The increase also includes increases in salaries and employee benefits, resulting from additional staff and directors in connection with the Merger, as well as annual merit increases. The efficiency ratio increased due to increased other expenses for the current period primarily related to the Merger.

Income Taxes. The Company recorded an income tax benefit of $106,000 and an income tax expense of $193,000 for the six months ended June 30, 2015 and 2014, respectively. The difference in effective tax rates between the periods is primarily a result of higher levels of tax exempt income during 2015. For the six months ended June 30, 2015 the Company had approximately $291,000 in tax exempt income, compared to approximately $155,000 for the six months ended June 30, 2014.

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

At June 30, 2015 the Bank had outstanding commitments to originate $1.4 million in loans, unfunded lines of credit of $11.4 million, a commitment to purchase $1.5 million in auto loans, and $1.0 million in commitments to fund construction loans. In addition, as of June 30, 2015, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $41.5 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of June 30, 2015, the Bank had $62.5 million of available credit from the FHLBC and there were $2.7 million in FHLBC advances outstanding. In addition, as of June 30, 2015 the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2015, the Company had cash and cash equivalents of $277,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at June 30, 2015 of 12.51%, 21.69% and 22.96%, respectively, compared to ratios at December 31, 2014 of 11.59%, 19.03% and 20.28%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the six months ended June 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. As of June 30, 2015, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.       Description

3.1	Certificate of Incorporation of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on December 17, 2014)

3.2	Bylaws of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Company’s Form 8-K filed on January 7, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 14, 2015	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)