Form 10-Q
period 2015-09-30
Ottawa Savings Bancorp, Inc.
filed 2015-11-13
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2015
Common Stock, $0.01 par value	2,894,123

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2015

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$2,577,799	$2,053,117
Interest earning deposits	1,826,125	3,140,118
Total cash and cash equivalents	4,403,924	5,193,235
Time deposits	649,000	854,861
Federal funds sold	5,668,000	1,662,000
Securities available for sale	50,640,707	52,772,108
Non-marketable equity securities	1,358,121	1,780,674
Loans, net of allowance for loan losses of $2,324,587 and $2,314,607 at September 30, 2015 and December 31, 2014, respectively	139,256,712	142,501,513
Loans held for sale	102,000	-
Premises and equipment, net	7,067,382	7,040,228
Accrued interest receivable	824,066	881,612
Foreclosed real estate	146,428	232,650
Deferred tax assets	2,897,770	3,055,068
Cash value of life insurance	2,183,848	2,148,043
Goodwill	649,869	649,869
Core deposit intangible	480,000	567,000
Other assets	1,958,706	2,386,030
Total assets	$218,286,533	$221,724,891
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$9,913,540	$8,198,356
Interest bearing	171,847,271	174,034,663
Total deposits	181,760,811	182,233,019
Accrued interest payable	2,794	369
FHLB advances	2,672,003	5,483,036
Other liabilities	3,072,363	3,876,053
Total liabilities	187,507,971	191,592,477
Commitments and contingencies
Redeemable common stock held by ESOP plan	462,890	424,730
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,001,055 shares issued	30,010	30,010
Additional paid-in-capital	15,842,174	15,830,623
Retained earnings	15,947,081	15,423,412
Unallocated ESOP shares	(216,223)	(254,380)
Unearned management recognition plan shares	(5,975)	(12,388)
Accumulated other comprehensive income	393,613	327,255
	31,990,680	31,344,532
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(462,890)	(424,730)
Total stockholders' equity	30,315,672	29,707,684
Total liabilities and stockholders' equity	$218,286,533	$221,724,891

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$1,670,235	$1,463,865	$5,126,949	$4,310,573
Securities:
Residential mortgage-backed and related securities	159,046	133,958	473,026	415,161
State and municipal securities	142,296	72,342	425,199	214,535
Dividends on non-marketable equity securities	1,680	1,303	4,958	3,383
Interest-earning deposits	3,545	328	11,415	2,300
Total interest and dividend income	1,976,802	1,671,796	6,041,547	4,945,952
Interest expense:
Deposits	215,036	234,254	658,202	741,065
Borrowings	15,847	179	47,379	179
Total interest expense	230,883	234,433	705,581	741,244
Net interest income	1,745,919	1,437,363	5,335,966	4,204,708
Provision for loan losses	-	225,000	220,000	695,000
Net interest income after provision for loan losses	1,745,919	1,212,363	5,115,966	3,509,708
Other non-interest income:
Gain on sale of securities	-	42,054	21,630	42,054
Gain on sale of loans	57,812	18,455	148,221	25,442
Gain on sale of OREO	168,974	60,706	215,907	81,701
Gain on sale of repossessed assets	7,237	4,000	9,572	7,872
Origination of mortgage servicing rights, net of amortization	(3,434)	1,368	7,402	(1,513)
Customer service fees	122,735	79,941	328,293	223,523
Income on bank owned life insurance	11,549	12,865	35,805	39,285
Other	26,965	28,454	79,737	83,652
Total other non-interest income	391,838	247,843	846,567	502,016
Other non-interest expenses:
Salaries and employee benefits	739,607	476,538	2,151,162	1,300,716
Directors fees	37,800	25,200	113,400	75,600
Occupancy	168,137	124,932	498,748	385,204
Deposit insurance premium	45,673	35,098	134,778	103,772
Legal and professional services	82,528	184,365	267,931	405,294
Data processing	124,221	80,797	1,296,387	219,274
Loss on sale of securities	-	17,234	2,039	17,234
Valuation adjustments and expenses on foreclosed real estate	44,865	13,524	154,768	55,710
Loss on sale of OREO	-	-	-	10,271
Loss on sale of repossessed assets	-	-	11,971	2,919
Other	227,380	164,872	702,685	473,146
Total other non-interest expenses	1,470,211	1,122,560	5,333,869	3,049,140
Income before income tax expense	667,546	337,646	628,664	962,584
Income tax expense	210,564	101,426	104,995	294,546
Net income	$456,982	$236,220	$523,669	$668,038
Basic earnings per share	$0.16	$0.11	$0.18	$0.32
Diluted earnings per share	$0.16	$0.11	$0.18	$0.32

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$456,982	$236,220	$523,669	$668,038
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	129,597	(8,643)	128,052	475,011
Reclassification adjustment for net (gains) included in net income	-	(24,820)	(19,591)	(24,820)
Other comprehensive income (loss), before tax	129,597	(33,463)	108,461	450,191
Income tax expense (benefit) related to items of other comprehensive income	50,307	(12,990)	42,103	174,427
Other comprehensive income (loss), net of tax	79,290	(20,473)	66,358	275,764
Comprehensive income	$536,272	$215,747	$590,027	$943,802

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash Flows from Operating Activities
Net income	$523,669	$668,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165,740	134,199
Provision for loan losses	220,000	695,000
Provision for deferred income taxes	115,195	(11,002)
Net amortization of premiums and discounts on securities	535,220	418,500
Gain on sale of securities, net	(19,591)	(24,820)
Origination of mortgage loans held for sale	(5,075,975)	(1,570,150)
Proceeds from sale of mortgage loans held for sale	5,112,792	1,487,592
Gain on sale of loans, net	(138,817)	(25,442)
Origination of mortgage servicing rights, net of amortization	(7,401)	1,513
Gain on sale of foreclosed real estate	(215,907)	(71,430)
Write down of foreclosed real estate	75,490	-
Loss (gain) on sale of repossessed assets	2,399	(4,953)
ESOP compensation expense	41,981	34,363
MRP compensation expense	6,413	6,412
Compensation expense on RRP options granted	7,727	7,726
Amortization of core deposit intangible	87,000	-
Amortization (accretion) of fair value adjustments on acquired:
Loans	115,835	-
Certificates of deposit	(82,000)	-
Increase in cash surrender value of life insurance	(35,805)	(39,285)
Change in assets and liabilities:
Decrease in accrued interest receivable	57,546	31,673
Decrease (increase) in other assets	402,797	(210,619)
(Decrease) in accrued interest payable and other liabilities	(801,265)	(175,454)
Net cash provided by operating activities	1,093,043	1,351,861
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(9,481,877)	(3,809,868)
Sales, calls, maturities, and paydowns	11,206,110	8,311,265
Net decrease in time deposits	205,861	-
Net (increase) decrease in federal funds sold	(4,006,000)	2,741,000
Net decrease (increase) in loans	1,844,187	(2,426,528)
Proceeds from sale of foreclosed real estate	1,218,318	408,582
Proceeds from sale of repossessed assets	102,629	34,425
Sale of non-marketable equity securities	422,553	-
Purchase of premises and equipment	(192,894)	(8,271)
Net cash provided by investing activities	1,318,887	5,250,605
Cash Flows from Financing Activities
Net decrease in deposits	(390,208)	(10,657,761)
Proceeds from Federal Home Loan Bank advances	-	2,000,000
Principal reduction of Federal Home Loan Bank advances	(2,811,033)	(2,000,000)
Net cash used in financing activities	(3,201,241)	(10,657,761)
Net decrease in cash and cash equivalents	(789,311)	(4,055,295)
Cash and cash equivalents:
Beginning	5,193,235	6,605,840
Ending	$4,403,924	$2,550,545

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$655,777	$739,490
Interest paid on borrowings	47,379	179
Income taxes paid, net of (refunds) received	(48,000)	231,000
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	991,679	400,425
Other assets acquired in settlement of loans	73,100	47,850
Sale of foreclosed real estate through loan origination	-	316,200
Increase in ESOP put option liability	38,160	76,440

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) is a savings and loan holding company incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $218.3 million at September 30, 2015 and is headquartered in Ottawa, Illinois. The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the communities it serves.

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

In connection with the Merger, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of September 30, 2015, Ottawa Savings Bancorp MHC holds 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

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

At September 30, 2015, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2015.

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

The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of September 30, 2015 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$456,982	$236,220	$523,669	$668,038
Basic potential common shares:
Weighted average shares outstanding	2,894,123	2,117,979	2,894,123	2,117,979
Weighted average unallocated ESOP shares	(22,461)	(27,549)	(23,720)	(28,808)
Weighted average unvested MRP shares	(2,795)	(4,539)	(2,795)	(4,539)
Basic weighted average shares outstanding	2,868,867	2,085,891	2,867,608	2,084,632
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	2,409	5,637	2,373	5,643
Weighted average RRP options outstanding *	9,413	1,203	11,112	-
Dilutive weighted average shares outstanding	2,880,689	2,092,731	2,881,093	2,090,275
Basic earnings per share	$0.16	$0.11	$0.18	$0.32
Diluted earnings per share	$0.16	$0.11	$0.18	$0.32

* For the nine months ended September 30, 2014, the effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At September 30, 2015, 46,289 shares at a fair value of $10.00 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	September 30,	December 31,
	2015	2014
Shares allocated	54,692	50,876
Shares withdrawn from the plan	(8,403)	(8,403)
Unallocated shares	21,622	25,438
Total ESOP shares	67,911	67,911
Fair value of unallocated shares	$216,220	$254,380

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015:
Available for Sale
State and municipal securities	$19,000,794	$354,476	$63,365	$19,291,905
Residential mortgage-backed securities	30,996,564	456,851	104,613	31,348,802
	$49,997,358	$811,327	$167,978	$50,640,707
December 31, 2014:
Available for Sale
State and municipal securities	$19,997,846	$261,791	$34,445	$20,225,192
Residential mortgage-backed securities	32,239,374	357,715	50,173	32,546,916
	$52,237,220	$619,506	$84,618	$52,772,108

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The amortized cost and fair value at September 30, 2015, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$240,759	$241,020
Due after three months through one year	497,765	505,210
Due after one year through five years	538,967	557,821
Due after five years through ten years	6,807,390	6,944,870
Due after ten years	10,915,914	11,042,984
Residential mortgage-backed securities	30,996,564	31,348,802
	$49,997,359	$50,640,707

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at September 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
Securities Available for Sale
State and municipal securities	$2,883,129	$21,144	$690,005	$42,221	$3,573,134	$63,365
Residential mortgage-backed securities	7,595,398	70,265	2,497,265	34,348	10,092,663	104,613
	$10,478,527	$91,409	$3,187,270	$76,569	$13,665,797	$167,978

December 31, 2014
Securities Available for Sale
State and municipal securities	$408,165	$93	$701,492	$34,352	$1,109,657	$34,445
Residential mortgage-backed securities	2,449,087	21,546	3,468,577	28,627	5,917,664	50,173
	$2,857,252	$21,639	$4,170,069	$62,979	$7,027,321	$84,618

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

At September 30, 2015, 28 securities had unrealized losses with an aggregate depreciation of 1.21% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at September 30, 2015 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were no proceeds from the sales of securities for the three months ended September 30, 2015 and proceeds of $3.5 million for the three months ended September 30, 2014. The sales during the three months ended September 30, 2014 resulted in gross realized gains of $42,054 and gross realized or losses of $17,234, for a net realized gain of $24,820. There were proceeds of $5.6 million from the sale of securities for the nine months ended September 30, 2015 and proceeds of $3.5 million for the nine months ended September 30, 2014, resulting in gross realized gains of $21,630 and $42,054, respectively, and gross realized losses of $2,039 and $17,234, respectively, for net realized gains of $19,591 and $24,820, respectively. The tax provision applicable to the realized gains amounted to $7,605 and $9,635, respectively, for the nine months ended September 30, 2015 and 2014.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	September 30,	December 31,
	2015	2014
Mortgage loans:
One-to-four family residential loans	$98,755,277	$98,144,990
Multi-family residential loans	3,984,287	3,111,650
Total mortgage loans	102,739,564	101,256,640

Other loans:
Non-residential real estate loans	20,087,027	20,928,085
Commercial loans	11,279,688	12,242,145
Consumer direct	1,428,380	1,724,700
Purchased auto	6,046,640	8,664,550
Total other loans	38,841,735	43,559,480
Gross loans	141,581,299	144,816,120
Less: Allowance for loan losses	(2,324,587)	(2,314,607)
Loans, net	$139,256,712	$142,501,513

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated.

	September 30,	December 31,
	2015	2014
Mortgage loans:
One-to-four family residential loans	$21,473,139	$23,667,808
Multi-family residential loans	295,822	529,147
Total mortgage loans	21,768,961	24,196,955

Other loans:
Non-residential real estate loans	2,730,212	3,141,438
Commercial loans	940,662	1,450,602
Consumer direct	602,317	1,006,915
Purchased auto	-	-
Total other loans	4,273,191	5,598,955
Gross loans	26,042,152	29,795,910
Less: Allowance for loan losses	(50,000)	-
Loans, net	$25,992,152	$29,795,910

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Purchased auto loans	$-	$2,509,980	$-	$4,038,146

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
One-to-four family	$(157,703)	$39,872	$(73,744)	$(197,968)
Multi-family	4,472	11,547	(21,477)	19,895
Non-residential	(18,307)	(181,863)	(18,307)	(336,110)
Commercial	-	-	-	-
Consumer direct	(11,906)	(24,600)	(55,577)	(23,047)
Purchased auto	(20,185)	(26,142)	(40,915)	(53,329)
Net (charge-offs)/recoveries	$(203,629)	$(181,186)	$(210,020)	$(590,559)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015 and 2014:

September 30, 2015	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,986,275	$143,970	$243,010	$32,650	$29,199	$93,112	$2,528,216
Provision charged to income	(122,360)	18,729	67,433	12,777	18,628	4,793	-
Loans charged off	(158,302)	-	(18,307)	-	(13,647)	(21,772)	(212,028)
Recoveries of loans previously charged off	599	4,472	-	-	1,741	1,587	8,399
Balance at end of period	$1,706,212	$167,171	$292,136	$45,427	$35,921	$77,720	$2,324,587

September 30, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,472,553	$211,585	$180,350	$34,334	$-	$72,385	$2,971,207
Provision charged to income	(184,948)	48,145	265,918	2,714	36,834	56,337	225,000
Loans charged off	(26,809)	-	(181,863)	-	(25,000)	(28,021)	(261,693)
Recoveries of loans previously charged off	66,681	11,547	-	-	400	1,879	80,507
Balance at end of period	$2,327,477	$271,277	$264,405	$37,048	$12,234	$102,580	$3,015,021

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014:

September 30, 2015	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607
Provision charged to income	(32,492)	66,730	65,345	9,480	80,694	30,243	220,000
Loans charged off	(168,359)	(33,892)	(18,307)	-	(60,055)	(46,062)	(326,675)
Recoveries of loans previously charged off	94,615	12,415	-	-	4,478	5,147	116,655
Balance at end of period	$1,706,212	$167,171	$292,136	$45,427	$35,921	$77,720	$2,324,587

September 30, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580
Provision charged to income	248,120	110,015	212,300	7,083	33,583	83,899	695,000
Loans charged off	(277,812)	-	(336,110)	-	(25,947)	(59,224)	(699,093)
Recoveries of loans previously charged off	79,844	19,895	-	-	2,900	5,895	108,534
Balance at end of period	$2,327,477	$271,277	$264,405	$37,048	$12,234	$102,580	$3,015,021

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

 The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014:

September 30, 2015	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,206,835	$-	$2,111,669	$-	$-	$10,392	$4,328,896
Loans acquired with deteriorated credit quality	816,153	-	-	-	-	-	816,153
Loans collectively evaluated for impairment	95,732,289	3,984,287	17,975,358	11,279,688	1,428,380	6,036,248	136,436,250
Ending Balance	$98,755,277	$3,984,287	$20,087,027	$11,279,688	$1,428,380	$6,046,640	$141,581,299

Period-end amount allocated to:
Loans individually evaluated for impairment	$131,483	$-	$107,086	$-	$-	$-	$238,569
Loans collectively evaluated for impairment	1,574,729	167,171	185,050	45,427	35,921	77,720	2,086,018
Balance at end of period	$1,706,212	$167,171	$292,136	$45,427	$35,921	$77,720	$2,324,587

December 31, 2014	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,352,445	$257,399	$2,007,871	$-	$-	$10,971	$4,628,686
Loans acquired with deteriorated credit quality	1,292,549	-	31,098	-	-	-	1,323,647
Loans collectively evaluated for impairment	94,499,996	2,854,251	18,889,116	12,242,145	1,724,700	8,653,579	138,863,787
Ending Balance	$98,144,990	$3,111,650	$20,928,085	$12,242,145	$1,724,700	$8,664,550	$144,816,120

Period-end amount allocated to:
Loans individually evaluated for impairment	$43,055	$-	$-	$-	$-	$-	$43,055
Loans collectively evaluated for impairment	1,769,393	121,918	245,098	35,947	10,804	88,392	2,271,552
Balance at end of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of September 30, 2015 and December 31, 2014:

September 30, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,194,256	$2,326,376	$696,612	$3,022,988	$131,483	$3,767,407
Multi-family	-	-	-	-	-	-
Non-residential	2,111,669	399,708	1,711,961	2,111,669	107,086	2,125,299
Commercial	-	-	-	-	-	29,052
Consumer direct	-	-	-	-	-	4,618
Purchased auto	10,392	10,392	-	10,392	-	5,773
	$5,316,317	$2,736,476	$2,408,573	$5,145,049	$238,569	$5,932,149

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$6,321,593	$3,364,478	$280,516	$3,644,994	$43,055	$3,232,026
Multi-family	440,669	257,399	-	257,399	-	196,499
Non-residential	2,220,498	2,038,969	-	2,038,969	-	2,030,582
Commercial	-	-	-	-	-	-
Consumer direct	3,851	-	-	-	-	-
Purchased auto	10,971	10,971	-	10,971	-	4,179
	$8,997,582	$5,671,817	$280,516	$5,952,333	$43,055	$5,463,286

For the three and nine months ended September 30, 2015 and 2014, the Company recognized no accrued or cash basis interest income on impaired loans.

At September 30, 2015, there were 38 impaired loans totaling approximately $5.1 million, compared to 67 impaired loans totaling approximately $6.0 million at December 31, 2014. The change in impaired loans was a result of writing down and moving 23 impaired loans totaling approximately $1.0 million to OREO, the pay-off or charge-off of 20 impaired loans totaling approximately $0.6 million, returning four loans totaling approximately $0.6 million to accruing, and payments of approximately $0.1 million, offset by adding 16 loans totaling approximately $1.6 million to the impaired loan list and principal advances of approximately $0.2 million. The large decrease in the number of impaired loans (e.g. 38 at September 30, 2015, compared to 67 at December 31, 2015), includes 25 loans acquired with deteriorated credit quality that were sold as part of a bulk sale during the third quarter of 2015. In the bulk sale, the Company received approximately $0.7 million for 11 impaired loans and the properties transferred to OREO which were previously secured by 14 impaired loans. A gain of $82,000 was recognized on this bulk sale.

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

Impaired loans at September 30, 2015 included $2.8 million of loans whose terms have been modified in troubled debt restructurings, compared to $2.6 million at December 31, 2014. The amount of TDR loans included in impaired loans increased as a result of the re-default of two TDRs (originally restructured in 2010) totaling approximately $0.6 million and principal advances on two TDRs of approximately $0.2 million to pay real estate taxes, offset by writing down and moving seven TDRs totaling approximately $0.5 million to OREO, and payments of approximately $62,000. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

Loans classified as troubled debt restructurings during the three and nine months ended September 30, 2015 and 2014, segregated by class are shown in the tables below.

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014

	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance

	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	-	$-	$-
Multi-family	-	-	-	1	259,190	125,190
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	-	$-	$-	1	$259,190	$125,190

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014

	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance

	(as of period end)			(as of period end)
One-to-four family	-	$-	$-	-	$-	$-
Multi-family	-	-	-	1	259,190	125,190
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	-	$-	$-	1	$259,190	$125,190

There were no troubled debt restructured loans that were restructured during the twelve months prior to September 30, 2015 and 2014 that had payment defaults (i.e., 60 days or more past due following a modification), during the three months ended September 30, 2015 and 2014. The troubled debt restructured loans that were restructured during the twelve months prior to September 30, 2015 and 2014 that had payment defaults during the nine months ended September 30, 2015 and 2014, segregated by class are shown below.

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
	(as of period end)		(as of period end)
One-to-four family	-	$-	1	$63,751
Multi-family	-	-	-	-
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	-	-	-	-
Purchased auto	-	-	-	-
	-	$-	1	$63,751

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and nonperforming factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as September 30, 2015 and December 31, 2014:

September 30, 2015	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,112,883	$-
Multi-family	-	-
Non-residential	2,111,669	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	10,392	-
	$5,234,944	$-

December 31, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,732,833	$-
Multi-family	257,399	-
Non-residential	2,038,969	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	10,971	-
	$6,040,172	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of September 30, 2015 and December 31, 2014:

September 30, 2015	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,919,366	$1,263,571	$748,961	$3,931,898	$94,823,379	$98,755,277
Multi-family	-	-	-	-	3,984,287	3,984,287
Non-residential	568,205	113,512	18,127	699,844	19,387,183	20,087,027
Commercial	9,978	-	-	9,978	11,269,710	11,279,688
Consumer direct	6,131	4,128	-	10,259	1,418,121	1,428,380
Purchased auto	3,069	-	10,392	13,461	6,033,179	6,046,640
	$2,506,749	$1,381,211	$777,480	$4,665,440	$136,915,859	$141,581,299

December 31, 2014	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,622,762	$309,909	$1,741,415	$4,674,086	$93,470,904	$98,144,990
Multi-family	150,418	-	257,399	407,817	2,703,833	3,111,650
Non-residential	526,713	419,697	114,573	1,060,983	19,867,102	20,928,085
Commercial	96,525	-	-	96,525	12,145,620	12,242,145
Consumer direct	9,172	-	-	9,172	1,715,528	1,724,700
Purchased auto	-	-	10,971	10,971	8,653,579	8,664,550
	$3,405,590	$729,606	$2,124,358	$6,259,554	$138,556,566	$144,816,120

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of September 30, 2015 and December 31, 2014, the risk category of loans by class is as follows:

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,395,046	$3,022,988	$-	$94,337,243
Multi-family	-	-	-	-	3,984,287
Non-residential	17,948,986	26,372	2,111,669	-	-
Commercial	10,743,759	535,929	-	-	-
Consumer direct	-	-	-	-	1,428,380
Purchased auto	-	-	10,392	-	6,036,248
Total	$28,692,745	$1,957,347	$5,145,049	$-	$105,786,158

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,486,881	$3,644,994	$-	$93,013,115
Multi-family	-	-	257,399	-	2,854,251
Non-residential	18,889,116	-	2,038,969	-	-
Commercial	11,646,385	595,760	-	-	-
Consumer direct	-	-	-	-	1,724,700
Purchased auto	-	-	10,971	-	8,653,579
Total	$30,535,501	$2,082,641	$5,952,333	$-	$106,245,645

At September 30, 2015, the Company held approximately $146,000 of foreclosed residential real estate property. In addition, the Company also held approximately $531,000 in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $14,000 for both the nine month periods ended September 30, 2015 and 2014, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the nine months ended September 30, 2015 and 2014, the Company did not grant additional options or shares under the MRP.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2015 and the year ended December 31, 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

				Total
September 30, 2015	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$19,291,905	$-	$19,291,905
Residential mortgage-backed securities available for sale	-	31,348,802	-	31,348,802
	$-	$50,640,707	$-	$50,640,707

				Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$20,225,192	$-	$20,225,192
Residential mortgage-backed securities available for sale	-	32,546,916	-	32,546,916
	$-	$52,772,108	$-	$52,772,108

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

				Total
September 30, 2015	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$175,499	$175,499
Impaired loans, net	-	-	2,170,004	2,170,004

				Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$295,650	$295,650
Impaired loans, net	-	-	1,561,108	1,561,108

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2015 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$4,403,924	$4,403,924	$-	$-	$4,403,924
Time deposits	649,000	649,000	-	-	649,000
Federal funds sold	5,668,000	5,668,000	-	-	5,668,000
Securities	51,998,828	-	50,640,707	1,358,121	51,998,828
Net loans	139,256,712	-	-	141,583,000	141,583,000
Loans held for sale	102,000	-	102,000	-	102,000
Accrued interest receivable	824,066	824,066	-	-	824,066
Mortgage servicing rights	279,220	-	-	279,220	279,220
Financial Liabilities:
Non-interest bearing deposits	9,913,540	9,913,540	-	-	9,913,540
Interest bearing deposits	171,847,271	-	-	168,358,460	168,358,460
Accrued interest payable	2,794	2,794	-	-	2,794
FHLB Advances	2,672,003	-	2,672,003	-	2,672,003

		Fair Value Measurements at
	Carrying	December 31, 2014 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,193,235	$5,193,235	$-	$-	$5,193,235
Time deposits	854,861	854,861	-	-	854,861
Federal funds sold	1,662,000	1,662,000	-	-	1,662,000
Securities	54,552,782	-	52,772,108	1,780,674	54,552,782
Net loans	142,501,513	-	-	144,682,000	144,682,000
Accrued interest receivable	881,612	881,612	-	-	881,612
Mortgage servicing rights	271,819	-	-	271,819	271,819
Financial Liabilities:
Non-interest bearing deposits	8,198,356	8,198,356	-	-	8,198,356
Interest bearing deposits	174,034,663	-	-	172,789,644	172,789,644
Accrued interest payable	369	369	-	-	369
FHLB Advances	5,483,036	-	5,483,036	-	5,483,036

The following methods and assumptions were used by the Bank in estimating the fair value of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values.

Time deposits: The carrying amounts reported in the balance sheets for time deposits approximate fair values.

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

FHLB Advances: The carrying value of FHLB advances is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

 Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of September 30, 2015 and December 31, 2014, the fair values of the commitments are immaterial in nature.

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

The Merger was accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed were recognized at fair value on the date the transaction was completed. Under this method of accounting, the Bank and Twin Oaks are treated as one company from the acquisition date forward, and we have recorded the fair value of Twin Oaks’ assets (including intangible assets which arise from either contractual or other legal rights) and liabilities in our consolidated financial statements. Since the merger was completed at the close of business on December 31, 2014, there was no effect on the consolidated statement of operations for the year ending December 31, 2014. Beginning January 1, 2015, operations of Twin Oaks are included in the Consolidated Statements of Operations.

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

$7,125,000

Total acquisition related costs included in other noninterest expenses in the consolidated statement of operations for the nine-month periods ended September 30, 2015 and 2014 were approximately $850,000 and $256,000, respectively. For 2015, the acquisition related costs are related to the merge of the core processing systems and include a one-time early termination fee paid to Twin Oak’s former processor of $485,000. In 2014, the costs were primarily legal expenses.

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

Loans acquired with deteriorated credit quality and accounted for under FASB ASC Topic 310-30 as of the acquisition date had a contractual balance due of approximately $3,194,000 and an estimated fair value of approximately $1,324,000. The estimate of the contractual cash flows not expected to be collected due to credit quality was approximately $1,870,000 which consists of an accretable discount of $(362,000) and a non-accretable discount of $(1,508,000).

The following table reflects activity for the loans acquired with deteriorated credit quality for the nine months ended September 30, 2015:

Balance, beginning of year	$1,323,647
Payment activity	(309,967)
Charge-offs	(19,810)
Recoveries	-
Transfer to OREO	(266,225)
Accretion to income	88,508
$816,153

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $1,500,000 and $3,194,000 as of September 30, 2015 and December 31, 2014, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the nine months ended September 30, 2015:

Balance, beginning of year	$362,000
Reclassification to non-accretable difference	(63,260)
Reclassification from non-accretable difference	67,446
Accretion into interest income	(88,508)
Disposals	(64,521)
$213,157

Supplemental Pro Forma Results:

The following table includes pro forma unaudited results for the three and nine month periods ended September 30, 2014, as if the acquisition had occurred as of January 1, 2014. The pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

	Three Months	Nine Months
	Ended September 30, 2014
	(unauaudited)
	(Dollar amounts in thousands)
Net interest income after provision for loan losses	$1,384	$4,073
Total other non-interest income	300	665
Total revenue	2,528	7,328

Net income	$69	$197

Net pro forma adjustments of $8,000 and $25,000, respectively were added to net income for the three and nine months ended September 30, 2014 to reflect the net effect of purchase accounting adjustments amortized over the appropriate time frames.

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2015 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us (including Twin Oaks), legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and in inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 30, 2015.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

The Company's total assets decreased $3.40 million, or 1.6%, to $218.3 million at September 30, 2015, from $221.7 million at December 31, 2014. The decrease in assets was primarily due to a decrease in loans of $3.2 million, a decrease in securities available for sale of $2.1 million, a decrease in non-marketable equity securities of $0.4 million, a decreases in cash and cash equivalents of $0.8 million, and decreases in other assets of $0.4 million, partially offset by an increase in federal funds sold of $4.0 million.

Cash and cash equivalents decreased $0.8 million, or 15.2%, to $4.4 million at September 30, 2015 from $5.2 million at December 31, 2014, primarily as a result of cash used in financing activities of $3.2 million exceeding cash provided by operating activities of $0.9 million and investing activities of $1.5 million. In addition to a decrease in deposits, the cash used in financing activities includes a principal reduction in Federal Home Loan Bank advances of $2.8 million.

Federal funds sold increased $4.0 million, or 241.0%, to $5.7 million at September 30, 2015 from $1.7 million at December 31, 2014, primarily as a result of cash provided by operating and investing activities.

Securities available for sale decreased $2.1 million, or 4.0%, to $50.6 million at September 30, 2015 from $52.8 million at December 31, 2014. The decrease was primarily due to sales and maturities of $5.8 million and pay-downs of $5.4 million, offset by $9.5 million in purchases.

         Loans, net of the allowance for loan losses, decreased $3.2 million, or 2.3%, to $139.3 million at September 30, 2015 from $142.5 million at December 31, 2014. The decrease in loans, net of the allowance for loan losses, was primarily due to a decrease in the purchased auto loan portfolio of $2.6 million, a decrease of commercial loans of $1.0 million, a decrease of $0.3 million in consumer direct loans, and a decrease in non-residential real estate loans of $0.8 million. The decreases were partially offset by an increase in one-to four family mortgage loans of $0.6 million and an increase in multi-family loans of $0.9 million. Additionally, there were normal pay-downs and principal reductions. The Company is focusing its lending efforts on customers based primarily in its local market.

           Foreclosed real estate decreased approximately $0.1 million, or 37.1%, to $0.1 million at September 30, 2015 from $0.2 million at December 31, 2014. The decrease was primarily due to the addition of 20 properties valued at approximately $1.0 million acquired through loan foreclosures offset by the sale of 17 properties with proceeds of $1.2 million and additional valuation adjustments on three properties of approximately $0.1 million.

Total deposits decreased $0.5 million, or 0.3%, to $181.8 million at September 30, 2015, from $182.2 million at December 31, 2014. The decrease is primarily due to a decrease in certificates of deposit of $8.2 million, or 8.3%, a decrease in savings account balances of $0.4 million, and a decrease in money market balances of $0.3 million, partially offset by an increase in checking balances of $8.4 million, or 27.0% from December 31, 2014 to September 30, 2015.

FHLB Advances decreased $2.8 million, or 51.3%, to $2.7 million at September 30, 2015, from $5.5 million at December 31, 2014. The Company made principal payments of $2.8 million and made no new advances during the nine months ended September 30, 2015.

Equity increased $0.6 million, or 2.1% to $30.3 million at September 30, 2015, from $29.7 million at December 31, 2014. The increase in equity is primarily a result of net income for the nine months ended September 30, 2015 of $0.5 million, and an increase other comprehensive income and other increases totaling approximately $0.1 million.

Economic uncertainty continues to affect our asset quality. The market values of homes in our market area in general are improving, but still below pre-recession values. While local economic conditions are improving, they continue to lag national indicators including higher levels of unemployment. Higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have collectively resulted in nonperforming loans totaling 3.68% of total gross loans receivable as of September 30, 2015, down from 4.15% at December 31, 2014.

The Company’s nonperforming assets consist of non-accrual loans and foreclosed real estate. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first nine months of 2015, nonaccrual loans decreased 13.3% to $5.2 million from $6.0 million as of December 31, 2014. The change in non-accrual loans was a result of writing down and moving 23 impaired loans totaling approximately $1.0 to OREO, the pay-off or charge-off of 20 impaired loans totaling approximately $0.6 million, returning four loans totaling approximately $0.6 million to accruing, and payments of approximately $0.1 million, offset by the addition of 16 loans totaling approximately $1.6 million to the impaired loan list and principal advances of approximately $0.2 million.

The following table summarizes nonperforming assets for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Non-accrual:	(In Thousands)
One-to-four family	$3,113	$4,082	$3,880	$3,733	$3,041
Multi-family	-	-	136	257	441
Non-residential real estate	2,112	2,106	1,907	2,039	1,726
Commercial	-	90	-	-	-
Consumer direct	10	10	-	-	-
Purchased auto	-	-	-	11	-
Total non-accrual loans	5,235	6,288	5,923	6,040	5,208
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	5,235	6,288	5,923	6,040	5,208
Foreclosed real estate	146	377	511	233	332
Other repossessed assets	29	27	36	63	25
Total nonperforming assets	$5,410	$6,692	$6,470	$6,336	$5,565

The table below presents selected asset quality ratios for the prior five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Allowance for loan losses as a percent of gross loans receivable	1.64%	1.79%	1.71%	1.59%	2.60%
Allowance for loan losses as a percent of total nonperforming loans	44.41%	40.21%	41.99%	38.33%	57.89%
Nonperforming loans as a percent of gross loans receivable	3.68%	4.45%	4.08%	4.15%	4.49%
Nonperforming loans as a percent of total assets	2.40%	2.90%	2.69%	2.72%	3.24%
Nonperforming assets as a percent of total assets	2.48%	3.09%	2.94%	2.86%	3.46%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

General. Net income for the three months ended September 30, 2015 was $0.5 million compared to net income of $0.2 million for the three months ended September 30, 2014. Net income during the third quarter of 2015 was higher than the third quarter of 2014, primarily due to increases in interest and dividend income, a decrease in provision expense, and increases in other income. The increases were partially offset by higher operating costs and income tax expense.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,670	$1,464	$206	14.07%
Securities:
Residential mortgage-backed securities	159	134	25	18.66
State and municipal securities	142	72	70	97.22
Dividends on non-marketable equity securities	2	1	1	100.00
Interest-bearing deposits	4	-	4	100.00
Total interest and dividend income	1,977	1,671	306	18.31
Interest expense:
Deposits	215	234	(19)	(8.12)
Borrowings	16	-	16	100.00
Total interest expense	231	234	(3)	(1.28)
Net interest income	$1,746	$1,437	$309	21.50%

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

	Three Months Ended September 30,
	2015			2014
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$138,570	$1,670	4.82%	$111,687	$1,464	5.24%
Securities, net (2)	50,630	301	2.38%	32,902	206	2.50%
Non-marketable equity securities	1,358	2	0.59%	1,234	1	0.32%
Interest-bearing deposits	8,905	4	0.18%	2,382	-	0.00%
Total interest-earning assets	199,463	1,977	3.96%	148,205	1,671	4.51%
Interest-bearing liabilities
Money Market accounts	$29,562	$15	0.20%	$19,021	$11	0.23%
Passbook accounts	22,725	4	0.07%	17,713	3	0.07%
Certificates of Deposit accounts	91,908	193	0.84%	81,353	218	1.07%
Checking accounts	28,963	3	0.04%	14,493	2	0.06%
Advances and borrowed funds	2,672	16	2.40%	667	-	0.00%
Total interest-bearing liabilities	175,830	231	0.53%	133,247	234	0.70%
NET INTEREST INCOME		$1,746			$1,437
NET INTEREST RATE SPREAD (3)			3.43%			3.81%
NET INTEREST MARGIN (4)			3.50%			3.88%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			113.44%			111.23%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the three months ended September 30, 2015 and 2014. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended September 30,
	2015 Compared to 2014
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$323	$(117)	$206
Securities, net	105	(10)	95
Non-marketable equity securities	-	1	1
Interest-bearing deposits	3	1	4
Total interest-earning assets	$431	$(125)	$306
Interest expense on
Money Market accounts	$5	$(1)	$4
Passbook accounts	1	-	1
Certificates of Deposit accounts	22	(47)	(25)
Checking	2	(1)	1
Advances and borrowed funds	12	4	16
Total interest-bearing liabilities	42	(45)	(3)
Change in net interest income	$389	$(80)	$309

Net interest income increased $309,000, or 21.5%, to $1.7 million for the three months ended September 30, 2015 compared to $1.4 million for the three months ended September 30, 2014. Interest and dividend income increased $306,000 due to the increase in average interest earning assets of $51.3 million, offset by the yield decreasing on interest earning assets from 4.51% to 3.96%. The increase in earning assets is primarily attributable to the Merger with Twin Oaks. The yield on the loan portfolio declined slightly as the low rate environment continued during the third quarter of 2015. In addition, loans increased $26.9 million primarily as a result of loans added to the Bank’s portfolio in connection with the Merger. The increase in net interest income also included a $3,000, or 1.3%, decrease in interest expense. The cost of funds declined 17 basis points, or 24.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities increased by $42.6 million, or 32.0%. Net interest margin decreased during the three months ended September 30, 2015 to 3.50% compared to 3.88% at September 30, 2014.

Provision for Loan Losses. Management recorded a loan loss provision of $0 and $225,000 for the three months periods ended September 30, 2015 and 2014, respectively. The provision level is primarily attributed to the improvement in the historical loss levels experienced in the third quarter, which re-allocated the provision from one-to-four family to multi-family, non-residential, commercial and consumer without requiring additional provision. The economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued slow recovery of property values are the result of local economic conditions that are improving, but continue to lag national indicators, including higher levels of unemployment locally of 6.2%, versus 5.6% for the State of Illinois and the national level of 5.1%. Based on a review of the loans that were in the loan portfolio at September 30, 2015, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended September 30, 2015 and 2014.

	Three months ended
	September 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$42	$(42)	(100.00)%
Gain on sale of loans	58	18	40	222.22
Gain on sale of OREO	169	61	108	177.05
Gain on sale of repossessed assets	7	4	3	75.00
Origination of mortgage servicing rights, net of amortization	(3)	1	(4)	(400.00)
Customer service fees	123	80	43	53.75
Income on bank owned life insurance	11	13	(2)	(15.38)
Other	27	29	(2)	(6.90)
Total other income	$392	$248	$144	58.06%

The increase in total other income was primarily due to increases on gain on sale of loans, increases in customer service fees, and gains on sales of OREO properties. The increase in gain on sale of loans is primarily a result of an increase in loans originated for sale. The increase in gains on sales of OREO properties is primarily due to gains of approximately $72,000 on the sale of 14 properties previously securing impaired loans to one borrower. The increase in customer service fees is primarily due to the increase in deposits related to the Merger with Twin Oaks at December 31, 2014.

Other Expenses. The following table summarizes other expenses for the three months ended September 30, 2015 and 2014.

	Three months ended
	September 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$740	$477	$263	55.14%
Directors fees	38	25	13	52.00
Occupancy	168	125	43	34.40
Deposit insurance premium	46	35	11	31.43
Legal and professional services	82	184	(102)	(55.43)
Data processing	124	81	43	53.09
Loss on sale of securities	-	17	(17)	(100.00)
Valuation adjustments and expenses on foreclosed real estate	45	14	31	221.43
Other	227	165	62	37.58
Total other expenses	$1,470	$1,123	$347	30.90%

Efficiency ratio (1)	68.76%	66.65%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to the Merger with Twin Oaks as of December 31, 2014 as there are now three branch locations to support rather than the one facility that existed as of September 30, 2014. The increase also includes increases in salaries and employee benefits, resulting from additional staff and directors in connection with the Merger and in the lending area, as well as annual merit increases. The increase was partially offset by a decrease in legal and professional services, which were higher in 2014 due to the Merger. The efficiency ratio increased due to increased other expenses for the current period primarily related to the Merger.

Income Taxes. The Company recorded an income tax expense of $211,000 and $101,000 for the three months ended September 30, 2015 and 2014, respectively. The difference in effective tax rates between the periods is primarily a result of higher levels of tax exempt income during 2015. For the three months ended September 30, 2015 the Company had approximately $146,000 in tax exempt income, compared to approximately $78,000 for the three months ended September 30, 2014.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the three months ended September 30, 2015 and 2014, as follows:

	Three Months Ended
	September 30,
	2015	2014

Expected income taxes	$233,641	$118,176
Income tax effect of:
State taxes, net of federal tax benefit	33,319	9,675
Tax exempt interest	(47,076)	(22,907)
Income taxed at lower rates	(6,676)	(3,377)
Other	(2,644)	(141)
	$210,564	$101,426

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

General. Net income for the nine months ended September 30, 2015 was $0.5 million compared to net income of $0.7 million for the nine months ended September 30, 2014. Net income during the first nine months of 2015 was lower than the first nine months of 2014, primarily due to one-time conversion and de-conversion costs charged by the Bank’s core processor to migrate and convert the Twin Oak’s accounts to our systems, and costs charged by Twin Oak’s core processor to work with the Bank’s processor and conversion teams to migrate and convert accounts. Additionally, the bank paid approximately $0.5 million in early termination fees to Twin Oak’s former processor.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$5,127	$4,311	$816	18.93%
Securities:
Residential mortgage-backed securities	473	415	58	13.98
State and municipal securities	425	215	210	97.67
Dividends on non-marketable equity securities	5	3	2	66.67
Interest-bearing deposits	11	2	9	450.00
Total interest and dividend income	6,041	4,946	1,095	22.14
Interest expense:
Deposits	658	741	(83)	(11.20)
Borrowings	47	-	47	100.00
Total interest expense	705	741	(36)	(4.86)
Net interest income	$5,336	$4,205	$1,131	26.90%

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Nine Months Ended September 30,
	2015			2014
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$139,382	$5,127	4.90%	$110,617	$4,311	5.20%
Securities, net (2)	49,949	898	2.40%	34,942	630	2.40%
Non-marketable equity securities	1,546	5	0.43%	1,234	3	0.32%
Interest-bearing deposits	8,084	11	0.18%	4,956	2	0.05%
Total interest-earning assets	198,961	6,041	4.05%	151,749	4,946	4.35%
Interest-bearing liabilities
Money Market accounts	$29,008	$45	0.21%	$20,155	$36	0.24%
Passbook accounts	22,841	12	0.07%	18,192	10	0.07%
Certificates of Deposit accounts	94,000	592	0.84%	83,116	690	1.11%
Checking accounts	25,807	9	0.05%	15,097	5	0.04%
Advances and borrowed funds	2,677	47	2.34%	222	-	0.00%
Total interest-bearing liabilities	174,333	705	0.54%	136,782	741	0.72%
NET INTEREST INCOME		$5,336			$4,205
NET INTEREST RATE SPREAD (3)			3.51%			3.62%
NET INTEREST MARGIN (4)			3.58%			3.69%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			114.13%			110.94%

(1)	Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans.
(2)	Includes unamortized discounts and premiums.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2015 and 2014. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Nine Months Ended September 30,
	2015 Compared to 2014
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$1,061	$(245)	$816
Securities, net	269	(1)	268
Non-marketable equity securities	1	1	2
Interest-bearing deposits	4	5	9
Total interest-earning assets	$1,335	$(240)	$1,095
Interest expense on
Money Market accounts	$14	$(5)	$9
Passbook accounts	2	-	2
Certificates of Deposit accounts	69	(167)	(98)
Checking	3	1	4
Advances and borrowed funds	43	4	47
Total interest-bearing liabilities	131	(167)	(36)
Change in net interest income	$1,204	$(73)	$1,131

Net interest income increased $1.1 million, or 26.9%, to $5.3 million for the nine months ended September 30, 2015 compared to $4.2 million for the nine months ended September 30, 2014. Interest and dividend income increased $1.1 million due to the increase in average interest earning assets of $47.2 million, offset by the yield decreasing on loans from 5.20% to 4.90%. The increase in earning assets is primarily attributable to the Merger with Twin Oaks. The yield on the loan portfolio declined as the low rate environment continued during the third quarter of 2015. In addition, loans increased $28.8 million as a result of loans added to the Bank’s portfolio in connection with the Merger. The increase in net interest income also included a $36,000, or 4.9%, decrease in interest expense. The cost of funds declined 18 basis points, or 25.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities increased by $37.6 million, or 27.5%, primarily due to the Merger. Net interest margin decreased during the nine months ended September 30, 2015 to 3.58% compared to 3.69% at September 30, 2014.

Provision for Loan Losses. Management recorded a loan loss provision of $220,000 and $695,000 for the nine months periods ended September 30, 2015 and 2014, respectively. The provision is primarily attributed to the reserves required for the multi-family, non-residential, consumer direct, and purchased auto segments as the economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued slow recovery of property values are the result of local economic conditions that are improving, but continue to lag national indicators, including higher levels of unemployment locally of 6.2%, versus 5.6% for the State of Illinois and the national level of 5.1%. Based on a review of the loans that were in the loan portfolio at September 30, 2015, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the nine months ended September 30, 2015 and 2014.

	Nine months ended
	September 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$22	$42	$(20)	(47.62)%
Gain on sale of loans	148	25	123	492.00
Gain on sale of OREO	216	82	134	163.41
Gain on sale of repossessed assets	10	8	2	25.00
Origination of mortgage servicing rights, net of amortization	7	(2)	9	450.00
Customer service fees	328	224	104	46.43
Income on bank owned life insurance	36	39	(3)	(7.69)
Other	80	84	(4)	(4.76)
Total other income	$847	$502	$345	68.73%

The increase in total other income was primarily due to increases on gain on sale of loans, increases in customer service fees, and gains on sales of OREO properties. The increase in gain on sale of loans is primarily a result of an increase in loans originated for sale. The increase in gains on sales of OREO properties is primarily due to gains of approximately $72,000 on the sale of 14 properties previously securing impaired loans to one borrower. The increase in customer service fees is primarily due to the increase in deposits related to the Merger with Twin Oaks at December 31, 2014.

Other Expenses. The following table summarizes other expenses for the nine months ended September 30, 2015 and 2014.

	Nine months ended
	September 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$2,151	$1,301	$850	65.33%
Directors fees	113	76	37	48.68
Occupancy	499	385	114	29.61
Deposit insurance premium	135	104	31	29.81
Legal and professional services	268	405	(137)	(33.83)
Data processing	1,296	219	1,077	491.78
Loss on sale of securities	2	17	(15)	(88.24)
Valuation adjustments and expenses on foreclosed real estate	155	56	99	176.79
Loss on sale of OREO	-	10	(10)	(100.00)
Loss on sale of repossessed assets	12	3	9	300.00
Other	703	473	230	48.63
Total other expenses	$5,334	$3,049	$2,285	74.94%

Efficiency ratio (1)	86.27%	64.78%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to the Merger with Twin Oaks as of December 31, 2014 as there are now three branch locations to support rather than the one facility that existed as of September 30, 2014. Additionally, data processing costs increased because, until mid-May of 2015, we were supporting two core processing systems and have also incurred additional costs related to data conversion, including approximately $0.5 million in early termination fees. The increase also includes increases in salaries and employee benefits, resulting from additional staff and directors in connection with the Merger, as well as annual merit increases. The efficiency ratio increased due to increased other expenses for the current period primarily related to the Merger.

Income Taxes. The Company recorded an income tax expense of $105,000 and $295,000 for the nine months ended September 30, 2015 and 2014, respectively. The difference in effective tax rates between the periods is primarily a result of higher levels of tax exempt income during 2015. For the nine months ended September 30, 2015 the Company had approximately $438,000 in tax exempt income, compared to approximately $233,000 for the nine months ended September 30, 2014.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the nine months ended September 30, 2015 and 2014, as follows:

	Nine Months Ended
	September 30,
	2015	2014

Expected income taxes	$220,032	$336,904
Income tax effect of:
State taxes, net of federal tax benefit	31,116	53,899
Tax exempt interest	(140,750)	(67,826)
Income taxed at lower rates	(6,287)	(9,626)
Other	884	(18,805)
	$104,995	$294,546

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

At September 30, 2015 the Bank had outstanding commitments to originate $0.7 million in loans, unfunded lines of credit of $11.3 million, and $3.3 million in commitments to fund construction loans. In addition, as of September 30, 2015, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $39.2 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of September 30, 2015, the Bank had $65.2 million of available credit from the FHLBC and there were $2.7 million in FHLBC advances outstanding. In addition, as of September 30, 2015 the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2015, the Company had cash and cash equivalents of $263,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at September 30, 2015 of 12.96%, 20.64% and 21.90%, respectively, compared to ratios at December 31, 2014 of 11.59%, 19.03% and 20.28%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

For the nine months ended September 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. As of September 30, 2015, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: November 13, 2015	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)