Form 10-K
period 2015-12-31
Ottawa Savings Bancorp, Inc.
filed 2016-03-30
CIK 1321070

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $9,049,963 (based on the last sale price of the common stock on the OTC Bulletin Board of $11.84 per share on June 30, 2015).

The number of shares of Common Stock of the registrant issued and outstanding as of March 30, 2016 was 2,894,123.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference into Part III.

OTTAWA SAVINGS BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2015

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

General

Ottawa Savings Bancorp, Inc. (the “Company”) is a savings and loan holding company incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $213.6 million at year-end 2015 and is headquartered in Ottawa, Illinois. The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the communities it serves.

In 2005, the Board of Directors of the Bank unanimously adopted a plan of conversion providing for the conversion of the Bank from an Illinois chartered mutual savings bank to a federally chartered stock savings bank and the purchase of all of the common stock of the Bank by the Company.

The conversion was completed in 2005 when the Company issued 1,223,701 shares of common stock to Ottawa Savings Bancorp MHC (a mutual holding company) and 1,001,210 shares of common stock to the public.

On December 31, 2014, the Company acquired Twin Oaks Savings Bank (“Twin Oaks”) and merged Twin Oaks with and into the Bank, with the Bank being the surviving entity in the merger (the “Merger”). Since the Merger occurred at the close of business on December 31, 2014, there were no operating results of the former Twin Oaks included in the consolidated financial statements for 2014. As a result of the Merger, the Company increased its market share in the La Salle County market and expanded into Grundy County. The Merger helped expand our customer base.

In connection with the Merger, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of December 31, 2015, Ottawa Savings Bancorp MHC holds 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

Business Strategy

The Company’s business strategy is to operate as a well-capitalized and profitable community savings bank dedicated to providing high quality customer service and innovative new products. The Bank operates three branches in Ottawa, Marseilles and Morris, Illinois. Each facility has an ATM and drive-up lanes to provide quality customer service to customers in the community.

Highlights of our business strategy are as follows:

●	Continue to emphasize the origination of one-to four-family mortgage loans;
●	Aggressively market core deposits;
●	Offer a broad range of financial products and services to both retail and commercial customers in the Bank’s market area;
●	Pursue opportunities to increase non-residential real estate and multi-family lending in the Bank’s market area;
●	Continue to utilize conservative underwriting guidelines to limit credit risk in the Bank’s loan portfolio to achieve a high level of asset quality; and
●	Consider judicious expansion into new market areas to grow the Bank’s business through the addition of new branch locations and/or through possible acquisitions.

 Market Area and Competition

The Company is headquartered in Ottawa, Illinois, which is located in north-central Illinois approximately 80 miles southwest of Chicago. Its market area, which benefits from its proximity to Chicago, includes all of LaSalle County and parts of Grundy County.

The Bank faces significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the several financial institutions operating in our market area, including a number of independent banks, and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions, mortgage companies and mortgage brokers. In addition, the Bank faces competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage and consumer credit market, such as securities companies and specialty finance companies. The Bank believes that its long-standing presence in Ottawa, Illinois, its recent expansion into Grundy County as a result of the Twin Oaks acquisition, and its personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related customers and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

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

	At December 31,
	2015		2014		2013		2012		2011
	(Dollars in Thousands)
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
One-to-four family	$90,037	63.17%	$87,800	60.28%	$71,314	61.83%	$75,609	60.24%	$80,334	60.41%
Multi-family	3,760	2.64%	2,869	1.97%	2,507	2.17%	4,629	3.69%	5,580	4.20%
Lines of credit	18,511	12.99%	16,753	11.50%	10,941	9.49%	13,209	10.52%	14,219	10.69%
Non-residential real estate	19,162	13.44%	20,016	13.74%	15,842	13.73%	18,897	15.06%	20,058	15.08%
Commercial	3,440	2.41%	6,261	4.30%	4,075	3.53%	4,717	3.76%	5,965	4.49%
Construction	757	0.53%	1,560	1.07%	2,111	1.83%	105	0.08%	982	0.74%
Consumer	6,863	4.82%	10,389	7.13%	8,554	7.42%	8,353	6.65%	5,832	4.39%
Total loans, gross	142,530	100.00%	145,648	100.00%	115,344	100.00%	125,519	100.00%	132,970	100.00%
Undisbursed portion of loan funds	(94)		(756)		(1,696)		(56)		(171)
Allowance for loan losses	(2,224)		(2,315)		(2,910)		(3,381)		(4,747)
Deferred loan costs (fees), net	(102)		(76)		(65)		(87)		(80)
Total loans, net	$140,110		$142,501		$110,673		$121,995		$127,972

Listed below are the outstanding balances of purchased loans, which have been included in the table above.

Purchased Loans

	At December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
One-to-four family	$1,978	$212	$648	$697	$754
Multi-family	-	623	645	2,332	2,405
Non-residential real estate	711	665	680	2,020	3,353
Commercial	2,922	-	-	-	-
Purchased auto loans (included in consumer loans above)	5,212	8,665	8,162	7,810	5,179
Total	$10,823	$10,165	$10,135	$12,859	$11,691

Maturity of Loan Portfolio. The following tables show the remaining contractual maturity of our loans at December 31, 2015. The tables do not include the effect of possible prepayments or due on sale clause payments.

	At December 31, 2015
	One-to- four family	Multi-family	Lines of credit	Non-residential real estate	Commercial	Construction	Consumer	Total
	(In Thousands)
Amounts due one year or less	$2,247	$-	$6,726	$2,747	$135	$757	$215	$12,827
After one year
More than one year to three years	1,250	-	1,139	395	653	-	1,948	5,385
More than three years to five years	2,928	-	2,043	238	1,240	-	3,568	10,017
More than five years to ten years	8,187	1,546	2,894	3,708	1,033	-	867	18,235
More than ten years to twenty years	33,668	1,904	5,709	8,294	379	-	265	50,219
More than twenty years	41,757	310	-	3,780	-	-	-	45,847
Total due after December 31, 2016	87,790	3,760	11,785	16,415	3,305	-	6,648	129,703
Gross loans receivable	$90,037	$3,760	$18,511	$19,162	$3,440	$757	$6,863	$142,530
Less:
Undisbursed portion of loan funds								(94)
Allowance for loan losses								(2,224)
Deferred loan costs (fees), net								(102)
Total loans, net								$140,110

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$44,830	$42,960	$87,790
Multi-family	961	2,799	3,760
Lines of credit	1,883	9,902	11,785
Non-residential real estate	3,972	12,443	16,415
Commercial	2,941	364	3,305
Consumer	6,648	-	6,648
Total	$61,235	$68,468	$129,703

Asset Quality. Within our investment portfolio we have no subprime or Alt-A backed instruments among our securities. Historically, our lending activity has promoted home ownership in the communities we serve. Our consumer and residential mortgage loans are originated consistent with the underwriting approach described herein. This includes an assessment of each borrower’s personal financial condition, including a review of credit reports and related FICO scores as well as verification of income and assets. The Company does not conduct lending programs that target the subprime market. During the ordinary course of business to achieve our goal of being a community bank, we originate and manage loans in our portfolio to some borrowers with a risk of default higher than customers considered prime. Thus, an extended economic downturn may affect us indirectly, albeit to a lesser extent than it would likely impact those banks and thrifts that produce and retain significant portfolios that target such loans and securities. While we believe that the nature of our one-to-four family lending niche and our underwriting standards would limit the impact of the downward turn in the credit cycle on the quality of our assets—particularly in comparison with those institutions that directly target subprime and Alt-A lending—another downturn in the credit cycle could result in our experiencing higher levels of charge-offs and/or provisions for loan losses, which might impact our results of operations.

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

We offer fixed rate loans with terms of either 15, 20 or up to 30 years. We traditionally sell 30-year fixed rate loans into the secondary market, resulting in a fixed rate loan portfolio primarily composed of loans with less than 15 to 20 year terms. Our adjustable-rate mortgage loans are based on either a 15, 20 or up to 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust every one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate that is based on the respective one, three, and five year monthly Constant Maturity Treasury indices (CMT). The maximum amount by which the interest rate may be increased or decreased is generally 1% to 2% per adjustment period, depending on the type of loan, and the lifetime interest rate ceiling is generally 5% over the initial interest rate of the loan. The initial and floor rates for owner occupied properties are 1.875%, 2.875% and 3.125% for the one, three and five-year adjustable rate loans, respectively, and range of 4.5% to 6.5% for non-owner occupied one-to-four family properties, respectively, at this time.

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

On occasion we originate loans to individuals and purchase loans that finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually ten months. At the end of the construction phase, most of our loans automatically convert to permanent mortgage loans. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with maximum terms of 30 years. The largest outstanding residential construction loan at December 31, 2015 was $316,000, of which $296,000 was disbursed. We also require periodic inspections of the property during the term of the construction.

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

Multi-Family and Non-Residential Real Estate Loans. We offer fixed rate and adjustable-rate mortgage loans secured by multi-family and non-residential real estate. Our multi-family and non-residential real estate loans are generally secured by condominiums, apartment buildings, single-family subdivisions and owner-occupied properties used for businesses.

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

We originate and purchase land loans to individuals on approved residential building lots for personal use for terms of up to 15 years and to a maximum loan to value ratio of 80% of the appraised value. Our land loans are adjustable loans with adjustments occurring every one, three and five years, based on the original contract. Interest rate adjustments are based on the CMT plus a spread. For adjustable loans in this class, the loans generally have an interest rate floor.

We also make non-residential loans for commercial development projects including condominiums, apartment buildings, single-family subdivisions, single-family speculation loans, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan. In the case of a single family subdivision or construction or builder loan, as individual lots are sold, the principal balance is reduced by a minimum of 80% of the net lot sales price. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require periodic inspections of the property during the term of the construction loan. The largest non-residential loan at December 31, 2015 was a troubled debt restructured loan from 2012 with a restructured balance of $2.0 million, of which $1.7 million is outstanding. This loan has been performing per its modified terms and will be returned to a performing status once scheduled principal payments begin. For adjustable loans in this category, there generally is an interest rate floor ranging from 3.75% to 6.00%.

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

Commercial Loans. These loans consist of operating lines of credit secured by general business assets and equipment. We loan primarily to businesses with less than $5,000,000 in annual revenues. The operating lines of credit are generally short term in nature with interest rates tied to short term rates and adjustments occurring daily, monthly, or quarterly based on the original contract. For adjustable loans, there is also an interest rate floor. The equipment loans are typically made with maturities of less than five years and are priced with a fixed interest rate. The Bank has originated commercial loans from Bankers Healthcare Group in prior years. Bankers Healthcare Group specializes in loans to healthcare professionals of all specialties throughout the United States. These loans are primarily comprised of working capital and equipment loans. We underwrite these loans based on our criteria and service the loans in-house.

Consumer Loans. We offer a variety of consumer loans, which include auto, share loans and personal unsecured loans to our customer base. Unsecured loans generally have a maximum borrowing limit of $25,000 and a maximum term of four years.

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

Purchased Auto Loans. The Bank purchases auto loans from regulated financial institutions. At December 31, 2015 and 2014, we had $5.2 million and $8.7 million of loans outstanding, respectively. These types of loans are primarily low balance individual auto loans. We have the opportunity to review the loans at least three days prior to our purchase and we have a right to refuse any specific loan within thirty days of the purchase of any given loan pool. During 2015, we did not purchase any auto loans.

Loan Origination, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans. As of December 31, 2015, we had an aggregate of $10.8 million in purchased loan participations outstanding, including the auto loans purchased as discussed in the previous paragraph. The largest outstanding loan participation as of December 31, 2015 was a commercial loan for $2.9 million. This loan is performing in accordance with its terms.

We sell some of the longer-term fixed-rate one-to-four family mortgage loans that we originate in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $7.9 million and $3.1 million of loans in the years ended December 31, 2015 and 2014, respectively. We occasionally sell participation interests in loans and may sell loan participations in the future.

 The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Beginning balance, net	$142,501	$110,673	$121,995	$127,972	$135,351
Loans originated
One-to-four family	18,371	8,725	9,686	12,924	5,666
Multi-family	2,148	-	19	77	129
Lines of credit	6,513	470	987	381	1,799
Non-residential real estate	1,403	2,775	3,182	3,888	4,015
Commercial	1,173	3,513	458	285	335
Construction	757	412	2,111	105	982
Consumer	842	505	248	265	190
Total loans originated	31,207	16,400	16,691	17,925	13,116
Loans acquired in Twin Oaks merger	-	29,796	-	-	-
Loans purchased
One-to-four family	2,000	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	4,038	4,048	5,847	3,050
Total loans purchased	2,000	4,038	4,048	5,847	3,050
Loan sales(1)	(7,630)	(3,057)	(5,324)	(8,333)	(598)
Principal payments	(28,695)	(16,873)	(25,590)	(22,890)	(22,927)
Change in allowance for loan losses	91	595	471	1,366	(44)
Change in undisbursed loan funds	662	940	(1,640)	115	7
Change in deferred loan costs (fees), net	(26)	(11)	22	(7)	17
Ending balance, net	$140,110	$142,501	$110,673	$121,995	$127,972

(1) All loan sales were one-to-four family loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

For one-to-four family loans and owner occupied residential loans, our President may approve loans up to $500,000. Residential loans and all commercial loans above $500,000 up to $1 million in the aggregate to any borrower(s) must be approved by a majority of our officers’ loan committee. This committee consists of our President, Executive Vice-President and our Commercial Banking Officer. For loans to any borrower(s) in the aggregate of more than $1 million up to $2 million, approval is required by a majority of our level two loan committee, which consists of the officers’ loan committee, one designated outside director and our Chairman of the Board. For loan requests above $2 million in the aggregate to any borrower(s), approval is required by a majority of the loan committee of the Board of Directors, which consists of the officers’ loan committee and the Bank’s Board of Directors as a whole.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2015, our regulatory maximum was $4.5 million.

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

Delinquent Loans

The following table presents information with respect to the delinquent loans at the dates indicated.

	December 31, 2015
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	5	$753	9	$701	14	$1,454
Multi-family	-	-	-	-	-	-
Lines of credit	-	-	1	36	1	36
Non-residential real estate	1	113	1	18	2	131
Construction	-	-	-	-	-	-
Consumer	-	-	1	3	1	3

Total	6	$866	12	$758	18	$1,624

	December 31, 2014
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	4	$310	37	$1,741	41	$2,051
Multi-family	-	-	2	257	2	257
Lines of credit	-	-	-	-	-	-
Non-residential real estate	1	420	3	115	4	535
Construction	-	-	-	-	-	-
Consumer	-	-	1	11	1	11

Total	5	$730	43	$2,124	48	$2,854

	December 31, 2013
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	5	$429	10	$1,451	15	$1,880
Multi-family	-	-	-	-	-	-
Lines of credit	2	64	2	162	4	226
Non-residential real estate	2	428	2	319	4	747
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	9	$921	14	$1,932	23	$2,853

	December 31, 2012
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	5	$616	8	$613	13	$1,229
Multi-family	-	-	-	-	-	-
Lines of credit	-	-	3	1,009	3	1,009
Non-residential real estate	1	335	3	516	4	851
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	1	19	-	-	1	19

Total	7	$970	14	$2,138	21	$3,108

	December 31, 2011
	60-89 Days		90 Days or More		Total
	(Dollars in Thousands)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family	3	$849	25	$2,459	28	$3,308
Multi-family	-	-	1	305	1	305
Lines of credit	-	-	7	1,980	7	1,980
Non-residential real estate	1	57	5	709	6	766
Construction	-	-	-	-	-	-
Commercial	-	-	1	7	1	7
Consumer	2	43	2	5	4	48

Total	6	$949	41	$5,465	47	$6,414

Classified Assets. Federal Deposit Insurance Corporation regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s an escalated level of attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Loans classified as impaired for financial reporting purposes are generally those loans classified as substandard or doubtful for regulatory reporting purposes.

An insured institution is required to establish allowances for loan losses in an amount deemed prudent by management for loans classified as substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge off such amounts. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of the Comptroller of the Currency (“OCC”).

On the basis of management’s review of its assets, at December 31, 2015 and 2014, we classified $0.7 million and $2.1 million, respectively, of our assets as special mention and $5.0 million and $6.0 million, respectively, of our assets as substandard. We classified none of our assets as doubtful at December 31, 2015 and December 31, 2014. There were no assets classified as loss for the years ended December 31, 2015 or 2014. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Although the economy continued to stabilize in our market during 2015, foreclosures and liquidations as a manner of reducing non-performing assets continued to prove costly. However, there are circumstances when foreclosure and liquidations are the remedy pursued. From time to time, the Company as part of our loss mitigation strategy may renegotiate the loan terms (i.e. interest rate, structure, repayment term, A/B note format, etc.) based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings (“TDRs”) during 2014 or 2015. TDRs are considered to be non-performing, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At December 31, 2015, six loans (with aggregate balances of $2.6 million) of our 34 substandard loans (with aggregate balances of $5.0 million) were considered TDRs and were included in non-performing assets. At December 31, 2014, 14 loans (with aggregate balances of $2.6 million) of our 64 substandard loans (with aggregate balances of $6.0 million) were considered TDRs and were included in non-performing assets. During the year ended December 31, 2015, there were no new modifications classified as TDRs and one addition to loans classified as TDR’s of approximately $60,000 due to the Merger. Additionally, two previously performing TDRs originally restructured in 2010, totaling approximately $0.6 million at December 31, 2015 were returned to non-performing status during 2015, and principal advances totaling approximately $0.2 million were made on two TDRs to pay real estate taxes. The increases in TDRs included in impaired loans were offset by writing down and moving 11 TDRs totaling approximately $0.9 million to OREO, resulting a decrease in the number of TDRs included in impaired loans from December 2014 to December 2015, while the balance remained approximately $2.6 million.

The following table shows the amounts and relevant ratios of nonperforming assets for the periods indicated:

	December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Non-accrual:
One-to-four family	$2,982	$3,733	$3,549	$3,067	$6,755
Multi-family	-	257	-	-	305
Non-residential real estate	2,070	2,039	2,332	2,986	1,566
Commercial	-	-	-	-	7
Consumer	3	11	-	-	14
Total non-accrual loans	5,055	6,040	5,881	6,053	8,647
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	92	36
Lines of credit	-	-	-	15	-
Non-residential real estate	-	-	-	164	-
Total nonperforming loans	5,055	6,040	5,881	6,324	8,683
Foreclosed real estate	313	233	585	1,297	542
Other repossessed assets	17	63	13	9	40
Total nonperforming assets	$5,385	$6,336	$6,479	$7,630	$9,265

Ratios

	December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses as a percent of gross loans receivable	1.56%	1.59%	2.52%	2.69%	3.57%
Allowance for loan losses as a percent of total nonperforming loans	44.00%	38.33%	49.48%	53.46%	54.67%
Nonperforming loans as a percent of gross loans receivable	3.55%	4.15%	5.10%	5.04%	6.53%
Nonperforming loans as a percent of total assets	2.37%	2.72%	3.45%	3.53%	4.75%
Nonperforming assets as a percent of total assets	2.52%	2.86%	3.80%	4.26%	5.06%

The total amount of non-accrual loans decreased to $5.1 million from $6.0 million as of December 31, 2015 and 2014, respectively. Total non-performing loans consist of 36 loans to 34 borrowers for the year ended December 31, 2015, as compared to 77 loans to 40 borrowers for the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, gross interest income of $214,000 and $196,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. We recognized no interest income on these loans.

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

The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical loss experience adjusted for qualitative factors. For all loans other than performing credits acquired from Twin Oaks on December 31, 2014, the historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company using the most recent twelve quarters with heavier weighting given to the most recent quarters. For performing credits acquired from Twin Oaks on December 31, 2014, the historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by Twin Oaks prior to the merger, and by the Company after the merger, using the most recent sixteen quarters with heavier weighting given to the most recent quarters.

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

The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2015 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods indicated.

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(Dollars in Thousands)
Balance at beginning of year	$2,315	$2,910	$3,381	$4,747	$4,703
Charge-offs:
One-to-four family	296	976	1,136	2,352	1,666
Multi-family	34	183	282	133	250
Non-residential real estate	18	336	84	772	3,224
Commercial	-	-	-	52	-
Consumer	138	116	17	27	43
	486	1,611	1,519	3,336	5,183
Recoveries:
One-to-four family	95	81	14	49	1
Multi-family	16	24	15	-	-
Non-residential real estate	-	-	136	-	35
Consumer	14	10	8	9	11
	125	115	173	58	47
Net charge-offs	361	1,496	1,346	3,278	5,136
Additions charged to operations	270	901	875	1,912	5,180
Balance at end of year	$2,224	$2,315	$2,910	$3,381	$4,747
Net charge-offs to average gross loans outstanding	0.25%	1.30%	1.12%	2.52%	3.79%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2015
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,728	77.71%	63.17%
Multi-family	142	6.38%	2.64%
Lines of credit (1)	-	-%	12.99%
Non-residential real estate	198	8.90%	13.44%
Commercial	51	2.29%	2.41%
Construction (1)	-	-%	0.53%
Consumer	105	4.72%	4.82%
Total allowance for loan losses	$2,224	100.00%	100.00%

	2014
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$1,813	78.31%	60.29%
Multi-family	122	5.27%	1.97%
Lines of credit (1)	-	-%	11.50%
Non-residential real estate	245	10.58%	13.74%
Commercial	36	1.56%	4.30%
Construction (1)	-	-%	1.07%
Consumer	99	4.28%	7.13%
Total allowance for loan losses	$2,315	100.00%	100.00%

	2013
	Amount	Percent Of Allowance To Total Allowance	Percent Of Gross Loans In Each Category To Total Gross Loans
	(Dollars in Thousands)
One-to-four family	$2,277	78.25%	61.83%
Multi-family	141	4.85%	2.17%
Lines of credit (1)	-	0%	9.49%
Non-residential real estate	388	13.33%	13.73%
Commercial	30	1.03%	3.53%
Construction (1)	-	0%	1.83%
Consumer	74	2.54%	7.42%
Total allowance for loan losses	$2,910	100.00%	100.00%

	2012
	(Dollars in Thousands)
One-to-four family	$2,057	60.84%	60.24%
Multi-family	162	4.79%	3.69%
Lines of credit (1)	-	-%	10.52%
Non-residential real estate	1,012	29.93%	15.06%
Commercial	75	2.22%	3.76%
Construction (1)	-	-%	0.08%
Consumer	75	2.22%	6.65%
Total allowance for loan losses	$3,381	100.00%	100.00%

	2011
	(Dollars in Thousands)
One-to-four family	$3,113	65.58%	60.41%
Multi-family	438	9.23%	4.20%
Lines of credit (1)	-	-%	10.69%
Non-residential real estate	1,146	24.14%	15.08%
Commercial	11	0.23%	4.49%
Construction (1)	-	-%	0.74%
Consumer	39	0.82%	4.39%
Total allowance for loan losses	$4,747	100.00%	100.00%

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

Total allowance for loan losses decreased $0.1 million to $2.2 million at December 31, 2015 from $2.3 million at December 31, 2014. The decrease in the allowances for loan losses was primarily due to a net decrease of $0.4 million in the general portion of the reserve. The decrease in the general portion was due primarily to the stabilization of the nonperforming asset levels and charge-off levels which had a favorable impact on the historical loss factors. The historical loss factor for one-to-four family, multi-family, and non-residential property declined the most due to the historical loss percentage improving as charge-off levels declined by $1.1 million, as well as movements in the qualitative factors as risks in their segments change. The historical loss factors increased slightly for the other categories with the largest increases in the consumer and purchased auto segments. Additionally, management reduced the qualitative factors for most of the segments related to the economy to reflect the stabilization of local economic conditions, which began in mid-2014. The loan portfolio also includes $25.1 million of loans acquired at their fair values in the Twin Oaks merger on December 31, 2014. Offsetting this decrease was an increase of $344,000 of specific reserves on impaired loans. Impaired loans were $5.0 million with a valuation allowance of $387,000 at December 31, 2015, as compared to $6.0 million with a valuation allowance of $43,000 at December 31, 2014. Of the $5.0 million of impaired loans, $0.5 million were acquired in the merger with Twin Oaks and valued per FASB ASC 310-30 (see Note 2 to the Notes to the Consolidated Financial Statements).

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

At December 31, 2015, our investment portfolio consisted primarily of municipal securities with maturities of five to more than ten years and residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 30 years or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of investment performance. Our Executive Vice-President and CFO are the designated investment officers and they are responsible for the daily investment activities and are authorized to make investment decisions consistent with our investment policy. The Investment Committee, consisting of seven external Board of Director members, meets regularly with the Executive Vice-President and CFO to review and determine investment strategies and transactions.

The following table sets forth the carrying value of our investment portfolio at the dates indicated.

	December 31,
	2015		2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Available-for-sale
State and municipal securities	$19,237	$19,237	$20,225	$20,225	$8,444	$8,444
Residential mortgage-backed securities	27,748	27,748	32,547	32,547	26,103	26,103
Total available-for-sale	$46,985	$46,985	$52,772	$52,772	$34,547	$34,547

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Certain mortgage-backed securities have interest rates that are adjustable and will re-price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

	At December 31, 2015
	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Available-for-sale securities:
State and municipal securities	$501	6.00%	$828	3.85%	$7,951	4.24%	$9,957	4.42%	$19,237	4.36%
Residential mortgage-backed securities	38	4.70%	26,979	2.17%	731	3.14%	-	0.00%	27,748	2.20%
Total securities available-for-sale	$539	5.91%	$27,807	2.22%	$8,682	4.15%	$9,957	4.42%	$46,985	3.08%

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

The following table sets forth the dollar amount of deposits by type as of the dates indicated.

	December 31,
	2015		2014		2013
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars In Thousands)
Non-Interest Bearing Checking	$10,326	5.84%	$8,198	4.50%	$5,219	3.58%
Interest Bearing Checking	26,390	14.93%	22,847	12.54%	14,382	9.87%
Money Market accounts	29,580	16.74%	29,278	16.07%	21,795	14.95%
Savings accounts	22,740	12.87%	22,765	12.49%	16,941	11.62%
Certificates of Deposit accounts	87,699	49.62%	99,145	54.40%	87,432	59.98%
Total deposit accounts	$176,735	100.00%	$182,233	100.00%	$145,769	100.00%
Certificate Accounts, by rate
Less than 1.00%	$41,155	46.93%	$54,000	54.47%	$41,752	47.75%
1.00% to 1.99%	44,643	50.90%	35,840	36.15%	28,584	32.69%
2.00% to 2.99%	1,900	2.17%	6,223	6.27%	13,565	15.52%
3.00% to 3.99%	1	0.00%	3,072	3.10%	3,531	4.04%
4.00% to 4.99%	-	0.00%	10	0.01%	-	0.00%
5.00% to 5.99%	-	0.00%	-	0.00%	-	0.00%
Total Certificate Accounts	$87,699	100.00%	$99,145	100.00%	$87,432	100.00%

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	Years Ended December 31,
	2015		2014		2013
	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount	Weighted Avg. Rate	Average Amount
	(Dollars In Thousands)
Non-Interest Bearing Checking	0.00%	$8,822	0.00%	$4,448	0.00%	$4,187
Interest Bearing Checking	0.04%	25,115	0.05%	14,982	0.05%	13,465
Money Market accounts	0.20%	29,086	0.23%	19,627	0.24%	20,837
Passbook accounts	0.06%	22,791	0.06%	18,206	0.06%	16,642
Certificate of Deposit accounts	0.93%	92,777	0.98%	82,056	1.20%	95,916
Total	0.54%	$178,591	0.63%	$139,319	0.80%	$151,047

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Beginning of period	$182,233	$145,769	$155,075
Deposits acquired in Twin Oaks Merger	-	49,610	-
Net deposits (withdrawals)	(6,317)	(14,050)	(10,672)
Interest credited on deposit accounts	819	904	1,366
End of period	$176,735	$182,233	$145,769
Percent change	-3.02%	25.01%	-6.00%

The following table indicates the amount of certificates of deposit as of December 31, 2015, by time remaining until maturity.

	Three	Over Three	Over Six	Over
	Months	To Six	To Twelve	Twelve
	Or Less	Months	Months	Months	Total
	(In Thousands)
Less than $100,000	$6,978	$6,443	$10,348	$28,148	$51,917
$100,000 to 250,000	3,577	3,310	4,977	16,990	28,854
Over $250,000	558	776	516	5,078	6,928
Total	$11,113	$10,529	$15,841	$50,216	$87,699

	Less than	1 to 2	2 to 3	3 to 4	4 to 5
	1 year	years	years	years	years	Total
	(In Thousands)
Less than 1.00%	$28,131	$11,378	$1,517	$129	$-	$41,155
1.00% to 1.99%	7,506	10,060	14,221	7,318	5,538	44,643
2.00% to 2.99%	1,845	50	5	-	-	1,900
3.00% to 3.99%	1	-	-	-	-	1
4.00% to 4.99%	-	-	-	-	-	-
5.00% to 5.99%	-	-	-	-	-	-
Total	$37,483	$21,488	$15,743	$7,447	$5,538	$87,699

Borrowings. If necessary, we borrow from the Federal Home Loan Bank of Chicago to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. There were approximately $2.1 million of Federal Home Loan Bank advances outstanding at December 31, 2015. At December 31, 2015, we had the ability to borrow $68.3 million from the Federal Home Loan Bank of Chicago. In addition, as of December 31, 2015, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase federal funds.

Personnel

At December 31, 2015, we had 42 full-time employees and 11 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Capital Requirements. Under Basel III, the capital regulations now require federal savings banks to meet four minimum capital standards: a 4.0% Tier 1 leverage ratio; a 4.5% common equity Tier 1 ratio; a 6.0% Tier 1 capital ratio; and an 8% Total capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard. The rules eliminated the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The risk-based capital standard requires federal savings banks to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 150%, as assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of Tier 2 capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of core capital.

Savings and loan holding companies with less than $1 billion in assets are not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.

As of December 31, 2015, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings bank that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 6%, a ratio of common equity Tier 1 capital to risk weighted assets of less than 4.5%, or a Tier 1 leverage ratio of less than 4% is considered to be “undercapitalized.” A savings bank that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 4%, a common equity Tier 1 ratio of less than 3%, or a Tier 1 leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OCC within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2015, Ottawa Savings Bank maintained 81.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Federal savings banks are required to pay assessments to the OCC to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings bank’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report or call report, its financial condition and the complexity of its portfolio. The OCC assessments paid by Ottawa Savings Bank for the year ended December 31, 2015 was approximately $81,000.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2015 averaged 0.15 basis points of assessable deposits.

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

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). The amounts are adjusted annually and, for 2015, the regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Ottawa Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ottawa Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ottawa Savings Bank had an investment in Federal Home Loan Bank of Chicago stock at December 31, 2015 of $1.1 million.

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

Capital Requirements. Savings and loan holding companies with less than $1 billion in assets are not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2011. Ottawa Savings Bank’s maximum federal income tax rate was 35% for both the 2015 and 2014 tax year.

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

State Taxation

Ottawa Savings Bancorp, Inc. is subject to the Illinois Income Tax and the Illinois Personal Property Tax Replacement Income Tax, at the rates of 5.25% and 2.5%, respectively, for the fiscal year 2015 as compared to 7.0% and 2.5%, respectively, for the fiscal year 2014. These taxes are imposed on our federal taxable income, with certain adjustments.

ITEM 1A. RISK FACTORS

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2015, our allowance for loan losses as a percentage of total gross loans was 1.56% and as a percentage of total non-performing loans was approximately 44.00%. Because of the concentration of one-to-four family, non-residential and commercial loans in our loan portfolio, the movement of a small number of loans to non-performing status can have a significant impact on this ratio. Although management believes that the allowance for loan losses as of December 31, 2015 was adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions worsen beyond what management currently expects.   Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.   For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Financial Condition at December 31, 2015 and December 31, 2014-- Provision for Loan Losses.”

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

Short-term market interest rates (which we use as a guide to price our deposits) remain near historically low levels, and longer-term market interest rates (which we use as a guide to price our longer-term loans) have been volatile since rising during the latter part of 2013 from historically low levels. In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market interest rates on the loans we have originated and the yields on securities we have purchased have been at historically low levels for several years. For the year ended December 31, 2015, our interest rate spread was 3.54% compared to 3.65% for the year ended December 31, 2014. Our ability to lower our interest expense is limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease. A continuation of a low interest rate environment will likely continue to adversely affect our net interest income, which would likely have an adverse effect on our profitability. If short-term interest rates rise, and if rates on our deposits re-price upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to re-deploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to data obtained from the FDIC, as of June 30, 2015, we held approximately 6.5% of all bank and thrift deposits in LaSalle County, which was the 6thth largest market share of deposits out of 24 financial institutions (excluding credit unions) in LaSalle County. For Grundy County, we held approximately 1.5% of all bank and thrift deposits which was the 12th largest market share of deposits out of 13 financial institutions (excluding credit unions). We face substantial competition from the other financial institutions that operate in our market area, most of which have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our ability to originate larger loans is limited by our lower loans to one borrower limit, which reduces our ability to compete for certain types of loans and can reduce our interest income. Our lower earnings also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it difficult to generate meaningful non-interest income. Finally, as a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations.

We may not realize estimated cost savings following the completion of mergers and acquisitions.

The success of the December 2014 merger with Twin Oaks Savings Bank, and of any future mergers and acquisitions, may depend, in part, on our ability to realize the estimated cost savings from combining Twin Oaks and other acquired entities with our existing operations. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated. The cost savings estimates also depend on the ability to combine the business in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect, or if there is an inability to combine successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

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

As of December 31, 2015, most of our total loans were to individuals and/or secured by properties located in our primary market area of LaSalle and Grundy Counties in Illinois. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in LaSalle County. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2015, we had $650,000 of goodwill and $737,000 of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2015 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may adversely affect our performance.

We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers or otherwise, our business and operating results may be materially adversely affected.

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

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which formerly regulated the Bank, was merged into the OCC. Savings and loan holding companies, including Ottawa Savings Bancorp MHC and Ottawa Savings Bancorp, Inc. are now regulated by the Federal Reserve Board. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as Ottawa Savings Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies, which may limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Ottawa Savings Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Ottawa Savings Bank and Ottawa Savings Bancorp, Inc. on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is located and conducts its business at the Bank’s main office at 925 LaSalle Street, Ottawa, Illinois 61350. The Company owns the building. The Company believes that the current facility is adequate to meet its present and immediately foreseeable needs. Additionally, the Bank has branch offices in Marseilles and Morris, Illinois.

The following table sets forth certain information relating to these facilities at December 31, 2015.

		Net Book
	Year	Value at			Date of
	Opened/	December	Square	Owned/	Lease
Location	Acquired	31, 2015	Footage	Leased	Expiration
925 LaSalle Street, Ottawa, IL 61350	1958	$6,118,800	21,000	Owned	N/A
125 West Bluff Street, Marseilles IL 61341	2014	$293,203	3,286	Owned	N/A
1508 Creek Drive, Morris IL 60450	2014	$360,186	2,729	Owned	N/A

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “OTTW”. At December 31, 2015, the Company had 304 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board and dividends declared during the periods indicated in 2015 and 2014. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	2015			2014
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$11.59	$9.50	$-	$8.90	$8.50	$-
Second quarter	$12.00	$10.00	$-	$9.50	$8.40	$-
Third quarter	$11.84	$9.99	$-	$10.00	$9.00	$-
Fourth quarter	$11.00	$9.81	$-	$10.00	$9.50	$-

Dividend Policy

The Company paid no cash dividends during 2015 or 2014. On August 18, 2011, the Company announced that the Board of Directors voted to suspend the equity cash dividend on the Company’s common stock in an effort to conserve capital, and that the board intended to reevaluate the payment of a quarterly dividend on a quarter-by-quarter basis. The Board of Directors will declare dividends upon consideration of a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends. The Company has filed consolidated tax returns with the Bank. Accordingly, it is anticipated that any future cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a nontaxable return of capital for federal and state income tax purposes.

Dividends from the Company will depend, in large part, upon receipt of dividends from the Bank and ability of the MHC to waive the receipt of dividends paid by the Company to its shareholders. Federal and state law imposes certain limitations on dividends by savings banks and the waiver of receipt of dividends by mutual holding companies. See “Item 1.Business.” and “Item 1A. Risk Factors.”

Issuer Purchases

There were no shares purchased by the Company during 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-1.

	At December 31,
	2015	2014	2013
	(In Thousands, except per share data)

Financial Condition Data:
Total Assets	$213,563	$221,725	$170,610
Loans, net (1)	140,110	142,502	110,673
Securities available for sale	46,985	52,772	34,547
Deposits	176,735	182,233	145,769
Stockholders' Equity	30,712	29,708	21,486
Book Value per common share	$10.61	$10.26	$10.14

(1)     Net of loans in process, deferred loan (costs) fees, and allowance for loan losses.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands, except per share data)

Operations Data:
Total interest and dividend income	$8,054	$6,557	$6,952
Total interest expense	907	952	1,452
Net interest income	7,147	5,605	5,500
Provision for loan losses	270	901	875
Other income	1,185	670	761
Other expense	7,045	4,222	3,917
Income tax expense (benefit)	246	348	540
Net income (loss)	$771	$804	$929
Basic earnings (loss) per share	$0.27	$0.39	$0.45
Diluted earnings (loss) per share	$0.27	$0.38	$0.45

	At or for the Years Ended
	December 31,
	2015	2014	2013
Performance Ratios:
Return on average assets	0.35%	0.49%	0.53%
Return on average stockholders' equity	2.56	3.62	4.38
Average stockholders' equity to average assets	13.83	13.41	12.06
Stockholders' equity to total assets at end of period	14.38	13.40	12.59
Net interest rate spread (1)	3.54	3.65	3.38
Net interest margin (2)	3.61	3.72	3.45
Average interest-earning assets to average interest-bearing liabilities	114.85	111.18	108.42
Other expense to average assets	3.23	2.55	2.17
Efficiency ratio (3)	84.55	67.29	62.56
Dividend payout ratio	-	-	-
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	22.36	20.28	20.79
Tier 1 core capital (to risk-weighted assets)	21.10	19.03	19.52
Common equity Tier 1 (to risk-weighted assets) (4)	21.10	N/A	N/A
Tier 1 leverage (to adjusted total assets)	13.18	11.59	11.32
Asset Quality Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	0.25	1.30	1.12
Allowance for loan losses to gross loans outstanding	1.56	1.59	2.52
Non-performing loans to gross loans	3.55	4.15	5.10
Non-performing assets to total assets (5)	2.52	2.86	3.80
Other Data:
Number of full-service offices	3	3	1

(1)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents other expense as a percent of net interest income before the provision for loan losses and other income.
(4)	Regulatory capital ratios are based on BASEL III capital standards for 2015 and BASEL I standards for 2014 and 2013.
(5)	Non-performing assets consist of non-performing loans and foreclosed real estate. Non-performing loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

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

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

The Company's total assets decreased $8.1 million, or 3.7%, to $213.6 million at December 31, 2015, from $221.7 million at December 31, 2014. The decrease in assets was primarily due to a decrease in loans of $2.4 million, a decrease in securities available for sale of $5.8 million, a decrease in non-marketable equity securities of $0.4 million, a decrease in time deposits of $0.6 million, and decreases in other assets of $0.5 million, partially offset by an increase in cash and cash equivalents of $1.9 million.

Cash and cash equivalents increased $1.9 million, or 37.4%, to $7.1 million at December 31, 2015 from $5.2 million at December 31, 2014, primarily as a result of cash provided by operating activities of $2.5 million and investing activities of $8.1 million exceeding cash used in financing activities of $8.7 million. In addition to a decrease in deposits, the cash used in financing activities includes a principal reduction in Federal Home Loan Bank advances of $3.3 million.

Federal funds sold decreased $0.1 million, or 3.5%, to $1.6 million at December 31, 2015 from $1.7 million at December 31, 2014.

Securities available for sale decreased $5.8 million, or 11.0%, to $47.0 million at December 31, 2015 from $52.8 million at December 31, 2014. The decrease was primarily due to sales, calls and maturities of $7.6 million and pay-downs of $7.1 million, offset by $9.5 million in purchases.

Loans, net of the allowance for loan losses, decreased $2.4 million, or 1.7%, to $140.1 million at December 31, 2015 from $142.5 million at December 31, 2014. The decrease in loans, net of the allowance for loan losses, was primarily due to a decrease in the purchased auto loan portfolio of $3.5 million, a decrease in commercial loans of $0.2 million, a decrease of $0.1 million in consumer direct loans, and a decrease in non-residential real estate loans of $0.8 million. The decreases were partially offset by an increase in one-to four family mortgage loans of $1.1 million and an increase in multi-family loans of $0.9 million. Additionally, there were normal pay-downs and principal reductions. The Company is focusing its lending efforts on customers based primarily in its local markets.

Foreclosed real estate increased approximately $0.1 million, or 34.7%, to $0.3 million at December 31, 2015 from $0.2 million at December 31, 2014. The increase was primarily due to the addition of 26 properties valued at approximately $1.2 million acquired through loan foreclosures offset by the sale of 18 properties with proceeds of $1.2 million and additional valuation adjustments on three properties of approximately $0.1 million.

Total deposits decreased $5.5 million, or 3.0%, to $176.7 million at December 31, 2015, from $182.2 million at December 31, 2014. The decrease is primarily due to a decrease in certificates of deposit of $11.4 million, or 11.5%, and a slight decrease in savings account balances of less than $0.1 million, partially offset by an increase in checking balances of $5.7 million, or 18.3% and an increase in money market balances of $0.3 million from December 31, 2014 to December 31, 2015. The decrease in certificates of deposit and the increase in checking and money market balances is due to managements’ continued efforts to strategically price interest rates to position the Bank for rising interest rates and customers seeking non-term products as they wait for a better rate environment.

FHLB Advances decreased $3.3 million, or 61.0%, to $2.1 million at December 31, 2015, from $5.5 million at December 31, 2014. The Company made principal payments of $3.3 million and received no new advances during the year ended December 31, 2015.

Equity increased $1.0 million, or 3.4% to $30.7 million at December 31, 2015 from $29.7 million at December 31, 2014. The increase in equity is primarily a result of net income for the year ended December 31, 2015 of $0.8 million, and an increase other comprehensive income and other increases totaling approximately $0.2 million.

Comparison of Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

General. Net income was approximately $0.8 million for both years ended December 31, 2015 and 2014. Since the Merger occurred at the close of business on December 31, 2014, it had no effect on net income for 2014.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the years ended December 31, 2015 and 2014.

	2015	2014	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$6,833	$5,734	$1,099	19.17%
Securities:
Mortgage-backed and related securities	631	527	104	19.73
State and municipal securities	568	287	281	97.91
Non-marketable equity securities	8	7	1	14.29
Interest-bearing deposits	14	3	11	366.67
Total interest and dividend income	8,054	6,558	1,496	22.81
Interest expense:
Deposits	865	952	(87)	(9.14)
Borrowings	42	1	41	4,100.00
Total interest expense	907	953	(46)	(4.83)
Net interest income	$7,147	$5,605	$1,542	27.51%

Net interest income increased $1.5 million, or 27.51%, to $7.1 million for the year ended December 31, 2015 compared to $5.6 million for the year ended December 31, 2014. Interest and dividend income increased $1.5 million due to the increase in average interest earning assets of $47.5 million, offset by the yield decreasing on interest earning assets from 4.36% to 4.07%. The increase in earning assets is primarily attributable to the Merger with Twin Oaks. The yield on the loan portfolio declined as the low rate environment continued during 2015. In addition, average loans increased $29.8 million as a result of loans added to the Bank’s portfolio in connection with the Merger. The increase in net interest income also included a $46,000, or 4.83%, decrease in interest expense. The cost of funds declined 17 basis points, or 24.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to the continued low rate environment. Additionally, the average balance of interest bearing liabilities increased by $37.0 million, or 27.4%, primarily due to the Merger. Net interest margin decreased during the year ended December 31, 2015 to 3.61% compared to 3.72% at December 31, 2014.

Provision for Loan Losses. Management recorded a loss provision of $0.3 million for the year ended December 31, 2015, compared to $0.9 million for the year ended December 31, 2014. The provision level is dictated based on activity to the allowance, including charge-offs and recoveries. Managements’ assessment of risk in the portfolio is reflected in the qualitative factors, as discussed on page 12. Based on a review of the loans that were in the loan portfolio at December 31, 2015, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$37	$42	$(5)	(11.90)%
Gain on sale of loans	227	56	171	305.36
Gain on sale of OREO	228	84	144	171.43
Gain on sale of repossessed assets	11	17	(6)	(35.29)
Origination of mortgage servicing rights, net of amortization	14	5	9	180.00
Customer service fees	449	304	145	47.70
Income on bank owned life insurance	47	52	(5)	(9.62)
Other	172	110	62	56.36
Total other income	$1,185	$670	$515	76.87%

The increase in total other income was primarily due to increases in gain on sale of loans, increases in customer service fees, and gains on sales of OREO properties. The increase in gain on sale of loans is primarily a result of an increase in loans originated for sale. The increase in gains on sales of OREO properties is primarily due to the sale of 21 OREO properties for gains of approximately $0.2 million during 2015, compared to the sale of 10 OREO properties for gains of approximately $0.08 million during 2014. The increase in customer service fees is primarily due to the increase in deposits related to the Merger with Twin Oaks at December 31, 2014.

Other Expenses. The following table summarizes other expenses for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$3,082	$1,854	$1,228	66.24%
Directors fees	163	101	62	61.39
Occupancy	657	507	150	29.59
Deposit insurance premium	179	136	43	31.62
Legal and professional services	354	542	(188)	(34.69)
Data processing	1,423	328	1,095	333.84
Loss on sale of securities	33	17	16	94.12
Valuation adjustments and expenses on foreclosed real estate	172	55	117	212.73
Loss on sale of OREO	23	26	(3)	(11.54)
Loss on sale of repossessed assets	16	3	13	433.33
Other	943	653	290	44.41
Total other expenses	$7,045	$4,222	$2,823	66.86%

Efficiency ratio (1)	84.55%	67.29%

(1) Computed as other expenses divided by the sum of net interest income and other income.

The increase in other expenses was primarily due to the Merger with Twin Oaks effective at close of business on December 31, 2014, as there are now three branch locations to support rather than the one facility that existed before the Merger. Additionally, data processing costs increased because, until mid-May of 2015, we were supporting two core processing systems and have also incurred additional costs related to data conversion of approximately $0.3 million and approximately $0.5 million in early termination fees. The increase also includes increases in salaries and employee benefits, resulting from additional staff and directors in connection with the Merger, as well as annual merit increases. The efficiency ratio increased due to increased other expenses for the current period primarily related to the Merger.

Income Taxes. The Company recorded an income tax expense of $0.2 million for the year ended December 31, 2015, compared to $0.3 million for the year ended December 31, 2014. The effective tax rates for the years ended December 31, 2015 and 2014 were 24.2% and 30.2%, respectively. The decrease in 2015 compared to 2014 is primarily due to higher tax-exempt interest income in 2015.

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

	Year Ended December 31,
	2015			2014			2013
				(Dollars in Thousands)
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
ASSETS
Interest-earning assets
Securities, net (1)	$49,672	$1,198	2.41%	$33,611	$814	2.42%	$33,450	$735	2.20%
Loans receivable, net (2)	139,523	6,833	4.90%	111,311	5,734	5.15%	115,587	6,206	5.37%
Non-marketable equity securities	1,499	8	0.53%	1,235	7	0.57%	1,267	6	0.47%
Other investments	7,312	15	0.21%	4,362	3	0.07%	8,916	5	0.06%
Total interest-earning assets	198,006	$8,054	4.07%	150,519	$6,558	4.36%	159,220	$6,952	4.37%
Non-interest-earning assets	19,778			15,111			16,467
TOTAL ASSETS	$217,784			$165,630			$175,687

LIABILITIES AND EQUITY
Interest-bearing liabilities
Money Market accounts	$29,086	$60	0.21%	$19,627	$46	0.23%	$20,837	$51	0.24%
Savings accounts	22,791	16	0.07%	18,206	13	0.07%	16,642	14	0.08%
Certificates of Deposit accounts	92,777	777	0.84%	82,056	886	1.08%	95,916	1,381	1.44%
Checking accounts	25,116	12	0.05%	14,982	7	0.05%	13,465	6	0.04%
Advances and borrowed funds	2,627	42	1.60%	510	1	0.20%	-	-	0.00%
Total interest-bearing liabilities	172,397	907	0.53%	135,381	953	0.70%	146,860	1,452	0.99%
Non-interest-bearing liabilities	15,263			8,031			7,638
TOTAL LIABILITIES	187,660			143,412			154,498
EQUITY	30,124			22,218			21,189
TOTAL LIABILITIES AND EQUITY	$217,784			$165,630			$175,687
NET INTEREST INCOME		$7,147			$5,605			$5,500
NET INTEREST RATE SPREAD (3)			3.54%			3.65%			3.38%
NET INTEREST MARGIN (4)			3.61%			3.72%			3.45%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			114.85%			111.18%			108.42%

(1) Includes unamortized discounts and premiums.

(2) Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes non-performing loans. Loan fees included in interest income were $126,000, $149,000, and $135,000 for 2015, 2014, and 2013, respectively.

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

	Year Ended December 31,
	2015 COMPARED TO 2014 INCREASE (DECREASE) DUE TO			2014 COMPARED TO 2013 INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest earned on
Securities, net	$387	$(3)	$384	$4	$75	$79
Loans receivable, net	1,377	(278)	1,099	(221)	(251)	(472)
Non-marketable equity securities	1	-	1	-	1	1
Other investments	6	6	12	(3)	1	(2)
Total interest-earning assets	$1,771	$(275)	$1,496	$(220)	$(174)	$(394)

Interest expense on
Money Market accounts	$19	$(5)	$14	$(3)	$(2)	$(5)
Passbook savings accounts	3	-	3	1	(2)	(1)
Certificates of Deposit accounts	89	(198)	(109)	(149)	(345)	(494)
Checking accounts	5	-	5	1	-	1
Borrowed funds	34	7	41	-	-	-
Total interest-bearing liabilities	150	(196)	(46)	(150)	(349)	(499)
Change in net interest income	$1,621	$(79)	$1,542	$(70)	$175	$105

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

We have sought to manage our interest rate risk in order to limit the exposure of our earnings and capital to changes in interest rates. In an attempt to accomplish this, we offer a variety of loan products, some of which are based on the prime rate and some loan products that adjust on one- to-five year intervals, based on various indices including the prime rate and U.S. Treasury securities. To shorten asset duration, we purchase investments, which are usually three to five years in length, as well as balance our investment purchases to ensure extension risk is minimized. In addition, we have attempted to lengthen the maturities of our deposit accounts by offering proportionately higher interest rates for longer terms, 3-5 year certificate accounts and by increasing our core deposits, in which the overall balances are generally less volatile to interest rate fluctuations than certificate accounts.

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

	Year Ended December 31, 2015
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In Interest Rate (Basis Points)	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$34,025	$(3,208)	-8.62%	17.76%	25
+200	35,419	(1,814)	-4.87%	17.86%	35
+100	36,804	(429)	-1.15%	17.90%	39
0	37,233	-	-	17.51%	-
-100	35,768	(1,465)	-3.93%	16.39%	(112)

	Year Ended December 31, 2014
				Net Portfolio Value As A
	Net Portfolio Value			Percentage Of Present Value Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount Of Change	Percent Of Change	NPV Ratio	Change In Basis Points
	(Dollars In Thousands)
+300	$27,257	$(6,137)	-18.38%	13.60%	(133)
+200	29,532	(3,862)	-11.56%	14.21%	(72)
+100	31,920	(1,474)	-4.41%	14.79%	(14)
0	33,394	-	-	14.93%	-
-100	35,033	1,639	4.91%	15.27%	34

The table above indicates that at December 31, 2015, in the event of a 100 basis point increase in interest rates, we would experience a decrease of approximately 1.2% in net portfolio value. In the event of 200 basis point increase in interest rates, we would experience a decrease of approximately 4.9% in net portfolio value. For a 300 basis point increase in interest rates, we would experience a decrease value of approximately 8.6% in net portfolio value.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. Our liquidity ratio averaged 5.01% for the year ended December 31, 2015 compared to 4.15% for the year ended December 31, 2014. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination and purchase of one-to-four family, non-residential and multi-family real estate and other loans, including loans originated for sale, and the purchase of investment securities. For the years ended December 31, 2015 and 2014, our loan originations totaled $31.2 million and $16.4 million, respectively. For the years ended December 31, 2015, we purchased loans totaling $2.0 million, compared to the purchase of loans totaling $4.0 million for the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, we received $7.9 million and $3.1 million, respectively, from the sale of loans, resulting in gains of $227,000 and $56,000, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $14.8 million and $9.5 million for the years ended December 31, 2015 and 2014 respectively. We purchased $9.5 million and $3.8 million in securities for the years ended December 31, 2015 and 2014, respectively. For a more detailed breakdown of our loan activity, see the section entitled “Item 1. Business-Loan Origination, Purchase and Sales.”

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Excluding the impact of the acquired deposits in 2014, deposits decreased $5.4 million for the year ended December 31, 2015 and decreased $13.1 million for the year ended December 31, 2014. For a more detailed breakdown of our deposit activity, see the section entitled “Item 1. Business-Deposit Activities and Other Sources of Funds.”

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago (“FHLBC”) to provide advances and with Bankers Bank of Wisconsin to purchase Federal Funds. As a member of the FHLBC, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $68.3 million and $57.2 million from the FHLBC as of December 31, 2015 and 2014, respectively. In addition, as of December 31, 2015, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were $2.1 million and $5.5 million, respectively of Federal Home Loan Bank advances at December 31, 2015 and 2014 and no Federal Funds purchased outstanding at December 31, 2015 and 2014.

At December 31, 2015 we had outstanding commitments to originate loans of $0.9 million, unfunded commitments under lines of credit of $12.0 million, unfunded commitments on construction loans of $0.1 million, and less than $0.1 million of unfunded standby letters of credit. At December 31, 2015, certificates of deposit scheduled to mature in less than one year totaled $37.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

The Company is a separate legal entity from Ottawa Savings Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from Ottawa Savings Bank.  The amount of dividends that Ottawa Savings Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board, but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2015, the Company had liquid assets of $326,000.

Off-Balance Sheet Arrangements and Contractual Obligations

For the year ended December 31, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on its financial condition, results of operations or cash-flows.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company on January 1, 2018.  The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the effect that this standard will have on its financial statements.

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

The information required by this Item 8 is contained on pages F-1 through F-51 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as contemplated by Exchange Act Rule 13a-15(d). Based upon their evaluation, and as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to page 48 of this Annual Report on Form 10-K.

(c)	Changes to Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item regarding the Company’s directors, executive officers, the audit committee, the audit committee financial expert, the code of ethics and business conduct and compliance with Section 16(a) of the Exchange Act will be contained in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2016 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors,” “Corporate Governance—Code of Ethics and Business Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

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

4.1

Form of Stock Certificate of Ottawa Savings Bancorp, Inc. (incorporated by reference to Exhibit 4.1, to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)

10.1

Amended and Restated Employment Agreement by and between Ottawa Savings Bank, Ottawa Savings Bancorp, Inc. and Jon L. Kranov (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, No. 000-51367, filed on March 30, 2009)*

10.3

Ottawa Savings Bank Employees’ Savings and Profit Sharing Plan and Trust, (incorporated by reference to Exhibit 10.7 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended).*

10.4

Ottawa Savings Bank Change in Control Severance Compensation Plan, (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on March 18, 2005, as amended)*

10.5	Ottawa Savings Bank Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005)*

10.6

Amendment to Ottawa Savings Bank Voluntary Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form SB-2, No. 333-123455, filed on May 16, 2005, as amended)*

10.7

Salary Continuation Agreement between Ottawa Savings Bank and Jon L. Kranov, as amended. (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K, No. 000-51367, filed on March 30, 2009)*

10.8	Ottawa Savings Bank Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, NO. 000-51367, filed on November 4, 2014)*

11.1	Computation of per share earnings (included in Note 1 to the Company’s Consolidated Financial Statements)

14.1	Ottawa Savings Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Company’s 2006 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2007)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Company’s 2005 Annual Report on Form 10-KSB, No. 000-51367, filed on March 29, 2006)

23.1	Consent of RSM US, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Statements of Comprehensive Income; (iv) the Condensed Statements of Stockholders' Equity; (V) The Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control – Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

12.31.15

Ottawa Savings Bancorp, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ottawa Savings Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Ottawa Savings Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ottawa Savings Bancorp, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Chicago, Illinois

March 30, 2016

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets
Cash and due from banks	$2,096,966	$2,053,117
Interest bearing deposits	5,038,753	3,140,118
Total cash and cash equivalents	7,135,719	5,193,235
Time deposits	250,000	854,861
Federal funds sold	1,604,000	1,662,000
Securities available for sale	46,984,907	52,772,108
Non-marketable equity securities	1,358,121	1,780,674
Loans, net of allowance for loan losses of $2,224,006 and $2,314,607 at December 31, 2015 and 2014, respectively	140,110,201	142,501,513
Premises and equipment, net	7,058,047	7,040,228
Accrued interest receivable	775,641	881,612
Foreclosed real estate	313,368	232,650
Deferred tax assets	2,725,354	3,055,068
Cash value of life insurance	2,195,424	2,148,043
Goodwill	649,869	649,869
Core deposit intangible	451,000	567,000
Other assets	1,951,700	2,386,030
Total assets	$213,563,351	$221,724,891
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$10,325,832	$8,198,356
Interest bearing	166,409,076	174,034,663
Total deposits	176,734,908	182,233,019
Accrued interest payable	394	369
FHLB advances	2,139,117	5,483,036
Other liabilities	3,600,655	3,876,053
Total liabilities	182,475,074	191,592,477
Commitments and contingencies (Note 15)
Redeemable common stock held by ESOP plan	376,543	424,730
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,001,055 shares issued at December 31, 2015 and 2014	30,010	30,010
Additional paid-in-capital	15,845,341	15,830,623
Retained earnings	16,194,374	15,423,412
Unallocated ESOP shares	(203,504)	(254,380)
Unearned management recognition plan shares	(3,751)	(12,388)
Accumulated other comprehensive income	437,925	327,255
	32,300,395	31,344,532
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(376,543)	(424,730)
Total stockholders' equity	30,711,734	29,707,684
Total liabilities and stockholders' equity	$213,563,351	$221,724,891

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2015 and 2014

	2015	2014
Interest and dividend income:
Interest and fees on loans	$6,833,098	$5,734,079
Securities:
Residential mortgage-backed and related securities	630,654	526,915
State and municipal securities	567,562	286,878
Dividends on non-marketable equity securities	8,436	6,590
Interest-bearing deposits	14,494	2,624
Total interest and dividend income	8,054,244	6,557,086
Interest expense:
Deposits	864,815	951,320
Borrowings	42,236	1,259
Total interest expense	907,051	952,579
Net interest income	7,147,193	5,604,507
Provision for loan losses	270,178	901,000
Net interest income after provision for loan losses	6,877,015	4,703,507
Other income:
Gain on sale of securities	37,475	42,054
Gain on sale of loans	227,337	55,837
Gain on sale of OREO	227,907	84,208
Gain on sale of repossessed assets	10,650	17,379
Origination of mortgage servicing rights, net of amortization	14,108	5,499
Customer service fees	448,963	304,117
Income on bank owned life insurance	47,381	51,862
Other	171,470	109,609
Total other income	1,185,291	670,565
Other expenses:
Salaries and employee benefits	3,082,430	1,853,740
Directors fees	163,016	100,800
Occupancy	656,560	506,778
Deposit insurance premium	179,417	136,379
Legal and professional services	353,651	541,860
Data processing	1,423,119	328,097
Loss on sale of securities	33,149	17,234
Valuation adjustments and expenses on foreclosed real estate	171,739	55,119
Loss on sale of OREO	23,176	26,228
Loss on sale of repossessed assets	15,814	2,920
Other	943,468	653,321
Total other expenses	7,045,539	4,222,476
Income before income tax expense	1,016,767	1,151,596
Income tax expense	245,805	347,279
Net income	$770,962	$804,317
Basic earnings per share	$0.27	$0.39
Diluted earnings per share	$0.27	$0.38

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015 and 2014

	2015	2014
Net income	$770,962	$804,317
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding gains arising during the period	188,705	566,503
Reclassification adjustment for (gains) included in net income	(4,326)	(24,820)
Other comprehensive income, before tax	184,379	541,683
Income tax expense related to items of other comprehensive income	73,709	209,943
Other comprehensive income, net of tax	110,670	331,740
Comprehensive income	$881,632	$1,136,057

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related to ESOP Shares	Total
Balance, December 31, 2013	$22,249	$8,706,921	$14,619,095	$(305,256)	$(21,024)	$(4,485)	$(1,212,118)	$(319,090)	$21,486,292
Net income	-	-	804,317	-	-	-	-	-	804,317
Other comprehensive income	-	-	-	-	-	331,740	-	-	331,740
Allocation of 5,088 ESOP shares	-	(3,943)	-	50,876	-	-	-	-	46,933
Compensation expense on MRP awards granted	-	-	-	-	8,636	-	-	-	8,636
Compensation expense on RRP options granted	-	10,406	-	-	-	-	-	-	10,406
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	(105,640)	(105,640)
Issuance of 776,144 shares of common stock to Ottawa Savings Bancorp, MHC	7,761	7,117,239	-	-	-	-	-	-	7,125,000
Balance, December 31, 2014	30,010	15,830,623	15,423,412	(254,380)	(12,388)	327,255	(1,212,118)	(424,730)	29,707,684
Net income	-	-	770,962	-	-	-	-	-	770,962
Other comprehensive income	-	-	-	-	-	110,670	-	-	110,670
Allocation 5,087 of ESOP shares	-	4,311	-	50,876	-	-	-	-	55,187
Compensation expense on MRP awards granted	-	-	-	-	8,637	-	-	-	8,637
Compensation expense on RRP options granted	-	10,407	-	-	-	-	-	-	10,407
Change related to ESOP shares cash obligation	-	-	-	-	-	-	-	48,187	48,187
Balance, December 31, 2015	$30,010	$15,845,341	$16,194,374	$(203,504)	$(3,751)	$437,925	$(1,212,118)	$(376,543)	$30,711,734

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities
Net income	$770,962	$804,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225,787	184,160
Provision for loan losses	270,178	901,000
Provision for deferred income taxes	256,005	54,247
Net amortization of premiums and discounts on securities	701,590	523,021
Gain on sale of securities, net	(4,326)	(24,820)
Origination of mortgage loans held for sale	(7,629,607)	(3,056,550)
Proceeds from sale of mortgage loans held for sale	7,856,944	3,112,387
Gain on sale of loans, net	(227,337)	(55,837)
Origination and purchase of mortgage servicing rights, net of amortization	(14,108)	(5,499)
Gain on sale of foreclosed real estate, net	(204,731)	(57,980)
Write down of foreclosed real estate	77,770	-
Loss (gain) on sale of repossessed assets, net	5,164	(14,459)
ESOP compensation expense	55,187	46,933
MRP compensation expense	8,637	8,636
Compensation expense on RRP options granted	10,407	10,406
Amortization of core deposit intangible	116,000	-
Amortization (accretion) of fair value adjustments on acquired:
Loans	224,550	-
Certificates of deposit	(104,000)	-
Federal Home Loan Bank Advances	(21,771)	-
Increase in cash surrender value of life insurance	(47,381)	(51,862)
Change in assets and liabilities:
Decrease in accrued interest receivable	105,971	15,053
Decrease (increase) in other assets	404,315	(353,490)
Increase (decrease) in accrued interest payable and other liabilities	(275,373)	158,358
Net cash provided by operating activities	2,560,833	2,198,021
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(9,481,877)	(3,809,868)
Sales, calls, maturities and paydowns	14,756,193	9,484,995
Sale of non-marketable equity securities	422,553	-
Net decrease in time deposits	604,861	-
Net decrease (increase) in loans	622,276	(3,172,110)
Net decrease in federal funds sold	58,000	2,408,000
Cash received in bank acquisition	-	2,031,791
Proceeds from sale of foreclosed real estate	1,229,951	539,391
Proceeds from sale of repossessed assets	129,559	67,120
Purchase of premises and equipment	(243,606)	(13,915)
Net cash provided by investing activities	8,097,910	7,535,404
Cash Flows from Financing Activities
Net decrease in deposits	(5,394,111)	(13,146,030)
Proceeds from Federal Home Loan Bank advances	-	4,000,000
Principal reduction of Federal Home Loan Bank advances	(3,322,148)	(2,000,000)
Net cash used in financing activities	(8,716,259)	(11,146,030)
Net increase (decrease) in cash and cash equivalents	1,942,484	(1,412,605)
Cash and cash equivalents:
Beginning of period	5,193,235	6,605,840
End of period	$7,135,719	$5,193,235

(Continued)

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2015 and 2014

	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$864,790	$951,533
Interest paid on borrowings	42,236	1,259
Income taxes paid, net of refunds received	(48,000)	336,000
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	1,215,708	485,475
Other assets acquired in settlement of loans	90,600	108,850
Sale of foreclosed real estate through loan origination	32,000	356,200
(Decrease) increase in ESOP put option liability	(48,187)	105,640

	2015	2014
Assets acquired in bank acquisition
Total cash and cash equivalents		$2,031,791
Time deposits		854,861
Federal funds sold		440,000
Securities available for sale		23,856,673
Non-marketable equity securities		547,138
Loans		29,795,910
Premises and equipment, net		759,064
Accrued interest receivable		243,972
Deferred tax assets		869,186
Income tax refunds receivable		48,000
Goodwill		649,869
Core deposit intangible		567,000
Other assets		236,745
Total assets acquired		$60,900,209
Liabilities assumed in bank acquisition
Deposits		$49,610,398
Accrued interest payable		51
FHLB Advances		3,483,036
Other liabilities		681,724
Total liabilities assumed		$53,775,209

Common stock issued for bank acquisition		$7,125,000

See Accompanying Notes to Consolidated Financial Statements.

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

On December 31, 2014, the Company completed a merger with Twin Oaks Savings Bank (“Twin Oaks”), whereby Twin Oaks was merged with and into the Bank, with the Bank as the surviving institution (See Note 2 for additional information). As part of the merger agreement, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of December 31, 2015, Ottawa Savings Bancorp MHC holds 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

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

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the fair value of securities available for sale, the determination of the allowance for loan losses, valuation of deferred income taxes, the determination of the liability for postretirement benefits, and the fair value measurement for the assets and liabilities.

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

Non-marketable equity securities

Investments in the Federal Home Loan Bank of Chicago, Bankers Bank of Wisconsin, and the Upper Illinois River Valley Development Corporation are carried at cost and periodically evaluated for impairment.

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

The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company using the most recent twelve quarters with heavier weighting given to the most recent quarters. For performing credits acquired from Twin Oaks on December 31, 2014, the historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by Twin Oaks prior to the merger and by the Company after the merger using the most recent sixteen quarters with heavier weighting given to the most recent quarters.

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

The Company hires an independent firm to perform a loan review every 16-24 months to validate the risk ratings on selected commercial and non-residential loans. Additionally, the reviews include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. They also perform a documentation review on selected loans to determine if the credit is properly documented and closed in accordance with approval authorities and conditions. The next review will occur during the first quarter of 2016.

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

Residential real estate loans, multi-family real estate loans, consumer direct loans and purchased auto loans are not risk ranked individually. These loans are only classified when the borrower is 90 days or more past due or if the borrower has another loan with the Company that is over 90 days past due and dependent upon the same collateral. Under such circumstances, all of the loans connected with the collateral are classified as substandard and these loans are evaluated for impairment.

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

The Company considered expected prepayments and estimated the total expected cash flows, which included undiscounted expected principal and interest. The excess of that amount over the fair value of the loan is referred to as accretable yield. Accretable yield is recognized an interest income on a constant yield basis over the expected life of the loan. The excess of the contractual cash flows over expected cash flows is referred to as non-accretable difference and is not accreted into income. Over the life of the loan, the Company continues to estimate expected cash flows. Subsequent decreases in expected cash flows are recognized as impairments in the current period through the allowance for loan losses. Subsequent increases in cash flows to be collected are first used to reverse any existing valuation allowance and any remaining increases are recognized prospectively through an adjustment of the loan’s yield over its remaining life.

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

The carrying value of foreclosed residential real estate property as of December 31, 2015 and 2014, was $313,368 and $232,650, respectively. There were four residential real estate loans in the process of foreclosure as of December 31, 2015, totaling approximately $234,000 and 32 residential real estate loans in the process of foreclosure as of December 31, 2014, totaling approximately $1.3 million.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has no uncertain tax positions for which a liability has been recorded. The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2011 and the years prior.

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

Stock-based compensation

The Company recognizes compensation cost for all stock-based awards based on the estimated grant date fair value. The fair value of stock options is estimated using a Black-Scholes option pricing model and amortized to expense over the option’s vesting periods, as more fully disclosed in Note 12.

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

Cash surrender value of life insurance

The Company has purchased bank-owned life insurance on certain directors and officers. Bank-owned life insurance is recorded at its cash surrender value. Changed in the cash surrender values are included in other income.

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. On December 31, 2014, the Company completed a merger (see Note 2), which resulted in the recognition of goodwill of approximately $650,000. Goodwill acquired in a purchase business combination is not amortized, but tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2015, the Company’s evaluation of goodwill indicated that goodwill was not impaired.

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

Estimated future amortization expense on core deposit intangible is shown in the table below:

Years Ending December 31,	Amount

2016	$92,000
2017	73,000
2018	58,000
2019	46,000
2020	38,000
Thereafter	144,000
$451,000

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

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

	Years ended December 31,
	2015	2014
Net income available to common stockholders	$770,962	$804,317
Basic potential common shares:
Weighted average shares outstanding	2,894,123	2,120,105
Weighted average unallocated ESOP shares	(23,081)	(28,169)
Weighted average unvested MRP shares	(2,572)	(4,389)
Basic weighted average shares outstanding	2,868,470	2,087,547
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	2,406	3,659
Weighted average RRP options outstanding *	10,366	-
Dilutive weighted average shares outstanding	2,881,242	2,091,206
Basic earnings per share	$0.27	$0.39
Diluted earnings per share	$0.27	$0.38

*The effect of share options for 2014 were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company on January 1, 2018.  The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the effect that this standard will have on its financial statements.

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

The following table summarizes the fair value of the acquired assets and liabilities as of December 31, 2014:

2014
Assets
Total cash and cash equivalents	$2,031,791
Time deposits	854,861
Federal funds sold	440,000
Securities available for sale	23,856,673
Non-marketable equity securities	547,138
Loans	29,795,910
Premises and equipment, net	759,064
Accrued interest receivable	243,972
Deferred tax assets	869,186
Goodwill	649,869
Core deposit intangible	567,000
Other assets	284,745
Total assets acquired	$60,900,209
Liabilities
Deposits	$49,610,398
Accrued interest payable	51
FHLB Advances	3,483,036
Other liabilities	681,724
Total liabilities assumed	$53,775,209

$7,125,000

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 2.	Acquisition (Continued)

Total acquisition related costs included in other noninterest expenses in the consolidated statement of operations for the years ended December 31, 2015 and 2014 were approximately $850,000 and $395,000, respectively. For 2015, the acquisition related costs are related to the merge of the core processing systems and include a one-time early termination fee paid to Twin Oak’s former processor of $485,000. In 2014, the costs were primarily legal expenses.

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

The following table reflects activity for the loans acquired with deteriorated credit quality for the year ended December 31, 2015:

Balance, beginning of year	$1,323,647
Payment activity	(545,936)
Accretion into interest income	120,406
Charge-offs	(19,810)
Transfer to OREO	(302,702)
$575,605

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $1,208,000 and $3,194,000 as of December 31, 2015 and December 31, 2014, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the year ended December 31, 2015:

Balance, beginning of year	$362,000
Net reclassification from non-accretable yield	38,822
Accretion into interest income	(120,406)
Disposals	(105,074)
$175,342

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 2.	Acquisition (Continued)

Supplemental Pro Forma Results

The following schedule includes pro forma unaudited results for the period ended December 31, 2014, as if the acquisition had occurred as of January 1, 2014. The pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

2014
(unaudited)
(Dollar amounts in thousands)
Net interest income after provision for loan losses	$7,521
Total other income	943
Total revenue	8,464

Net income	$139

Net pro forma adjustments of $33,000 was added to net income to reflect the net effect of purchase accounting adjustments amortized over the appropriate time frame.

Note 3.	Restrictions on Cash and Amounts Due from Banks

At December 31, 2015 and 2014, the Bank was not required to maintain a minimum average balance on hand with the Federal Reserve Bank.

Note 4.	Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015:
Available for Sale
State and municipal securities	$18,733,573	$525,089	$21,454	$19,237,208
Residential mortgage-backed securities	27,532,067	365,558	149,926	27,747,699
	$46,265,640	$890,647	$171,380	$46,984,907
December 31, 2014:
Available for Sale
State and municipal securities	$19,997,846	$261,791	$34,445	$20,225,192
Residential mortgage-backed securities	32,239,374	357,715	50,173	32,546,916
	$52,237,220	$619,506	$84,618	$52,772,108

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.	Investment Securities (Continued)

At December 31, 2015 and 2014, there were no pledged securities.

The amortized cost and fair value at December 31, 2015, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized Cost	Fair Value

Due in three months or less	$500,000	$500,420
Due after three months through one year	-	-
Due after one year through five years	804,421	828,218
Due after five years through ten years	7,717,743	7,951,219
Due after ten years	9,711,409	9,957,351
Residential mortgage-backed securities	27,532,067	27,747,699
	$46,265,640	$46,984,907

There were proceeds of $7.0 million from the sale of securities during 2015 and proceeds of $3.5 million from the sale of securities during 2014, resulting in gross realized gains of $37,475 and $42,054, respectively and gross realized losses of $33,149 and $17,234, respectively, for net realized gains of $4,326 and $24,820, respectively. The tax provision applicable to the realized gains amounted to $1,692 and $9,635, respectively for the years ended December 31, 2015 and 2014.

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
Securities Available for Sale
State and municipal securities	$169,601	$101	$436,067	$21,353	$605,668	$21,454
Residential mortgage-backed securities	10,468,746	120,218	1,247,527	29,708	11,716,273	149,926
	$10,638,347	$120,319	$1,683,594	$51,061	$12,321,941	$171,380

December 31, 2014
Securities Available for Sale
State and municipal securities	$408,165	$93	$701,492	$34,352	$1,109,657	$34,445
Residential mortgage-backed securities	2,449,087	21,546	3,468,577	28,627	5,917,664	50,173
	$2,857,252	$21,639	$4,170,069	$62,979	$7,027,321	$84,618

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 4.	Investment Securities (Continued)

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

At December 31, 2015, 20 securities had unrealized losses with aggregate depreciation of 1.37% from the Company’s amortized cost basis. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2015.

Note 5.	Loans and Allowance for Credit Losses

Loans

The components of loans, net of deferred loan costs (fees), are as follows:

	December 31, 2015	December 31, 2014
Mortgage loans:
One-to-four family residential loans	$99,254,737	$98,144,990
Multi-family residential loans	3,969,207	3,111,650
Total mortgage loans	103,223,944	101,256,640

Other loans:
Non-residential real estate loans	20,177,322	20,928,085
Commercial loans	12,069,815	12,242,145
Consumer direct	1,651,371	1,724,700
Purchased auto	5,211,755	8,664,550
Total other loans	39,110,263	43,559,480
Gross loans	142,334,207	144,816,120
Less: Allowance for loan losses	(2,224,006)	(2,314,607)
Loans, net	$140,110,201	$142,501,513

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Loans and Allowance for Credit Losses (Continued)

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger described in Note 2, which are included in the loan categories above as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Mortgage loans:
One-to-four family residential loans	$20,752,355	$23,667,808
Multi-family residential loans	294,020	529,147
Total mortgage loans	21,046,375	24,196,955

Other loans:
Non-residential real estate loans	2,685,987	3,141,438
Commercial loans	852,077	1,450,602
Consumer direct	541,174	1,006,915
Total other loans	4,079,238	5,598,955
Gross loans	25,125,613	29,795,910
Less: Allowance for loan losses	(85,000)	-
Loans, net	$25,040,613	$29,795,910

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Years Ended December 31,
	2015	2014
One-to-four family	$2,000,000	$-
Purchased auto loans	-	4,038,145
	$2,000,000	$4,038,145

Net (charge-offs), segregated by class of loans, were as follows:

	Years Ended December 31,
	2015	2014
One-to-four family	$(200,954)	$(895,524)
Multi-family	(17,505)	(159,403)
Non-residential	(18,307)	(336,110)
Commercial	-	-
Consumer direct	(57,203)	(22,247)
Purchased auto	(66,810)	(83,689)
Net (charge-offs)/recoveries	$(360,779)	$(1,496,973)

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Loans and Allowance for Credit Losses (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014:

December 31, 2015	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607
Provision charged to income	116,088	37,824	(28,451)	15,359	83,586	45,772	270,178
Loans charged off	(296,169)	(33,892)	(18,307)	-	(64,183)	(73,965)	(486,516)
Recoveries of loans previously charged off	95,215	16,387	-	-	6,980	7,155	125,737
Balance at end of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006

Period-end amount allocated to:
Loans individually evaluated for impairment	$295,770	$-	$75,086	$-	$-	$-	$370,856
Loans acquired with deteriorated credit quality	15,828	-	-	-	-	-	15,828
Loans collectively evaluated for impairment	1,415,984	142,237	123,254	51,306	37,187	67,354	1,837,322
Balance at end of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006

December 31, 2014	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$2,277,325	$141,367	$388,215	$29,965	$1,698	$72,010	$2,910,580
Provision charged to income	430,647	139,954	192,993	5,982	31,353	100,071	901,000
Loans charged off	(975,968)	(183,270)	(336,110)	-	(25,947)	(90,389)	(1,611,684)
Recoveries of loans previously charged off	80,444	23,867	-	-	3,700	6,700	114,711
Balance at end of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607

Period-end amount allocated to:
Loans individually evaluated for impairment	$43,055	$-	$-	$-	$-	$-	$43,055
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Loans collectively evaluated for impairment	1,769,393	121,918	245,098	35,947	10,804	88,392	2,271,552
Balance at end of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607

Ottawa Savings Bancorp, Inc. & Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Loans and Allowance for Credit Losses (Continued)

The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014:

December 31, 20115	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,311,855	$-	$2,069,922	$-	$-	$3,069	$4,384,846
Loans acquired with deteriorated credit quality	575,605	-	-	-	-	-	575,605
Loans collectively evaluated for impairment	96,367,277	3,969,207	18,107,400	12,069,815	1,651,371	5,208,686	137,373,756
Ending Balance	$99,254,737	$3,969,207	$20,177,322	$12,069,815	$1,651,371	$5,211,755	$142,334,207

December 31, 2014	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,352,445	$257,399	$2,007,871	$-	$-	$10,971	$4,628,686
Loans acquired with deteriorated credit quality	1,292,549	-	31,098	-	-	-	1,323,647
Loans collectively evaluated for impairment	94,499,996	2,854,251	18,889,116	12,242,145	1,724,700	8,653,579	138,863,787
Ending Balance	$98,144,990	$3,111,650	$20,928,085	$12,242,145	$1,724,700	$8,664,550	$144,816,120

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

Note 5.	Loans and Allowance for Credit Losses (Continued)

The following table presents loans individually evaluated for impairment, by class of loans, as of December 31, 2015 and 2014:

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,014,703	$1,902,819	$984,641	$2,887,460	$311,598	$3,596,800
Multi-family	-	-	-	-	-	-
Non-residential	2,069,922	389,961	1,679,961	2,069,922	75,086	2,114,684
Commercial	-	-	-	-	-	21,789
Consumer direct	-	-	-	-	-	3,464
Purchased auto	3,069	3,069	-	3,069	-	6,574
	$5,087,694	$2,295,849	$2,664,602	$4,960,451	$386,684	$5,743,311

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$6,321,593	$3,364,478	$280,516	$3,644,994	$43,055	$3,232,026
Multi-family	440,669	257,399	-	257,399	-	196,499
Non-residential	2,220,498	2,038,969	-	2,038,969	-	2,030,582
Commercial	-	-	-	-	-	-
Consumer direct	3,851	-	-	-	-	-
Purchased auto	10,971	10,971	-	10,971	-	4,179
	$8,997,582	$5,671,817	$280,516	$5,952,333	$43,055	$5,463,286

For the years ended December 31, 2015 and 2014, the Company recognized no accrued or cash basis interest income on impaired loans.

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

The impaired loans at both December 31, 2015 and 2014, include approximately $2.6 million of loans whose terms have been modified in troubled debt restructurings. The restructured loans are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being returned to accrual status.

There were no loan modifications during the years ended December 31, 2015 and 2014 that were classified as troubled debt restructurings.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as of December 31, 2015 and 2014:

December 31, 2015	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,982,386	$-
Multi-family	-	-
Non-residential	2,069,922	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	3,069	-
	$5,055,377	$-

December 31, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$3,732,833	$-
Multi-family	257,399	-
Non-residential	2,038,969	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	10,971	-
	$6,040,172	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of December 31, 2015 and 2014:

December 31, 2015	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,251,155	$753,597	$737,042	$2,741,794	$96,512,943	$99,254,737
Multi-family	31,274	-	-	31,274	3,937,933	3,969,207
Non-residential	847,216	112,739	18,127	978,082	19,199,240	20,177,322
Commercial	9,086	-	-	9,086	12,060,729	12,069,815
Consumer direct	4,814	-	-	4,814	1,646,557	1,651,371
Purchased auto	2,391	-	3,069	5,460	5,206,295	5,211,755
	$2,145,936	$866,336	$758,238	$3,770,510	$138,563,697	$142,334,207

Note 5.	Loans and Allowance for Credit Losses (Continued)

December 31, 2014	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$2,622,762	$309,909	$1,741,415	$4,674,086	$93,470,904	$98,144,990
Multi-family	150,418	-	257,399	407,817	2,703,833	3,111,650
Non-residential	526,713	419,697	114,573	1,060,983	19,867,102	20,928,085
Commercial	96,525	-	-	96,525	12,145,620	12,242,145
Consumer direct	9,172	-	-	9,172	1,715,528	1,724,700
Purchased auto	-	-	10,971	10,971	8,653,579	8,664,550
	$3,405,590	$729,606	$2,124,358	$6,259,554	$138,556,566	$144,816,120

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

Note 5.	Loans and Allowance for Credit Losses (Continued)

As of December 31, 2015 and 2014, the risk category of loans by class is as follows:

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$692,601	$2,887,460	$-	$95,674,676
Multi-family	-	-	-	-	3,969,207
Non-residential	18,083,194	24,206	2,069,922	-	-
Commercial	12,069,815	-	-	-	-
Consumer direct	-	-	-	-	1,651,371
Purchased auto	-	-	3,069	-	5,208,686
Total	$30,153,009	$716,807	$4,960,451	$-	$106,503,940

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
One-to-four family	$-	$1,486,881	$3,644,994	$-	$93,013,115
Multi-family	-	-	257,399	-	2,854,251
Non-residential	18,889,116	-	2,038,969	-	-
Commercial	11,646,385	595,760	-	-	-
Consumer direct	-	-	-	-	1,724,700
Purchased auto	-	-	10,971	-	8,653,579
Total	$30,535,501	$2,082,641	$5,952,333	$-	$106,245,645

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and companies in which these parties have a 10% or more beneficial ownership. In the opinion of management, these loans are made with substantially the same terms, including interest rate and collateral, as those prevailing for comparable transactions with other customers and do not involve more than the normal risk of collectability. Loans to directors, principal officers, and their immediate families at December 31, 2015 and 2014 were $85,390 and $173,739, respectively.

Note 6.	Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $47,791,247 and $46,435,055 at December 31, 2015 and 2014, respectively. The carrying value of mortgage servicing rights associated with loans serviced for others as of December 31, 2015 and 2014, was $285,927 and $271,819, respectively.

Note 7.	Accrued Interest Receivable

Accrued interest receivable at December 31, 2015 and 2014, are summarized as follows:

	2015	2014
State and municipal securities	$191,801	$201,706
Residential mortgage-backed securities	91,391	116,451
Loans	492,449	553,869
Other	-	9,586
	$775,641	$881,612

Note 8.	Premises and Equipment

Premises and equipment at December 31, 2015 and 2014, are summarized as follows:

	2015	2014
Cost:
Land	$2,190,649	$2,190,649
Buildings	7,231,808	7,128,102
Furniture and equipment	1,421,856	1,281,956
	10,844,313	10,600,707
Less: Accumulated depreciation	3,786,266	3,560,479
	$7,058,047	$7,040,228

Note 9.	Deposits

Deposits at December 31, 2015 and 2014 are summarized as follows:

	2015		2014
	Amount	Percent	Amount	Percent

Non-interest bearing checking	$10,325,832	5.84%	$8,198,356	4.50%

Interest bearing checking	26,390,366	14.93%	22,847,282	12.54%
Money market	29,580,209	16.74%	29,278,041	16.07%
Savings	22,740,062	12.87%	22,764,931	12.49%
Certificates of deposit	87,698,439	49.62%	99,144,409	54.41%
Interest bearing	166,409,076	94.16%	174,034,663	95.50%
Total	$176,734,908	100.00%	$182,233,019	100.00%

Interest expense on deposits for the years ended December 31, 2015 and 2014, is summarized as follows:

	December 31,
	2015	2014
Money market	$60,054	$46,089
Savings	16,161	13,279
Certificates of deposit	777,084	885,014
Checking	11,516	6,938
	$864,815	$951,320

Deposits from directors, principal officers, and their immediate families at December 31, 2015 and 2014 were $2,932,164 and $2,644,197, respectively.

The aggregate amount of public deposits at December 31, 2015 and 2014 were $3,504,383 and $3,847,095, respectively.

The aggregate amount of certificates of deposit within a minimum denomination of $100,000 was approximately $35,782,000 and $39,185,000 at December 31, 2015 and 2014, respectively. Of these certificates of deposit, there was approximately $6,928,000 and $6,102,000 at December 31, 2015 and 2014, respectively with minimum denominations of $250,000.

Note 9.	Deposits (Continued)

At December 31, 2015, scheduled maturities of certificates of deposit are as follows:

2016	$37,482,454
2017	21,487,970
2018	15,742,854
2019	7,446,829
2020	5,538,332
$87,698,439

The Company held brokered deposits of approximately $273,000 and $272,000, respectively at December 31, 2015 and 2014. The broker receives a fee from the Company for the brokered deposits. Total fee expenses of $407 and $362 were recognized for the years ended December 31, 2015 and 2014, respectively.

Note 10.	Borrowings

Our borrowings consist of open line and term advances from the Federal Home Loan Bank of Chicago and Federal Funds purchased from Bankers Bank of Wisconsin. As a member, we are required to own capital stock in the Federal Home Loan Bank of Chicago and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. At December 31, 2015, we had the ability to borrow $68.3 million from the FHLBC. In addition, as of December 31, 2015, the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds. There were Federal Home Loan Bank advances outstanding of approximately $2.1 million and $5.5 million, respectively at December 31, 2015 and 2014. There were no Federal Funds purchased outstanding at December 31, 2015 and 2014.

A summary of outstanding advances is as follows:

	December 31,
	2015	2014
Open lines of credit at 0.30%	$-	2,800,000
Matured 10/02/2015 at 0.36%, fixed	-	499,547
Matures 01/13/2016 at 3.90%, fixed	1,002,431	1,031,600
Matures 03/30/2018 at 1.72%, fixed	494,211	491,638
Matures 04/01/2019 at 2.00%, fixed	492,723	490,540
Matures 10/03/2022 at 1.48%, fixed	149,752	169,711
	$2,139,117	$5,483,036

Note 11.	Employment Benefit and Retirement Plans

Employee stock ownership plan

On May 6, 2005, the Company adopted an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $763,140 from the Company and used those funds to acquire 76,314 shares of the Company’s stock in the initial public offering at a price of $10.00 per share.

Note 11.	Employment Benefit and Retirement Plans (Continued)

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce accrued interest. During 2015, 5,087 shares, with an average fair value of $10.85 per share were committed to be released, resulting in ESOP compensation expense of $55,187, as compared to 5,088 shares, with an average fair value of $9.23 per share, resulting in ESOP compensation expense of $46,933 for 2014.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2015 and 2014, respectively, 37,467 shares at a fair value of $10.05, and 42,473 shares at a fair value of $10.00, have been classified as mezzanine capital.

	December 31,
	2015	2014
Shares allocated	55,964	50,876
Shares withdrawn from the plan	(18,497)	(8,403)
Unallocated shares	20,350	25,438
Total ESOP shares	57,817	67,911
Fair value of unallocated shares	$204,518	$254,380

Supplemental executive retirement plan (SERP)

On September 19, 2007, the Bank entered into salary continuation agreements with certain of its executive officers to provide additional benefits upon retirement. The present value of the estimated liability under the agreement is being accrued using a discount rate of 4.5 percent ratably over the remaining years to the date when the executive is first eligible for benefits.  The recorded SERP liability was $433,069 and $770,563 for the years ended December 31, 2015 and 2014, respectively. The SERP compensation charged to expense totaled $73,292 and $119,724 for the years ended December 31, 2015 and 2014, respectively.

401(k) plan

The Bank maintains a voluntary 401(k) plan for substantially all employees. Employees may contribute a percentage of their compensation to the plan subject to certain limits based on federal tax laws. The Bank makes matching contributions to the 401(k) plan of 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. The Bank also makes Safe Harbor contributions, in addition to any matching contributions, equal to 3 percent of an eligible employee’s compensation to the 401(k) plan each pay period. Employer contributions vest to the employee ratably over a five-year period. Employer contribution expense was $122,456 for 2015 and $74,788 for 2014.

Note 11.	Employment Benefit and Retirement Plans (Continued)

Deferred compensation

The Bank has deferred compensation agreements with certain directors. Contributions to the plan for the years ended December 31, 2015 and 2014 were $93,689 and $51,509, respectively. The deferred compensation liability included on the balance sheet in other liabilities was $1,236,857 and $1,181,644 as of December 31, 2015 and 2014, respectively.

Director retirement plan

The Bank has, as a result of the merger, a director retirement plan for six of the former members of the Twin Oak’s Board of Directors. The plan provides monthly retirement benefits equal to one-twelfth of the annual Board fees. Payments are based on years of service on the Twin Oaks Board of Directors prior to the merger date (Note 2), with ten years of payments guaranteed. One former member was retired prior to the merger and will continue his current benefit payments. Three of the former members retired as of the merger date of December 31, 2014, and began collecting benefits in January 2015. The remaining two former members became part of the Bank’s board as of the merger date and will not commence their benefit until they retire. As of the merger date, the Plan was frozen as to benefit accruals and years of service. The compensation liability included on the balance sheet in other liabilities was $334,103 and $352,887 as of December 31, 2015 and 2014, respectively. This is an unfunded plan.

Director retirement plan valuation

	December 31,
	2015	2014
Number of participants:
Retirees	4	4
Active directors - not yet eligible	2	2
Total	6	6

Obligations and funded status:

	Years ended December 31,
	2015	2014
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$353	$-
Service cost	-	-
Interest cost	12	-
Actuarial loss (gain)	1	-
Benefits paid	(31)	-
Assumed liability	-	353
Benefit obligation at end of year	335	353

Change in plan assets
Employer contributions	31	-
Benefits paid	(31)	-
Fair value of plan assets at year end	-	-

Funded status	(335)	(353)
Actuarial loss (gain)	1	-
Net amount recognized	$(334)	$(353)

Note 11.	Employment Benefit and Retirement Plans (Continued)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2015	2014
Accumulated post-retirement benefit obligation:
Active participants	$(100,296)	$(100,632)
Retired participants including beneficiaries	(234,461)	(252,255)
Total	(334,757)	(352,887)
Plan assets at fair value	-	-
Funded status	(334,757)	(352,887)
Actuarial loss	654	-
(Accrued) cost included in other liabilities	$(334,103)	$(352,887)

Components of Net Periodic Benefit Cost:

	Years ended December 31,
	2015	2014
Service cost	$-	$-
Interest cost	11,816	-
Amortization net gain	654	-
Net cost	$12,470	$-

Assumptions used to determine net periodic benefit obligation:

	December 31,
	2015	2014
Discount rate	3.75%	3.50%

Mortality	2014 IRS applicable mortality table based on RP-2000 mortality for healthy males with projections to the year 2022	2014 IRS applicable mortality table based on RP-2000 mortality for healthy males with projections to the year 2020

Cash Flows:

Contributions: The Bank does not expect to contribute to its director retirement plan in 2016.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	Other Benefits
(Amounts in thousands)
2016	$31
2017	30
2018	28
2019	26
2020	25
2021-2025	129

Note11.	Employment Benefit and Retirement Plans (Continued)

 Post-retirement health benefit plan

The Bank has a contributory post-retirement health benefit plan for officers that meet eligibility requirements outlined in the employee handbook. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Bank’s expressed intent to increase retiree contributions.

Post-retirement health benefits valuation

	December 31,
	2015	2014
Number of participants:
Retirees	3	3
Active employees - fully eligible	-	1
Active employees - not yet eligible	3	3
Total	6	7

Obligations and funded status:

	Years ended December 31,
	2015	2014
	(Amounts in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$341	$288
Service cost	7	5
Interest cost	14	14
Actuarial loss (gain)	(79)	37
Plan amendments	(3)	-
Benefits paid	(8)	(7)
Retiree contributions	5	4
Benefit obligation at end of year	277	341

Change in plan assets
Employer contributions	3	3
Retiree contributions	5	4
Benefits paid	(8)	(7)
Fair value of plan assets at year end	-	-

Funded status	(277)	(341)
Actuarial loss (gain)	(135)	(63)
Net amount recognized	$(412)	$(404)

Note 11. Employment Benefit and Retirement Plans (Continued)

Amounts recognized in the statement of financial position consist of:

	December 31,
	2015	2014
Accumulated post-retirement benefit obligation:
Retirees	$(71,177)	$(63,928)
Active employees - fully eligible	-	(74,280)
Active employees - not yet eligible	(205,756)	(203,247)
Total	(276,933)	(341,455)
Plan assets at fair value	-	-
Funded status	(276,933)	(341,455)
Actuarial (gain)	(134,786)	(62,977)
(Accrued) cost included in other liabilities	$(411,719)	$(404,432)

Components of Net Periodic Benefit Cost:

	Years ended December 31,
	2015	2014
Service cost	$6,755	$5,394
Interest cost	13,733	14,349
Amortization net gain	(10,057)	(17,070)
Net cost (benefit)	$10,431	$2,673

Weighted average assumptions used to determine net periodic benefit cost:

	December 31,
	2015	2014
Discount rate	4.32%	4.08%
Expected long-term return on plan assets	-	-
Rate of compensation increase	-	-

Assumed health care cost trend rates:

	December 31,
	2015	2014
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2021	2020

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Amounts in thousands)
Effect on total of service and interest cost components	$6	$(4)
Effect on post-retirement benefit obligation	$63	$(55)

Note 11.	Employment Benefit and Retirement Plans (Continued)

Cash Flows:

Contributions: The Bank does not expect to contribute to its post-retirement benefit plan in 2016.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	Other Benefits
(Amounts in thousands)
2016	$8
2017	14
2018	17
2019	26
2020	26
2021-2025	149

Note 12.	Stock Compensation

Management recognition plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Pursuant to the Ottawa Savings Bancorp, Inc. 2006 Equity Incentive Plan, 43,608 shares were purchased by the Company in November 2006, at an average cost of $13.46 per share. Granted shares vest in equal installments over a five year period, with ownership of the shares transferring to the recipient upon vesting. The unamortized cost of shares not yet vested of $3,751 and $12,388 at December 31, 2015 and 2014, respectively, are reported as reductions of stockholders’ equity.

A summary of the status of the MRP stock awards is as follows:

Year ending December 31, 2015	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	2,795	$4.69
Granted	-	-
Vested and transferred to recipients	(1,748)	4.95
Outstanding and non-vested at end of year	1,047	$4.25

Year ending December 31, 2014	Shares	Weighted Average Grant Date Fair Value
Outstanding and non-vested at beginning of year	4,539	$4.79
Granted	-	-
Vested and transferred to recipients	(1,744)	4.95
Outstanding and non-vested at end of year	2,795	$4.69

Note 12.	Stock Compensation (Continued)

The total compensation cost at December 31, 2015, related to non-vested shares not yet recognized was approximately $4,100 with an average expense recognition period of 1 year. The Company recognized compensation expense of approximately $8,600 and $8,600, for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, 1,047 shares remain non-vested and are expected to be exercisable in accordance with their original terms.

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

The fair value of the stock options granted has been estimated using a Black-Scholes option pricing model. This option pricing model requires management to make subjective assumptions, such as expected stock price volatility, dividend rates, and expected time to exercise. There were no options granted during 2015 and 2014.

A summary of the status of the outstanding RRP stock options is as follows:

Year ended December 31, 2015	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of year	92,667	$10.46	3.10	$
Granted	-	-
Exercised	-	-
Outstanding at end of year	92,667	$10.46	2.10		$-

Exercisable at year end	90,048	$10.65	1.99		$-

Year ended December 31, 2014	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of year	92,667	$10.46	4.10	$-
Granted	-	-
Exercised	-	-
Outstanding at end of year	92,667	$10.46	3.10	$-

Exercisable at year end	85,686	$10.94	2.81	$-

Note 12.	Stock Compensation (Continued)

A summary of the vesting status of the RRP stock options at December 31, 2015 is as follows:

Stock Options	Shares	Weighted Average Exercise Price
Non-vested at beginning of year	6,981	$4.69
Granted	-	-
Vested	(4,362)	4.95
Non-vested at end of year	2,619	$4.25

The future compensation cost at December 31, 2015, related to non-vested options not yet recognized was approximately $5,400 with an average expense recognition period of 1 year. The Company recognized compensation expense of approximately $10,000 for each of the years ended December 31, 2015 and 2014.

Note 13.	Income Taxes

The Company and Bank file a consolidated federal income tax return on a calendar year basis.

Income tax expense is summarized as follows:

	Years Ended December 31,
	2015	2014
Federal:
Current	$(82,735)	$186,705
Deferred	244,915	61,820
	162,180	248,525
State:
Current	72,535	106,327
Deferred	11,090	(7,573)
	83,625	98,754
	$245,805	$347,279

The Company’s income tax differed from the maximum statutory federal rate of 35% for the years ended December 31, 2015 and 2014, as follows:

	Years Ended December 31,
	2015	2014

Expected income taxes	$355,868	$403,059
Income tax effect of:
State taxes, net of federal tax benefit	54,356	64,190
Tax exempt interest	(187,964)	(90,736)
Income taxed at lower rates	(10,168)	(11,516)
Other	33,713	(17,718)
	$245,805	$347,279

Note 13.	Income Taxes (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2015	2014
Deferred tax assets
Employee benefit plans	$955,036	$1,060,583
Allowance for loan losses	552,581	480,385
Net operating loss carryforwards	992,947	656,179
MRP/RRP compensation	187,822	187,524
Loans	245,912	796,381
Purchase accounting - acquisition expenses	144,204	155,630
Other	140,392	233,388
	3,218,894	3,570,070
Deferred tax liabilities
Unrealized gain on securities available for sale	(281,342)	(207,633)
FHLB stock dividends	-	(43,539)
Origination of mortgage servicing rights	(35,790)	(42,049)
Core deposit intangible	(176,408)	(221,781)
	(493,540)	(515,002)
Net deferred tax asset	$2,725,354	$3,055,068

Stockholders’ equity at December 31, 2015 and 2014 includes approximately $2,268,000 for which no federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $887,000 at December 31, 2015.

At December 31, 2015 the Company had federal and Illinois net operating loss carry forwards of $4.9 million comprised of approximately $2.5 million of federal and $2.4 million of Illinois. At December 31, 2014 the Company had federal and Illinois net operating loss carry forwards of $3.5 million comprised of approximately $1.6 million of federal and $1.9 million of Illinois. The federal net operating loss carry forwards will begin to expire in 2033, and the Illinois net operating loss carry forwards will begin to expire in 2023.

Management believes that it is more likely than not that the deferred tax assets included in the accompanying consolidated balance sheets will be fully utilized. We have determined that no valuation allowance is required as of December 31, 2015, although there is no guarantee that those assets will be fully recognizable in future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below). In July 2013, the federal banking agencies issued a final rule revising the regulatory capital rules applicable to most national banks and federal savings associations as well as their holding companies generally beginning on January 1, 2015. The rule implements the Basel Committee’s December 2010 framework known as “Basel III” for strengthening the international capital standards as well as certain provisions of the Dodd-Frank Act. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.50%, and a higher minimum Tier 1 capital requirement of 6.00% (which is an increase from 4.00%). Under the final rule, the total capital ratio remains at 8.00% and the minimum leverage ratio is 4.00%. Management believes as of December 31, 2015 and 2014, that the Bank meets all capital adequacy requirements to which it is subject.

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

The new minimum capital requirements were effective for the Company on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time, beginning on January 1, 2016.

As of December 31, 2015, the most recent examination conducted by the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the following table. There are no conditions or events that management believes have occurred that would change the Bank’s capitalization classification.

The Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Total Risk-Based Capital (to risk-weighted assets)	$29,642	22.36%	$10,606	8.00%	$13,258	10.00%
Tier I Capital (to risk-weighted assets)	$27,969	21.10%	$7,955	6.00%	$10,606	8.00%
Common Equity Tier I (to risk-weighted assets)	$27,969	21.10%	$5,966	4.50%	$8,617	6.50%
Tier I Leverage (to adjusted total assets)	$27,969	13.18%	$8,490	4.00%	$10,612	5.00%
December 31, 2014:
Total Risk-Based Capital (to risk-weighted assets)	$26,914	20.28%	$10,615	8.00%	$13,268	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$25,247	19.03%	$5,307	4.00%	$7,961	6.00%
Tier I Leverage (to adjusted total assets)	$25,247	11.59%	$8,713	4.00%	$10,891	5.00%
Tangible Capital (to adjusted total assets)	$25,247	11.59%	$3,267	1.50%	N/A	N/A

Note 15.	Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

The Company did not declare any dividends during 2015 or 2014.

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

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Variable rate	Fixed rate	Total	Range of rates on fixed rate commitments
As of December 31, 2015:
Commitments to originate loans	$640,500	$302,000	$942,500	3.50%	-	3.88%
Unfunded commitments on construction loans	94,033	-	94,033		-
Unfunded commitments under lines of credit	11,974,680	-	11,974,680		-
	12,709,213	302,000	13,011,213
Standby letters of credit	-	18,000	18,000		9.00%
	$12,709,213	$320,000	$13,029,213
As of December 31, 2014:
Commitments to originate loans	$170,000	$1,451,126	$1,621,126	3.88%	-	6.25%
Unfunded commitments on construction loans	424,477	331,052	755,529	4.25%	-	4.75%
Unfunded commitments under lines of credit	10,190,042	-	10,190,042		-
	10,784,519	1,782,178	12,566,697
Standby letters of credit	-	18,000	18,000		9.00%
	$10,784,519	$1,800,178	$12,584,697

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be fully drawn upon to the total extent of the $13.0 million to which the Bank is committed. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet obligations.

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

Securities Available for Sale

Securities classified as available for sale are recorded at fair value on a recurring basis using pricing obtained from an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, the pricing service estimates the fair values by using pricing models or quoted prices of securities with similar characteristics. For these securities, the inputs used by the pricing service to determine fair value consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and bonds’ terms and conditions, among other things resulting in classification within Level 2. Level 2 securities include state and municipal securities and residential mortgage-backed securities. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3. The Company has no securities classified within Level 3.

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

Note 16.	Fair Values Measurements (continued)

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during 2015 or 2014.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2015 and 2014.

December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$19,237,208	$-	$19,237,208
Residential mortgage-backed securities available for sale	-	27,747,699	-	27,747,699
	$-	$46,984,907	$-	$46,984,907

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
State and municipal securities available for sale	$-	$20,225,192	$-	$20,225,192
Residential mortgage-backed securities available for sale	-	32,546,916	-	32,546,916
	$-	$52,772,108	$-	$52,772,108

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 and December 31, 2014.

December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	-	-	$330,245	$330,245
Impaired loans, net	-	-	2,277,918	2,277,918

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
Foreclosed assets	$-	$-	$295,650	$295,650
Impaired loans, net	-	-	1,561,108	1,561,108

Note 17.	Fair Values of Financial Instruments

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

Loan Commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of December 31, 2015 and 2014, the fair values of the commitments are immaterial in nature.

Note 17.	Fair Values of Financial Instruments (continued)

The estimated fair values of the Bank’s financial instruments are as follows:

	Carrying	Fair Value Measurements at December 31, 2015 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$7,135,719	$7,135,719	$-	$-	$7,135,719
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,604,000	1,604,000	-	-	1,604,000
Securities	48,343,028	-	46,984,907	1,358,121	48,343,028
Accrued interest receivable	775,641	775,641	-	-	775,641
Net loans	140,110,201	-	-	141,665,000	141,665,000
Loans held for sale	-	-	-	-	-
Mortgage servicing rights	285,927	-	-	285,927	285,927
Financial Liabilities:
Non-interest bearing deposits	10,325,832	10,325,832	-	-	10,325,832
Interest bearing deposits	166,409,076	-	-	161,173,168	161,173,168
Accrued interest payable	394	394	-	-	394
FHLB advances	2,139,117	-	2,139,117	-	2,139,117

	Carrying	December 31, 2014 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,193,235	$5,193,235	$-	$-	$5,193,235
Time deposits	854,861	854,861	-	-	854,861
Federal funds sold	1,662,000	1,662,000	-	-	1,662,000
Securities	54,552,782	-	52,772,108	1,780,674	54,552,782
Accrued interest receivable	881,612	881,612	-	-	881,612
Net loans	142,501,513	-	-	144,682,000	144,682,000
Loans held for sale	-	-	-	-	-
Mortgage servicing rights	271,819	-	-	271,819	271,819
Financial Liabilities:
Non-interest bearing deposits	8,198,356	8,198,356	-	-	8,198,356
Interest bearing deposits	174,034,663	-	-	172,789,644	172,789,644
Accrued interest payable	369	369	-	-	369
FHLB advances	5,483,036	-	5,483,036	-	5,483,036

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

Note 18.	Condensed Parent Only Financial Statements

	December 31,
	2015	2014
Statements of financial condition
Assets:
Interest bearing deposits	$325,764	$327,738
Equity in net assets of Ottawa Savings Bank	30,495,721	29,480,686
ESOP note receivable	266,792	323,990
Total assets	$31,088,277	$30,132,414
Liabilities and stockholders' equity:
Liabilities	$-	$-
Redeemable common stock in ESOP plan	376,543	424,730
Stockholders' Equity	30,711,734	29,707,684
Total liabilities and stockholders' equity	$31,088,277	$30,132,414

	Years Ended December 31,
	2015	2014
Statements of operations
Equity in net income of subsidiary	$830,134	$842,045
Interest income	20,249	23,614
Operating income	850,383	865,659
Other expenses	79,421	65,342
Income before income tax benefit	770,962	800,317
Income tax (benefit)	-	(4,000)
Net income	$770,962	$804,317

	Years Ended December 31,
Statements of cash flows	2015	2014
Operating activities:
Net income	$770,962	$804,317
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net income of subsidiary	(830,134)	(842,045)
Net cash used in operating activities	(59,172)	(37,728)
Investing activities:
Payments received on ESOP note receivable	57,198	53,833
Net cash provided by investing activities	57,198	53,833
Financing activities:
Cash dividends paid	-	-
Purchase of treasury stock	-	-
Net cash used in financing activities	-	-
Net (decrease) increase in cash and cash equivalents	(1,974)	16,105
Cash and cash equivalents:
Beginning of period	327,738	311,633
End of period	$325,764	$327,738

Supplemental Schedule of Noncash Investing and Financing Activities
(Decrease) increase in ESOP put option liability	$(48,187)	$105,640

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.

Date: March 30, 2016	By:	/s/ JON L. KRANOV
Jon L. Kranov
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON L. KRANOV	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2016
Jon L. Kranov

/s/ MARC N. KINGRY	Chief Financial Officer (principal accounting and financial officer)	March 30, 2016
Marc N. Kingry

/s/ JAMES A. FERRERO	Director	March 30, 2016
James A. Ferrero

/s/ KEITH JOHNSON	Director	March 30, 2016
Keith Johnson

/s/ ARTHUR C. MUELLER	Director	March 30, 2016
Arthur C. Mueller

/s/ DANIEL J. REYNOLDS	Director	March 30, 2016
Daniel J. Reynolds

/s/ JOHN M. ARMSTRONG	Director	March 30, 2016
John M. Armstrong

S-1

/s/ CRAIG M. HEPNER	Director	March 30, 2016
Craig M. Hepner

/s/ THOMAS M. ADLER	Director	March 30, 2016
Thomas M. Adler

/s/ WILLIAM J. KUIPER	Director	March 30, 2016
William J. Kuiper

S-2