Form 10-Q
period 2016-03-31
Ottawa Savings Bancorp, Inc.
filed 2016-05-10
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2016
Common Stock, $0.01 par value	2,894,123

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2016

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$2,524,974	$2,096,966
Interest bearing deposits	1,635,668	5,038,753
Total cash and cash equivalents	4,160,642	7,135,719
Time deposits	250,000	250,000
Federal funds sold	949,000	1,604,000
Securities available for sale	48,444,907	46,984,907
Non-marketable equity securities	1,358,121	1,358,121
Loans, net of allowance for loan losses of $2,191,844 and $2,224,006 at March 31, 2016 and December 31, 2015, respectively	144,743,430	140,110,201
Loans held for sale	100,000	-
Premises and equipment, net	7,005,512	7,058,047
Accrued interest receivable	801,846	775,641
Foreclosed real estate	318,670	313,368
Deferred tax assets	2,552,190	2,725,354
Cash value of life insurance	2,207,596	2,195,424
Goodwill	649,869	649,869
Core deposit intangible	428,000	451,000
Other assets	2,595,360	1,951,700
Total assets	$216,565,143	$213,563,351
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$11,084,694	$10,325,832
Interest bearing	169,090,829	166,409,076
Total deposits	180,175,523	176,734,908
Accrued interest payable	1,902	394
FHLB advances	1,138,422	2,139,117
Other liabilities	3,786,854	3,600,655
Total liabilities	185,102,701	182,475,074
Commitments and contingencies
Redeemable common stock held by ESOP plan	422,255	376,543
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,001,055 shares issued	30,010	30,010
Additional paid-in-capital	15,847,200	15,845,341
Retained earnings	16,453,280	16,194,374
Unallocated ESOP shares	(190,785)	(203,504)
Unearned management recognition plan shares	(2,649)	(3,751)
Accumulated other comprehensive income	537,504	437,925
	32,674,560	32,300,395
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(422,255)	(376,543)
Total stockholders' equity	31,040,187	30,711,734
Total liabilities and stockholders' equity	$216,565,143	$213,563,351

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$1,723,298	$1,752,996
Securities:
Residential mortgage-backed and related securities	152,077	157,273
State and municipal securities	134,980	142,027
Dividends on non-marketable equity securities	2,190	1,376
Interest-bearing deposits	7,344	5,352
Total interest and dividend income	2,019,889	2,059,024
Interest expense:
Deposits	202,470	224,255
Borrowings	4,620	15,868
Total interest expense	207,090	240,123
Net interest income	1,812,799	1,818,901
Provision for loan losses	120,000	165,000
Net interest income after provision for loan losses	1,692,799	1,653,901
Other income:
Gain on sale of securities	96	21,630
Gain on sale of loans	38,930	38,608
Gain on sale of OREO	65,197	5,491
Gain on sale of repossessed assets	632	-
Loan origination and servicing income	58,622	46,856
Origination of mortgage servicing rights, net of amortization	2,130	(970)
Customer service fees	98,271	94,797
Income on bank owned life insurance	12,172	12,184
Other	24,819	27,389
Total other income	300,869	245,985
Other expenses:
Salaries and employee benefits	827,685	711,343
Directors fees	40,800	37,800
Occupancy	152,078	153,765
Deposit insurance premium	44,223	44,907
Legal and professional services	87,128	103,660
Data processing	135,022	374,928
Loss on sale of securities	-	2,039
Loan expense	58,542	60,268
Valuation adjustments and expenses on foreclosed real estate	36,513	20,098
Loss on sale of repossessed assets	-	9,883
Other	237,756	221,187
Total other expenses	1,619,747	1,739,878
Income before income tax expense	373,921	160,008
Income tax expense	115,015	16,344
Net income	$258,906	$143,664
Basic earnings per share	$0.09	$0.05
Diluted earnings per share	$0.09	$0.05

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income

Three Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$258,906	$143,664
Other comprehensive income, before tax:
Securities available for sale:
Unrealized holding gains arising during the period	163,649	408,355
Reclassification adjustment for (gains) included in net income	(96)	(19,591)
Other comprehensive income, before tax	163,553	388,764
Income tax expense related to items of other comprehensive income	63,974	150,911
Other comprehensive income, net of tax	99,579	237,853
Comprehensive income	$358,485	$381,517

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash Flows from Operating Activities
Net income	$258,906	$143,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,535	56,426
Provision for loan losses	120,000	165,000
Provision for deferred income taxes	109,190	31,172
Net amortization of premiums and discounts on securities	163,362	171,845
Gain on sale of securities, net	(96)	(19,591)
Origination of mortgage loans held for sale	(1,473,405)	(1,197,400)
Proceeds from sale of mortgage loans held for sale	1,412,335	921,548
Gain on sale of loans, net	(38,930)	(38,608)
Origination and purchase of mortgage servicing rights, net of amortization	(2,130)	970
Gain on sale of foreclosed real estate, net	(65,197)	(5,491)
Write down of foreclosed real estate	14,550	-
(Gain) loss on sale of repossessed assets, net	(632)	9,883
ESOP compensation expense	13,121	13,287
MRP compensation expense	1,102	2,138
Compensation expense on RRP options granted	1,457	2,576
Amortization of core deposit intangible	23,000	29,000
Amortization (accretion) of fair value adjustments on acquired:
Loans	30,796	6,847
Certificates of deposit	(19,000)	(31,000)
Federal Home Loan Bank Advances	(695)	-
Increase in cash surrender value of life insurance	(12,172)	(12,184)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(26,205)	63,803
(Increase) decrease in other assets	(654,907)	21,925
Increase (decrease) in accrued interest payable and other liabilities	240,143	(7,161)
Net cash provided by operating activities	153,128	328,649
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,613,482)	(3,241,338)
Sales, calls, maturities and paydowns	2,153,769	7,274,293
Net decrease in time deposits	-	100,000
Net increase in loans	(4,896,715)	(467,343)
Net decrease in federal funds sold	655,000	(1,373,000)
Proceeds from sale of foreclosed real estate	102,099	153,091
Proceeds from sale of repossessed assets	17,509	51,434
Purchase of premises and equipment	(6,000)	(62,186)
Net cash (used in) provided by investing activities	(5,587,820)	2,434,951
Cash Flows from Financing Activities
Net increase in deposits	3,459,615	1,120,848
Principal reduction of Federal Home Loan Bank advances	(1,000,000)	(2,792,728)
Net cash provided by (used in) financing activities	2,459,615	(1,671,880)
Net (decrease) increase in cash and cash equivalents	(2,975,077)	1,091,720
Cash and cash equivalents:
Beginning of period	7,135,719	5,193,235
End of period	$4,160,642	$6,284,955

(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$200,962	$222,831
Interest paid on borrowings	4,620	15,868
Income taxes paid, net of refunds received	-	(13,800)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	109,190	426,207
Other assets acquired in settlement of loans	3,500	34,600
Increase in ESOP put option liability	45,712	82,275

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(Continuted)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) is a savings and loan holding company incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $216.6 million at March 31, 2016 and is headquartered in Ottawa, Illinois. The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the communities it serves.

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

In connection with the Merger, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of March 31, 2016, Ottawa Savings Bancorp MHC holds 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. The interim financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company for the year ended December 31, 2015. Certain amounts in the accompanying financial statements and footnotes for 2015 have been reclassified with no effect on net income or stockholders’ equity to be consistent with the 2016 classifications. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2016, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(Continuted)

Allowance for Loan Losses. The allowance for loan losses is an amount necessary to absorb known or inherent losses that are both probable and reasonably estimable and is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

	Three Months Ended March 31,
	2016	2015
Net income available to common stockholders	$258,906	$143,664
Basic potential common shares:
Weighted average shares outstanding	2,894,123	2,894,123
Weighted average unallocated ESOP shares	(19,912)	(25,000)
Weighted average unvested MRP shares	(1,047)	(2,795)
Basic weighted average shares outstanding	2,873,164	2,866,328
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	919	2,338
Weighted average RRP options outstanding	7,752	7,660
Dilutive weighted average shares outstanding	2,881,835	2,876,326
Basic earnings per share	$0.09	$0.05
Diluted earnings per share	$0.09	$0.05

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

(Continuted)

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares, and the shares will become outstanding for earnings-per-share (“EPS”) computations. Dividends on allocated ESOP shares reduce retained earnings, and dividends on unallocated ESOP shares reduce accrued interest.

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At March 31, 2016, 38,739 shares at a fair value of $10.90 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	March 31,	December 31,
	2016	2015
Shares allocated	57,236	55,964
Shares withdrawn from the plan	(18,497)	(18,497)
Unallocated shares	19,078	20,350
Total ESOP shares	57,817	57,817
Fair value of unallocated shares	$207,950	$204,518

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016:
Available for Sale
State and municipal securities	$18,582,161	$574,479	$1,487	$19,155,153
Residential mortgage-backed securities	28,979,926	414,918	105,090	29,289,754
	$47,562,087	$989,397	$106,577	$48,444,907
December 31, 2015:
Available for Sale
State and municipal securities	$18,733,573	$525,089	$21,454	$19,237,208
Residential mortgage-backed securities	27,532,067	365,558	149,926	27,747,699
	$46,265,640	$890,647	$171,380	$46,984,907

The amortized cost and fair value at March 31, 2016, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$-	$-
Due after three months through one year	35,628	36,029
Due after one year through five years	2,086,238	2,148,217
Due after five years through ten years	7,200,706	7,425,262
Due after ten years	9,259,589	9,545,645
Residential mortgage-backed securities	28,979,926	29,289,754
	$47,562,087	$48,444,907

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(Continuted)

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at March 31, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2016
Securities Available for Sale
State and municipal securities	$898,342	$1,487	$-	$-	$898,342	$1,487
Residential mortgage-backed securities	6,637,334	64,876	3,288,403	40,214	9,925,737	105,090
	$7,535,676	$66,363	$3,288,403	$40,214	$10,824,079	$106,577

December 31, 2015
Securities Available for Sale
State and municipal securities	$169,601	$101	$436,067	$21,353	$605,668	$21,454
Residential mortgage-backed securities	10,468,746	120,218	1,247,527	29,708	11,716,273	149,926
	$10,638,347	$120,319	$1,683,594	$51,061	$12,321,941	$171,380

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

At March 31, 2016, 18 securities had unrealized losses with an aggregate depreciation of 0.98% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at March 31, 2016 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were proceeds of $0.6 million from the sales of securities for the three months ended March 31, 2016 and proceeds of $5.6 million for the three months ended March 31, 2015. The sales during the three months ended March 31, 2016 resulted in gross realized gains of $96 and no realized losses. The sales during the three months ended March 31, 2015 resulted in gross realized gains of $21,630 and gross realized losses of $2,039, for net realized gains of $19,591. The tax provision applicable to the realized gains amounted to $38 and $7,605, respectively, for the three months ended March 31, 2016 and 2015.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(Continuted)

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	March 31,	December 31,
	2016	2015
Mortgage loans:
One-to-four family residential loans	$99,223,438	$99,254,737
Multi-family residential loans	4,183,641	3,969,207
Total mortgage loans	103,407,079	103,223,944

Other loans:
Non-residential real estate loans	20,491,126	20,177,322
Commercial loans	11,573,233	12,069,815
Consumer direct	1,989,695	1,651,371
Purchased auto	9,474,141	5,211,755
Total other loans	43,528,195	39,110,263
Gross loans	146,935,274	142,334,207
Less: Allowance for loan losses	(2,191,844)	(2,224,006)
Loans, net	$144,743,430	$140,110,201

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated.

	March 31,	December 31,
	2016	2015
Mortgage loans:
One-to-four family residential loans	$20,308,604	$20,752,355
Multi-family residential loans	277,231	294,020
Total mortgage loans	20,585,835	21,046,375

Other loans:
Non-residential real estate loans	2,652,108	2,685,987
Commercial loans	829,194	852,077
Consumer direct	415,551	541,174
Total other loans	3,896,853	4,079,238
Gross loans	24,482,688	25,125,613
Less: Allowance for loan losses	(100,000)	(85,000)
Loans, net	$24,382,688	$25,040,613

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2016	2015
Purchased auto loans	$5,007,392	$-

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(Continuted)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended March 31,
	2016	2015
One-to-four family	$(151,015)	$48,566
Multi-family	3,972	(352)
Non-residential	-	-
Commercial	-	-
Consumer direct	1,727	(23,488)
Purchased auto	(6,846)	(17,508)
Net (charge-offs)/recoveries	$(152,162)	$7,218

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

March 31, 2016	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006
Provision charged to income	26,052	15,940	7,910	(1,863)	12,683	59,278	120,000
Loans charged off	(189,894)	-	-	-	-	(8,680)	(198,574)
Recoveries of loans previously charged off	38,879	3,972	-	-	1,727	1,834	46,412
Balance at end of period	$1,602,619	$162,149	$206,250	$49,443	$51,597	$119,786	$2,191,844

March 31, 2015	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607
Provision charged to income	95,169	9,714	(16,925)	8,019	33,626	35,397	165,000
Loans charged off	-	(4,323)	-	-	(25,025)	(19,661)	(49,009)
Recoveries of loans previously charged off	48,566	3,971	-	-	1,537	2,153	56,227
Balance at end of period	$1,956,183	$131,280	$228,173	$43,966	$20,942	$106,281	$2,486,825

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015:

March 31, 2016	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,367,914	$-	$2,027,946	$-	$-	$-	$4,395,860
Loans acquired with deteriorated credit quality	526,435	-	-	-	-	-	526,435
Loans collectively evaluated for impairment	96,329,089	4,183,641	18,463,180	11,573,233	1,989,695	9,474,141	142,012,979
Ending Balance	$99,223,438	$4,183,641	$20,491,126	$11,573,233	$1,989,695	$9,474,141	$146,935,274

Period-end amount allocated to:
Loans individually evaluated for impairment	$86,056	$-	$75,135	$-	$-	$-	$161,191
Loans acquired with deteriorated credit quality	32,685	-	-	-	-	-	32,685
Loans collectively evaluated for impairment	1,483,878	162,149	131,115	49,443	51,597	119,786	1,997,968
Balance at end of period	$1,602,619	$162,149	$206,250	$49,443	$51,597	$119,786	$2,191,844

December 31, 2015	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,311,855	$-	$2,069,922	$-	$-	$3,069	$4,384,846
Loans acquired with deteriorated credit quality	575,605	-	-	-	-	-	575,605
Loans collectively evaluated for impairment	96,367,277	3,969,207	18,107,400	12,069,815	1,651,371	5,208,686	137,373,756
Ending Balance	$99,254,737	$3,969,207	$20,177,322	$12,069,815	$1,651,371	$5,211,755	$142,334,207

Period-end amount allocated to:
Loans individually evaluated for impairment	$295,770	$-	$75,086	$-	$-	$-	$370,856
Loans acquired with deteriorated credit quality	15,828	-	-	-	-	-	15,828
Loans collectively evaluated for impairment	1,415,984	142,237	123,254	51,306	37,187	67,354	1,837,322
Balance at end of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2016 and December 31, 2015:

March 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,034,280	$1,691,312	$1,203,037	$2,894,349	$118,741	$3,019,955
Multi-family	-	-	-	-	-	-
Non-residential	2,027,946	363,985	1,663,961	2,027,946	75,135	1,950,103
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	2,046
	$5,062,226	$2,055,297	$2,866,998	$4,922,295	$193,876	$4,972,104

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,014,703	$1,902,819	$984,641	$2,887,460	$311,598	$3,596,800
Multi-family	-	-	-	-	-	-
Non-residential	2,069,922	389,961	1,679,961	2,069,922	75,086	2,114,684
Commercial	-	-	-	-	-	21,789
Consumer direct	-	-	-	-	-	3,464
Purchased auto	3,069	3,069	-	3,069	-	6,574
	$5,087,694	$2,295,849	$2,664,602	$4,960,451	$386,684	$5,743,311

For the three months ended March 31, 2016 and 2015, the Company recognized no accrued or cash basis interest income on impaired loans.

At March 31, 2016, there were 33 impaired loans totaling approximately $4.9 million, compared to 34 impaired loans totaling approximately $5.0 million at December 31, 2015. The change in impaired loans was a result of writing down and moving two impaired loans totaling approximately $0.1 million to OREO, the pay-off, charge-off, or restructure of four impaired loans totaling approximately $0.1 million, upgrading and returning one loan of approximately $0.1 million to accrual status, and payments of approximately $0.1 million, offset by the addition of four loans totaling approximately $0.4 million to the impaired loan list.

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

         Impaired loans at March 31, 2016 included $2.5 million of loans whose terms have been modified in troubled debt restructurings, compared to $2.6 million at December 31, 2015. The amount of TDR loans included in impaired loans decreased slightly as a result principal payments and as a result of moving one TDR of approximately $0.1 million to OREO, off-set by an increase due to the restructure of two impaired loans totaling approximately $0.1 million. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

Loans classified as TDRs during the three months ended March 31, 2016 and 2015, segregated by class, are shown in the tables below.

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015

	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	2	$82,400	$-	-	$-	$-
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	2	$82,400	$-	-	$-	$-

There were no TDR loans that were restructured during the twelve months prior to March 31, 2016 and 2015 that had payment defaults (i.e., 60 days or more past due following a modification), during the three months ended March 31, 2016 and 2015.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and nonperforming factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as March 31, 2016 and December 31, 2015:

March 31, 2016	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,987,761	$-
Multi-family	-	-
Non-residential	2,027,946	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	-	-
	$5,015,707	$-

December 31, 2015	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,982,386	$-
Multi-family	-	-
Non-residential	2,069,922	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	3,069	-
	$5,055,377	$-

The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2016 and December 31, 2015:

March 31, 2016	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$908,111	$1,084,774	$513,714	$2,506,599	$96,716,839	$99,223,438
Multi-family	-	-	-	-	4,183,641	4,183,641
Non-residential	267,271	-	-	267,271	20,223,855	20,491,126
Commercial	-	-	-	-	11,573,233	11,573,233
Consumer direct	10,838	-	-	10,838	1,978,857	1,989,695
Purchased auto	-	-	-	-	9,474,141	9,474,141
	$1,186,220	$1,084,774	$513,714	$2,784,708	$144,150,566	$146,935,274

December 31, 2015	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,251,155	$753,597	$737,042	$2,741,794	$96,512,943	$99,254,737
Multi-family	31,274	-	-	31,274	3,937,933	3,969,207
Non-residential	847,216	112,739	18,127	978,082	19,199,240	20,177,322
Commercial	9,086	-	-	9,086	12,060,729	12,069,815
Consumer direct	4,814	-	-	4,814	1,646,557	1,651,371
Purchased auto	2,391	-	3,069	5,460	5,206,295	5,211,755
	$2,145,936	$866,336	$758,238	$3,770,510	$138,563,697	$142,334,207

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

For residential real estate loans, multi-family, consumer direct and purchased auto loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated regularly by the Company’s loan system for real estate loans, multi-family and consumer direct loans. The Company receives monthly reports on the delinquency status of the purchased auto loan portfolio from the servicing company. Generally, when residential real estate loans, multi-family and consumer direct loans become over 90 days past due, they are classified as substandard. Periodically, based on subsequent performance over 6-12 months, these loans could be upgraded to special mention.

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

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

As of March 31, 2016 and December 31, 2015, the risk category of loans by class is as follows:

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Not Rated
One-to-four family	$-	$1,116,880	$2,894,349	$-	$95,212,209
Multi-family	-	-	-	-	4,183,641
Non-residential	18,440,434	22,746	2,027,946	-	-
Commercial	11,573,233	-	-	-	-
Consumer direct	-	-	-	-	1,989,695
Purchased auto	-	-	-	-	9,474,141
Total	$30,013,667	$1,139,626	$4,922,295	$-	$110,859,686

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Not Rated
One-to-four family	$-	$692,601	$2,887,460	$-	$95,674,676
Multi-family	-	-	-	-	3,969,207
Non-residential	18,083,194	24,206	2,069,922	-	-
Commercial	12,069,815	-	-	-	-
Consumer direct	-	-	-	-	1,651,371
Purchased auto	-	-	3,069	-	5,208,686
Total	$30,153,009	$716,807	$4,960,451	$-	$106,503,940

At March 31, 2016, the Company held approximately $319,000 of foreclosed residential real estate property, compared to approximately $313,000 at December 31, 2015. In addition, the Company also held approximately $290,000 and $234,000, in consumer mortgage loans collateralized by residential real estate properties that were in the process of foreclosure at March 31, 2016 and December 31, 2015, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $3,000 and $5,000 for the three month periods ended March 31, 2016 and 2015, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the three months ended March 31, 2016 and 2015, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements.

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

Foreclosed Assets

Foreclosed assets, consisting of foreclosed real estate and repossessed assets, are adjusted to fair value less estimated costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as non-recurring Level 3.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2016 and the year ended December 31, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

				Total
March 31, 2016	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$19,155,153	$-	$19,155,153
Residential mortgage-backed securities available for sale	-	29,289,754	-	29,289,754
	$-	$48,444,907	$-	$48,444,907

December 31, 2015	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$19,237,208	$-	$19,237,208
Residential mortgage-backed securities available for sale	-	27,747,699	-	27,747,699
	$-	$46,984,907	$-	$46,984,907

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

				Total
March 31, 2016	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$322,170	$322,170
Impaired loans, net	-	-	2,673,122	2,673,122

				Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$330,245	$330,245
Impaired loans, net	-	-	2,277,918	2,277,918

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2016 using:
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$4,160,642	$4,160,642	$-	$-	$4,160,642
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	949,000	949,000	-	-	949,000
Securities	49,803,028	-	48,444,907	1,358,121	49,803,028
Accrued interest receivable	801,846	801,846	-	-	801,846
Net loans	144,743,430	-	-	146,509,000	146,509,000
Loans held for sale	100,000	100,000	-	-	100,000
Mortgage servicing rights	288,057	-	-	288,057	288,057
Financial Liabilities:
Non-interest bearing deposits	11,084,694	11,084,694	-	-	11,084,694
Interest bearing deposits	169,090,829	-	-	164,206,306	164,206,306
Accrued interest payable	1,902	1,902	-	-	1,902
FHLB advances	1,138,422	-	1,138,422	-	1,138,422

	Carrying	December 31, 2015 using:
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$7,135,719	$7,135,719	$-	$-	$7,135,719
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,604,000	1,604,000	-	-	1,604,000
Securities	48,343,028	-	46,984,907	1,358,121	48,343,028
Accrued interest receivable	775,641	775,641	-	-	775,641
Net loans	140,110,201	-	-	141,665,000	141,665,000
Loans held for sale	-	-	-	-	-
Mortgage servicing rights	285,927	-	-	285,927	285,927
Financial Liabilities:
Non-interest bearing deposits	10,325,832	10,325,832	-	-	10,325,832
Interest bearing deposits	166,409,076	-	-	161,173,168	161,173,168
Accrued interest payable	394	394	-	-	394
FHLB advances	2,139,117	-	2,139,117	-	5,483,036

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

 Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of March 31, 2016 and December 31, 2015, the fair values of the commitments are immaterial in nature.

In addition, other assets and liabilities of the Bank that are not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

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

Total merger related costs included in other noninterest expenses in the consolidated statement of operations for the three months ended March 31, 2015 were approximately $243,000. The merger related costs are primarily related to the merger of the core processing systems.

Based on the merger date fair values of the assets acquired and the fair values of the assumed liabilities, the Company recorded goodwill of $649,869, none of which is expected to be tax deductible. The goodwill resulting from the merger primarily consists of the economies of scale expected from combining operations.

Total loans acquired in the merger were recorded at a fair value of $29,795,910 and had a contractual amount due of $31,831,910 as of the acquisition date, which was December 31, 2014. FASB ASC 310-20, Nonrefundable Fees and Other Costs, specifies the approach that needs to be used when the Bank expects to receive all of the contractual principal and interest payments due under an individual loan. Loans not considered to have deteriorated credit quality at the merger date had a contractual balance due of approximately $28,638,000 and an estimated fair value of approximately $28,472,000. The loan discount recorded at the date of the merger consisted of an accretable yield component of approximately $407,000 and an accretable credit component of approximately $(573,000), for a net fair value adjustment of approximately $(166,000).

Loans acquired with deteriorated credit quality and accounted for under FASB ASC Topic 310-30 as of the merger date had a contractual balance due of approximately $3,194,000 and an estimated fair value of approximately $1,324,000. The estimate of the contractual cash flows not expected to be collected due to credit quality was approximately $1,870,000 which consists of an accretable discount of $(362,000) and a non-accretable discount of $(1,508,000).

The following table reflects activity for the loans acquired with deteriorated credit quality for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Balance, beginning of year	$575,605	$1,323,648
Payment activity	(31,852)	(38,582)
Charge-offs	-	(15,959)
Recoveries	-	-
Transfer to OREO	(44,417)	-
Accretion to income	27,099	4,344
	$526,435	$1,273,451

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $1,167,000 and $1,208,000 as of March 31, 2016 and December 31, 2015, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Balance, beginning of year	$175,342	$362,000
Net reclassification from non-accretable yield	8,868	-
Accretion into interest income	(27,099)	(4,344)
Disposals	-	-
	$157,111	$357,656

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2016 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us (including Twin Oaks), legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 30, 2016.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2016 AND DECEMBER 31, 2015

The Company's total assets increased $3.0 million, or 1.4%, to $216.6 million at March 31, 2016, from $213.6 million at December 31, 2015. The increase in assets was primarily due to an increase in loans of $4.6 million, an increase in securities available for sale of $1.5 million, and an increase in other assets of $0.6 million, partially offset by a decrease in cash and cash equivalents of $3.0 million, and a decrease in federal funds sold of $0.7 million.

Cash and cash equivalents decreased $3.0 million, or 41.7%, to $4.2 million at March 31, 2016 from $7.1 million at December 31, 2015, primarily as a result of cash used in investing activities of $5.6 million exceeding cash provided by operating activities of $0.2 million and cash provided by financing activities of $2.5 million. The cash used in investing activities includes the purchase of approximately $5.0 million in auto loans, and the net cash provided by financing activities included a principal reduction in Federal Home Loan Bank advances of $1.0 million, off-set by increases in deposit accounts of $3.5 million.

Federal funds sold decreased $0.7 million, or 40.8%, to $0.9 million at March 31, 2016 from $1.6 million at December 31, 2015, primarily as a result of cash used in investing activities.

Securities available for sale increased $1.5 million, or 3.1%, to $48.4 million at March 31, 2016 from $47.0 million at December 31, 2015. The increase was primarily due to $3.6 million in purchases, offset by sales and maturities of $0.6 million and pay-downs of $1.6 million.

Loans, net of the allowance for loan losses, increased $4.6 million, or 3.3%, to $144.7 million at March 31, 2016 from $140.1 million at December 31, 2015. The increase in loans, net of the allowance for loan losses, was primarily due to an increase in consumer direct and purchased auto loans of $4.6 million, an increase in non-residential real estate loans of $0.3 million, and an increase in multi-family loans of $0.2 million. The increases were partially offset by a decrease in commercial loans of $0.5 million. Additionally, there were normal pay-downs and principal reductions. The Company is focusing its lending efforts on customers based primarily in its local market.

Foreclosed real estate remained consistent at $0.3 million at March 31, 2016 and December 31, 2015. Changes during the three months ended March 31, 2016 included an increase as a result of two properties valued at approximately $0.1 million acquired through loan foreclosures, offset by a decrease due to the sale of three properties with proceeds of approximately $0.1 million.

Total deposits increased $3.4 million, or 2.0%, to $180.2 million at March 31, 2016, from $176.7 million at December 31, 2015. The increase is primarily due to an increase in checking balances of $1.8 million, or 5.6%, an increase in savings account balances of $1.8 million, or 7.8%, and an increase in money market balances of $1.3 million, or 4.5%, partially offset by a decrease in certificates of deposit of $1.5 million, or 1.5% from December 31, 2015 to March 31, 2016.

FHLB advances decreased $1.0 million, or 46.8%, to $1.1 million at March 31, 2016, from $2.1 million at December 31, 2015. The Company made principal payments of $1.0 million and took no new advances during the three months ended March 31, 2016.

Stockholders’ equity increased $0.3 million, or 1.1% to $31.0 million at March 31, 2016, from $30.7 million at December 31, 2015. The increase in equity is primarily a result of net income for the three months ended March 31, 2016 of approximately $0.25 million and an increase other comprehensive income and other changes totaling approximately $0.05 million.

Economic uncertainty continues to affect our asset quality. The market values of homes in our market area generally continue to improve from recessionary valuation levels. While local economic conditions are improving, they continue to lag national indicators. Higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have collectively resulted in nonperforming loans totaling 3.41% of total gross loans receivable as of March 31, 2016, down from 3.55% at December 31, 2015.

The Company’s nonperforming assets consist of non-accrual loans, foreclosed real estate and other repossessed assets. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first three months of 2016, non-performing assets decreased 0.8% to $5.3 million from $5.4 million as of December 31, 2015. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans as a result of writing down and moving two impaired loans totaling approximately $0.1 million to OREO, the pay-off, charge-off, or restructure of four impaired loans totaling approximately $0.1 million, upgrading and returning one loan of approximately $0.1 million to accrual status, and payments of approximately $0.1 million, offset by the addition of four loans totaling approximately $0.4 million to the impaired loan list.

The following table summarizes nonperforming assets for the prior five quarters.

	March 31,	December,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(In Thousands)
Non-accrual:
One-to-four family	$2,988	$2,982	$3,113	$4,082	$3,880
Multi-family	-	-	-	-	136
Non-residential real estate	2,028	2,070	2,112	2,106	1,907
Commercial	-	-	-	90	-
Consumer direct	-	-	10	10	-
Purchased auto	-	3	-	-	-
Total non-accrual loans	5,016	5,055	5,235	6,288	5,923
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total nonperforming loans	5,016	5,055	5,235	6,288	5,923
Foreclosed real estate	319	313	146	377	511
Other repossessed assets	3	17	29	27	36
Total nonperforming assets	$5,338	$5,385	$5,410	$6,692	$6,470

The table below presents selected asset quality ratios for the prior five quarters.

	March 31,	December,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Allowance for loan losses as a percent of gross loans receivable	1.49%	1.56%	1.64%	1.79%	1.71%
Allowance for loan losses as a percent of total nonperforming loans	43.70%	44.00%	44.41%	40.21%	41.99%
Nonperforming loans as a percent of gross loans receivable	3.41%	3.55%	3.68%	4.45%	4.08%
Nonperforming loans as a percent of total assets	2.32%	2.37%	2.40%	2.90%	2.69%
Nonperforming assets as a percent of total assets	2.46%	2.52%	2.48%	3.09%	2.94%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

General. Net income for the three months ended March 31, 2016 was $0.3 million compared to net income of $0.1 million for the three months ended March 31, 2015. Net income during the first quarter of 2016 was higher than the first quarter of 2015, primarily due to a decrease in provision expense, a decrease in other expenses, and increases in other income. The increases were partially offset by a decrease in net interest income and an increase in income tax expense.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,723	$1,753	$(30)	(1.71)%
Securities:
Residential mortgage-backed securities	152	157	(5)	(3.18)
State and municipal securities	135	142	(7)	(4.93)
Dividends on non-marketable equity securities	2	1	1	100.00
Interest-bearing deposits	7	5	2	40.00
Total interest and dividend income	2,019	2,058	(39)	(1.90)
Interest expense:
Deposits	202	224	(22)	(9.82)
Borrowings	5	16	(11)	(68.75)
Total interest expense	207	240	(33)	(13.75)
Net interest income	$1,812	$1,818	$(6)	(0.33)%

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

	Three Months Ended March 31,
	2016			2015
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Interest-earning assets
Loans receivable, net (1)	$140,570	$1,723	4.90%	$145,801	$1,753	4.81%
Securities, net (2)	47,332	287	2.43%	48,592	299	2.46%
Non-marketable equity securities	1,358	2	0.59%	1,781	1	0.22%
Interest-bearing deposits	6,360	7	0.44%	8,182	5	0.24%
Total interest-earning assets	195,620	2,019	4.13%	204,356	2,058	4.03%
Interest-bearing liabilities
Money Market accounts	$30,775	$16	0.21%	$27,590	$14	0.20%
Savings accounts	23,895	4	0.07%	22,831	4	0.07%
Certificates of Deposit accounts	86,692	179	0.83%	96,182	203	0.84%
Checking accounts	26,705	3	0.04%	24,537	3	0.05%
Advances and borrowed funds	1,137	5	1.76%	2,683	16	2.39%
Total interest-bearing liabilities	169,204	207	0.49%	173,823	240	0.55%
NET INTEREST INCOME		$1,812			$1,818
NET INTEREST RATE SPREAD (3)			3.64%			3.48%
NET INTEREST MARGIN (4)			3.71%			3.56%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			115.61%			117.57%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2016 and 2015. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31,
	2016 Compared to 2015
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$(64)	$34	$(30)
Securities, net	(8)	(4)	(12)
Non-marketable equity securities	(1)	2	1
Interest-bearing deposits	(2)	4	2
Total interest-earning assets	$(75)	$36	$(39)
Interest expense on
Money Market accounts	$2	$-	$2
Passbook accounts	-	-	-
Certificates of Deposit accounts	(20)	(4)	(24)
Checking	-	-	-
Advances and borrowed funds	(7)	(4)	(11)
Total interest-bearing liabilities	(25)	(8)	(33)
Change in net interest income	$(50)	$44	$(6)

Net interest income decreased $6,000, or 0.3%, remaining at $1.8 million for the three months ended March 31, 2016 compared to $1.8 million for the three months ended March 31, 2015. Interest and dividend income decreased $39,000 due to the decrease in average interest earning assets of $8.7 million, offset by the yield increasing on interest earning assets from 4.03% to 4.13% due to changes in the mix of the portfolio. The decrease in net interest income also included a $33,000, or 13.8%, decrease in interest expense. The cost of funds declined six basis points, from 0.55% to 0.49%, or 10.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to the mix of lower costing deposit products and certificate of deposit (CD) mix. Additionally, the average balance of interest bearing liabilities decreased by $4.6 million, or 2.7%. Net interest margin increased 0.15% during the three months ended March 31, 2016 to 3.71% compared to 3.56% at March 31, 2015.

Provision for Loan Losses. Management recorded a loan loss provision of $120,000 and $165,000 for the three month periods ended March 31, 2016 and 2015, respectively. The provision level is primarily attributed to the improvement in the historical loss levels experienced as compared to the first quarter of 2015, which lowered most categories in the general reserve. The increase in purchased auto loans during the first quarter of 2016 off-set the decrease slightly. Additionally, specific reserves were higher at March 31, 2016 when compared to March 31, 2015, which also off-set the decrease slightly. The economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued slow recovery of property values are the result of local economic conditions that are improving, but continue to lag national indicators, including higher levels of unemployment locally of 9.6%, versus 6.4% for the State of Illinois and the national level of 5.0%. Based on a review of the loans that were in the loan portfolio at March 31, 2016, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended March 31, 2016 and 2015.

	Three months ended
	March 31,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$22	$(22)	(100.00)%
Gain on sale of loans	39	39	-	-
Gain on sale of OREO	65	5	60	1,200.00
Gain on sale of repossessed assets	1	-	1	100.00
Loan origination and servicing income	59	47	12	25.53
Origination of mortgage servicing rights, net of amortization	2	(1)	3	300.00
Customer service fees	98	95	3	3.16
Income on bank owned life insurance	12	12	-	-
Other	25	27	(2)	(7.41)
Total other income	$301	$246	$55	22.36%

The increase in total other income was primarily due to increases in gains on sales of OREO properties and increased loan origination and servicing income, offset by a decrease in gain on sale of securities. The increase in loan origination and servicing income is primarily a result of an increase in loans originations. The increase in gains on sales of OREO properties is primarily due to the recognition of approximately $52,000 in deferred gains on the sale of three properties sold in prior years.

Other Expenses. The following table summarizes other expenses for the three months ended March 31, 2016 and 2015.

	Three months ended
	March 31,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$828	$711	$117	16.46%
Directors fees	41	38	3	7.89
Occupancy	152	154	(2)	(1.30)
Deposit insurance premium	44	45	(1)	(2.22)
Legal and professional services	87	104	(17)	(16.35)
Data processing	135	375	(240)	(64.00)
Loss on sale of securities	-	2	(2)	(100.00)
Loan expense	59	60	(1)	(1.67)
Valuation adjustments and expenses on foreclosed real estate	36	20	16	80.00
Loss on sale of repossessed assets	-	10	(10)	(100.00)
Other	238	221	17	7.69
Total other expenses	$1,620	$1,740	$(120)	(6.90)%

Efficiency ratio (1)	76.67%	84.30%

 (1) Computed as other expenses divided by the sum of net interest income and other income.

The decrease in other expenses was primarily due to a decrease in data processing expenses, offset by increases in salaries and employee benefits. Data processing expenses were lower during the first quarter of 2016 as compared to 2015, because during 2015 we were still supporting two core processing systems and were incurring additional costs related to merging the two systems. The increase in salaries and employee benefits was due to the addition of new employees and annual merit increases. The efficiency ratio decreased due to decreased other expenses for the current period primarily due to the absence of merger related expenses.

Income Taxes. The Company recorded income tax expense of $115,000 and $16,000 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the Company had approximately $128,000 in tax exempt income, compared to approximately $135,000 in tax exempt income for the three months ended March 31, 2015. The ratio of tax exempt income to pre-tax income caused the change in tax expense recorded at March 31, 2016, compared to March 31, 2015.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the three months ended March 31, 2016 and 2015, as follows:

	Three Months Ended
	March 31,
	2016	2015

Expected income taxes	$130,872	$56,003
Income tax effect of:
State taxes, net of federal tax benefit	19,526	9,625
Tax exempt interest	(44,862)	(47,108)
Income taxed at lower rates	(3,739)	(1,600)
Other	13,218	(576)
	$115,015	$16,344

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

At March 31, 2016 the Bank had outstanding commitments to originate $1.9 million in loans, unfunded lines of credit of $11.3 million, and less than $0.1 million in commitments to fund construction loans. In addition, as of March 31, 2016, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $34.2 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of March 31, 2016, the Bank had $69.9 million of available credit from the FHLBC and there were $1.1 million in FHLBC advances outstanding. In addition, as of March 31, 2016 the Bank had $5.0 million of available credit from Bankers Bank of Wisconsin to purchase Federal Funds.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2016, the Company had cash and cash equivalents of $311,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6,0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at March 31, 2016 of 21.63%, 20.38%, 20.38%, and 13.37%, respectively, compared to ratios at December 31, 2015 of 22.36%, 21.10%, 21.10% and 13.18%, respectively. Beginning on January 1, 2016, the Bank must begin holding 0.625% of risk-weighted assets and would increase by that amount annually, until fully implemented in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. At March 31, 2016, the Bank had a capital conservation buffer of 13.63%. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. As of March 31, 2016, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: May 10, 2016	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)