Form 10-Q
period 2016-06-30
Ottawa Savings Bancorp, Inc.
filed 2016-08-15
CIK 1321070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2016
Common Stock, $0.01 par value	2,894,123

OTTAWA SAVINGS BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2016

Part I – Financial Information

ITEM 1 – FINANCIAL STATEMENTS

OTTAWA SAVINGS BANCORP, INC.

Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$2,072,912	$2,096,966
Interest bearing deposits	493,320	5,038,753
Total cash and cash equivalents	2,566,232	7,135,719
Time deposits	250,000	250,000
Federal funds sold	-	1,604,000
Securities available for sale	45,821,865	46,984,907
Non-marketable equity securities	753,321	1,358,121

Loans, net of allowance for loan losses of $2,288,041 and $2,224,006 at June 30, 2016 and December 31, 2015, respectively	150,115,863	140,110,201
Loans held for sale	506,544	-
Premises and equipment, net	6,945,765	7,058,047
Accrued interest receivable	841,408	775,641
Foreclosed real estate	314,753	313,368
Deferred tax assets	2,273,942	2,725,354
Cash value of life insurance	2,220,150	2,195,424
Goodwill	649,869	649,869
Core deposit intangible	405,000	451,000
Other assets	3,058,668	1,951,700
Total assets	$216,723,380	$213,563,351
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$9,860,488	$10,325,832
Interest bearing	166,243,344	166,409,076
Total deposits	176,103,832	176,734,908
FHLB advances	1,128,961	2,139,117
Federal funds purchased	3,705,000	-
Accrued interest payable	1,371	394
Other liabilities	3,758,570	3,600,655
Total liabilities	184,697,734	182,475,074
Commitments and contingencies
Redeemable common stock held by ESOP plan	477,731	376,543
Stockholders' Equity
Common stock, $.01 par value, 12,000,000 shares authorized; 3,001,055 shares issued	30,010	30,010
Additional paid-in-capital	15,850,603	15,845,341
Retained earnings	16,826,596	16,194,374
Unallocated ESOP shares	(178,066)	(203,504)
Unearned management recognition plan shares	(1,548)	(3,751)
Accumulated other comprehensive income	710,169	437,925
	33,237,764	32,300,395
Less:
Treasury stock, at cost; 106,932 shares	(1,212,118)	(1,212,118)
Maximum cash obligation related to ESOP shares	(477,731)	(376,543)
Total stockholders' equity	31,547,915	30,711,734
Total liabilities and stockholders' equity	$216,723,380	$213,563,351

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$1,851,755	$1,715,125	$3,575,053	$3,468,121
Securities:
Residential mortgage-backed and related securities	148,467	156,707	300,544	313,980
State and municipal securities	135,724	140,876	270,704	282,903
Dividends on non-marketable equity securities	1,970	1,902	4,160	3,278
Interest-bearing deposits	3,054	2,518	10,398	7,870
Total interest and dividend income	2,140,970	2,017,128	4,160,859	4,076,152
Interest expense:
Deposits	203,220	218,911	405,690	443,166
Borrowings	7,120	15,664	11,740	31,532
Total interest expense	210,340	234,575	417,430	474,698
Net interest income	1,930,630	1,782,553	3,743,429	3,601,454
Provision for loan losses	157,500	55,000	277,500	220,000
Net interest income after provision for loan losses	1,773,130	1,727,553	3,465,929	3,381,454
Other income:
Gain on sale of securities	8,322	-	8,418	21,630
Gain on sale of loans	148,740	51,801	187,670	90,409
Gain on sale of OREO	46,251	41,442	111,448	46,933
Gain on sale of repossessed assets	1,048	2,335	1,680	2,335
Loan origination and servicing income	77,912	97,422	136,534	144,279
Origination of mortgage servicing rights, net of amortization	25,424	10,836	27,554	10,836
Customer service fees	101,656	110,761	199,927	205,558
Income on bank owned life insurance	12,554	12,072	24,726	24,256
Other	23,798	26,353	48,617	52,772
Total other income	445,705	353,022	746,574	599,008
Other expenses:
Salaries and employee benefits	837,233	700,212	1,664,918	1,411,555
Directors fees	40,800	37,800	81,600	75,600
Occupancy	154,112	176,846	306,190	330,611
Deposit insurance premium	45,769	44,198	89,992	89,105
Legal and professional services	87,817	81,743	174,945	185,403
Data processing	120,711	797,238	255,733	1,172,166
Loss on sale of securities	3,261	-	3,261	2,039
Loan expense	101,279	95,417	159,821	155,686
Valuation adjustments and expenses on foreclosed real estate	32,423	89,805	68,936	109,903
Loss on sale of repossessed assets	-	2,088	-	11,971
Other	240,317	254,118	478,073	475,305
Total other expenses	1,663,722	2,279,465	3,283,469	4,019,344
Income (loss) before income tax expense	555,113	(198,890)	929,034	(38,882)
Income tax expense (benefit)	181,797	(121,913)	296,812	(105,569)
Net income (loss)	$373,316	$(76,977)	$632,222	$66,687
Basic earnings (loss) per share	$0.13	$(0.03)	$0.22	$0.02
Diluted earnings (loss) per share	$0.13	$(0.03)	$0.22	$0.02

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$373,316	$(76,977)	$632,222	$66,687
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	288,653	(409,900)	452,302	(1,545)
Reclassification adjustment for (gains) included in net income	(5,061)	-	(5,157)	(19,591)
Other comprehensive income (loss), before tax	283,592	(409,900)	447,145	(21,136)
Income tax expense (benefit) related to items of other comprehensive income (loss)	110,927	(159,115)	174,901	(8,204)
Other comprehensive income (loss), net of tax	172,665	(250,785)	272,244	(12,932)
Comprehensive income (loss)	$545,981	$(327,762)	$904,466	$53,755

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash Flows from Operating Activities
Net income	$632,222	$66,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,282	109,528
Provision for loan losses	277,500	220,000
Provision for deferred income taxes	276,511	(143,322)
Net amortization of premiums and discounts on securities	326,814	352,766
Gain on sale of securities, net	(5,157)	(19,591)
Origination of mortgage loans held for sale	(7,405,366)	(3,375,900)
Proceeds from sale of mortgage loans held for sale	7,086,492	3,466,309
Gain on sale of loans, net	(187,670)	(90,409)
Origination and purchase of mortgage servicing rights, net of amortization	(27,554)	(10,836)
Gain on sale of foreclosed real estate, net	(111,448)	(46,933)
Write down of foreclosed real estate	28,551	65,490
(Gain) loss on sale of repossessed assets, net	(1,680)	9,636
ESOP compensation expense	27,786	28,418
MRP compensation expense	2,203	4,276
Compensation expense on RRP options granted	2,914	5,151
Amortization of core deposit intangible	46,000	58,000
Amortization (accretion) of fair value adjustments on acquired:
Loans	61,595	37,148
Certificates of deposit	(37,000)	(58,000)
Federal Home Loan Bank Advances	1,041	-
Increase in cash surrender value of life insurance	(24,726)	(24,256)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(65,767)	11,650
(Increase) decrease in other assets	(1,024,355)	370,911
Increase (decrease) in accrued interest payable and other liabilities	158,892	(391,088)
Net cash provided by operating activities	156,080	645,635
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,613,482)	(7,372,128)
Sales, calls, maturities and paydowns	4,902,012	9,313,402
Sale of non-marketable equity securities	604,800	422,553
Net decrease in time deposits	-	205,861
Net (increase) decrease in loans	(10,602,947)	3,836,474
Net decrease (increase) in federal funds sold	1,604,000	(3,076,000)
Proceeds from sale of foreclosed real estate	264,266	427,858
Proceeds from sale of repossessed assets	22,057	66,364
Purchase of premises and equipment	(6,000)	(63,713)
Net cash (used in) provided by investing activities	(6,825,294)	3,760,671
Cash Flows from Financing Activities
Net decrease in deposits	(594,076)	(1,840,162)
Principal reduction of Federal Home Loan Bank advances	(1,011,197)	(2,811,033)
Proceeds from federal funds purchased	3,705,000	-
Net cash provided by (used in) financing activities	2,099,727	(4,651,195)
Net (decrease) in cash and cash equivalents	(4,569,487)	(244,889)
Cash and cash equivalents:
Beginning of period	7,135,719	5,193,235
End of period	$2,566,232	$4,948,346
(Continued)

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$404,713	$441,791
Interest paid on borrowings	11,740	31,532
Income taxes paid, net of refunds received	-	(48,000)
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	235,190	591,241
Other assets acquired in settlement of loans	23,000	42,300
Increase in ESOP put option liability	101,188	108,271

See accompanying notes to these unaudited consolidated financial statements.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

NOTE 1 – NATURE OF BUSINESS

Ottawa Savings Bancorp, Inc. (the “Company”) is a savings and loan holding company incorporated under the laws of the United States on July 11, 2005, for the purpose of serving as the holding company of Ottawa Savings Bank (the “Bank”), as part of the Bank’s conversion from a mutual to a stock form of organization. The Company is a publicly traded banking company with assets of $216.7 million at June 30, 2016 and is headquartered in Ottawa, Illinois. The Bank’s business is to attract deposits from the general public and use those funds to originate and purchase one-to-four family, multi-family and non-residential real estate, construction, commercial and consumer loans, which the Bank primarily holds for investment. The Bank has continually diversified its products to meet the needs of the communities it serves.

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

In connection with the Merger, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of June 30, 2016, Ottawa Savings Bancorp MHC holds 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

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

At June 30, 2016, there were no material changes in the Company’s significant accounting policies from those disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) available to common stockholders	$373,316	$(76,977)	$632,222	$66,687
Basic potential common shares:
Weighted average shares outstanding	2,894,123	2,894,123	2,894,123	2,894,123
Weighted average unallocated ESOP shares	(18,645)	(23,728)	(19,276)	(24,360)
Weighted average unvested MRP shares	(1,047)	(2,795)	(1,047)	(2,795)
Basic weighted average shares outstanding	2,874,431	2,867,600	2,873,800	2,866,968
Dilutive potential common shares:
Weighted average unrecognized compensation on MRP shares	905	-	917	2,335
Weighted average RRP options outstanding *	14,616	-	11,346	11,920
Dilutive weighted average shares outstanding	2,889,952	2,867,600	2,886,063	2,881,223
Basic earnings (loss) per share	$0.13	$(0.03)	$0.22	$0.02
Diluted earnings (loss) per share	$0.13	$(0.03)	$0.22	$0.02

* For the three months ended June 30, 2015, the effect of share options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

A terminated participant or the beneficiary of a deceased participant who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60 day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At June 30, 2016, 40,011 shares at a fair value of $11.94 have been classified as mezzanine capital.

The following table reflects the status of the shares held by the ESOP:

	June 30,	December 31,
	2016	2015
Shares allocated	58,507	55,964
Shares withdrawn from the plan	(18,497)	(18,497)
Unallocated shares	17,807	20,350
Total ESOP shares	57,817	57,817
Fair value of unallocated shares	$212,616	$204,518

NOTE 7 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2016:
Available for Sale
State and municipal securities	$18,136,098	$781,623	$-	$18,917,721
Residential mortgage-backed securities	26,519,355	464,830	80,041	26,904,144
	$44,655,453	$1,246,453	$80,041	$45,821,865
December 31, 2015:
Available for Sale
State and municipal securities	$18,733,573	$525,089	$21,454	$19,237,208
Residential mortgage-backed securities	27,532,067	365,558	149,926	27,747,699
	$46,265,640	$890,647	$171,380	$46,984,907

The amortized cost and fair value at June 30, 2016, by contractual maturity, are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of residential mortgage-backed securities are not disclosed.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in three months or less	$-	$-
Due after three months through one year	337,452	341,058
Due after one year through five years	3,352,315	3,477,431
Due after five years through ten years	5,512,154	5,754,491
Due after ten years	8,934,177	9,344,741
Residential mortgage-backed securities	26,519,355	26,904,144
	$44,655,453	$45,821,865

The following table reflects securities with gross unrealized losses for less than 12 months and for 12 months or more at June 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2016
Securities Available for Sale
State and municipal securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	3,095,643	28,485	5,341,779	51,556	8,437,422	80,041
	$3,095,643	$28,485	$5,341,779	$51,556	$8,437,422	$80,041

December 31, 2015
Securities Available for Sale
State and municipal securities	$169,601	$101	$436,067	$21,353	$605,668	$21,454
Residential mortgage-backed securities	10,468,746	120,218	1,247,527	29,708	11,716,273	149,926
	$10,638,347	$120,319	$1,683,594	$51,061	$12,321,941	$171,380

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

At June 30, 2016, 14 securities had unrealized losses with an aggregate depreciation of 0.94% from the Company’s amortized cost basis. The Company does not consider these investments to be other than temporarily impaired at June 30, 2016 due to the following:

●	Decline in value is attributable to interest rates.
●	The value did not decline due to credit quality.
●	The Company does not intend to sell these securities.
●	The Company has adequate liquidity such that it will not more likely than not have to sell these securities before recovery of the amortized cost basis, which may be at maturity.

There were proceeds of $1.1 million from the sales of securities for the three months ended June 30, 2016 and no sales of securities for the three months ended June 30, 2015. The sales during the three months ended June 30, 2016 resulted in gross realized gains of $8,322 and gross realized losses of $3,261, for net realized gains of $5,061. The tax provision applicable to the realized gains amounted to $1,965 and none, respectively, for the three months ended June 30, 2016 and 2015.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

There were proceeds of $1.7 million from the sales of securities for the six months ended June 30, 2016 and proceeds of $5.6 million for the six months ended June 30, 2015. The sales during the six months ended June 30, 2016 resulted in gross realized gains of $8,418 and gross realized losses of $3,261, for net realized gains of $5,157. The sales during the six months ended June 30, 2015 resulted in gross realized gains of $21,630 and gross realized losses of $2,039, for net realized gains of $19,591. The tax provision applicable to the realized gains amounted to $2,002 and $7,605, respectively, for the six months ended June 30, 2016 and 2015.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

 The components of loans, net of deferred loan costs (fees), are as follows:

	June 30,	December 31,
	2016	2015
Mortgage loans:
One-to-four family residential loans	$101,234,009	$99,254,737
Multi-family residential loans	4,238,801	3,969,207
Total mortgage loans	105,472,810	103,223,944

Other loans:
Non-residential real estate loans	21,410,232	20,177,322
Commercial loans	11,296,176	12,069,815
Consumer direct	2,352,054	1,651,371
Purchased auto	11,872,632	5,211,755
Total other loans	46,931,094	39,110,263
Gross loans	152,403,904	142,334,207
Less: Allowance for loan losses	(2,288,041)	(2,224,006)
Loans, net	$150,115,863	$140,110,201

The following table reflects the carrying amount of loans acquired in the Twin Oaks merger, which are included in the loan categories above as of the dates indicated.

	June 30,	December 31,
	2016	2015
Mortgage loans:
One-to-four family residential loans	$19,534,847	$20,752,355
Multi-family residential loans	275,635	294,020
Total mortgage loans	19,810,482	21,046,375

Other loans:
Non-residential real estate loans	2,621,673	2,685,987
Commercial loans	819,509	852,077
Consumer direct	334,859	541,174
Total other loans	3,776,041	4,079,238
Gross loans	23,586,523	25,125,613
Less: Allowance for loan losses	(100,000)	(85,000)
Loans, net	$23,486,523	$25,040,613

Purchases of loans receivable, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Purchased auto loans	$3,333,888	$-	$8,341,280	$-

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

Net (charge-offs) / recoveries, segregated by class of loans, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
One-to-four family	$(40,012)	$35,393	$(191,027)	$83,959
Multi-family	3,971	(25,597)	7,943	(25,949)
Non-residential	-	-	-	-
Commercial	-	-	-	-
Consumer direct	1,727	(20,183)	3,454	(43,671)
Purchased auto	(26,989)	(3,222)	(33,835)	(20,730)
Net (charge-offs)/recoveries	$(61,303)	$(13,609)	$(213,465)	$(6,391)

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2016 and 2015:

June 30, 2016	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,602,619	$162,149	$206,250	$49,443	$51,597	$119,786	$2,191,844
Provision charged to income	11,991	1,365	69,097	3,813	7,167	64,067	157,500
Loans charged off	(40,672)	-	-	-	-	(29,613)	(70,285)
Recoveries of loans previously charged off	660	3,971	-	-	1,727	2,624	8,982
Balance at end of period	$1,574,598	$167,485	$275,347	$53,256	$60,491	$156,864	$2,288,041

June 30, 2015	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,956,183	$131,280	$228,173	$43,966	$20,942	$106,281	$2,486,825
Provision charged to income	(5,301)	38,287	14,837	(11,316)	28,440	(9,947)	55,000
Loans charged off	(10,057)	(29,569)	-	-	(21,383)	(4,629)	(65,638)
Recoveries of loans previously charged off	45,450	3,972	-	-	1,200	1,407	52,029
Balance at end of period	$1,986,275	$143,970	$243,010	$32,650	$29,199	$93,112	$2,528,216

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016 and 2015:

June 30, 2016	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006
Provision charged to income	38,043	17,305	77,007	1,950	19,850	123,345	277,500
Loans charged off	(230,566)	-	-	-	-	(38,293)	(268,859)
Recoveries of loans previously charged off	39,539	7,943	-	-	3,454	4,458	55,394
Balance at end of period	$1,574,598	$167,485	$275,347	$53,256	$60,491	$156,864	$2,288,041

June 30, 2015	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Balance at beginning of period	$1,812,448	$121,918	$245,098	$35,947	$10,804	$88,392	$2,314,607
Provision charged to income	89,868	48,001	(2,088)	(3,297)	62,066	25,450	220,000
Loans charged off	(10,057)	(33,892)	-	-	(46,408)	(24,290)	(114,647)
Recoveries of loans previously charged off	94,016	7,943	-	-	2,737	3,560	108,256
Balance at end of period	$1,986,275	$143,970	$243,010	$32,650	$29,199	$93,112	$2,528,216

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the recorded investment in loans and the related allowances allocated by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015:

June 30, 2016	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$1,826,949	$-	$1,911,875	$-	$-	$10,681	$3,749,505
Loans acquired with deteriorated credit quality	498,912	-	-	-	-	-	498,912
Loans collectively evaluated for impairment	98,908,148	4,238,801	19,498,357	11,296,176	2,352,054	11,861,951	148,155,487
Ending Balance	$101,234,009	$4,238,801	$21,410,232	$11,296,176	$2,352,054	$11,872,632	$152,403,904

Period-end amount allocated to:
Loans individually evaluated for impairment	$61,655	$-	$133,061	$-	$-	$5,341	$200,057
Loans acquired with deteriorated credit quality	21,913	-	-	-	-	-	21,913
Loans collectively evaluated for impairment	1,491,030	167,485	142,286	53,256	60,491	151,523	2,066,071
Balance at end of period	$1,574,598	$167,485	$275,347	$53,256	$60,491	$156,864	$2,288,041

December 31, 2015	One-to-four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Purchased Auto	Total
Loans individually evaluated for impairment	$2,311,855	$-	$2,069,922	$-	$-	$3,069	$4,384,846
Loans acquired with deteriorated credit quality	575,605	-	-	-	-	-	575,605
Loans collectively evaluated for impairment	96,367,277	3,969,207	18,107,400	12,069,815	1,651,371	5,208,686	137,373,756
Ending Balance	$99,254,737	$3,969,207	$20,177,322	$12,069,815	$1,651,371	$5,211,755	$142,334,207

Period-end amount allocated to:
Loans individually evaluated for impairment	$295,770	$-	$75,086	$-	$-	$-	$370,856
Loans acquired with deteriorated credit quality	15,828	-	-	-	-	-	15,828
Loans collectively evaluated for impairment	1,415,984	142,237	123,254	51,306	37,187	67,354	1,837,322
Balance at end of period	$1,727,582	$142,237	$198,340	$51,306	$37,187	$67,354	$2,224,006

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents loans individually evaluated for impairment, by class of loans, as of June 30, 2016 and December 31, 2015:

June 30, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$2,429,873	$1,695,600	$630,261	$2,325,861	$83,568	$2,888,717
Multi-family	-	-	-	-	-	-
Non-residential	1,911,875	279,914	1,631,961	1,911,875	133,061	1,991,270
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	10,681	-	10,681	10,681	5,341	4,583
	$4,352,429	$1,975,514	$2,272,903	$4,248,417	$221,970	$4,884,570

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
One-to-four family	$3,014,703	$1,902,819	$984,641	$2,887,460	$311,598	$3,596,800
Multi-family	-	-	-	-	-	-
Non-residential	2,069,922	389,961	1,679,961	2,069,922	75,086	2,114,684
Commercial	-	-	-	-	-	21,789
Consumer direct	-	-	-	-	-	3,464
Purchased auto	3,069	3,069	-	3,069	-	6,574
	$5,087,694	$2,295,849	$2,664,602	$4,960,451	$386,684	$5,743,311

For the three and six months ended June 30, 2016 and 2015, the Company recognized no accrued or cash basis interest income on impaired loans.

At June 30, 2016, there were 33 impaired loans totaling approximately $4.2 million, compared to 34 impaired loans totaling approximately $5.0 million at December 31, 2015. The change in impaired loans was a result of writing down and moving two impaired loans totaling approximately $0.1 million to OREO, the pay-off or charge-off of five impaired loans totaling approximately $0.2 million, upgrading and returning seven loans totaling approximately $0.8 million to accrual status, and payments of approximately $0.2 million, offset by the addition of 11 loans totaling approximately $0.6 million to the impaired loan list.

Our loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance or other actions. TDRs are classified as non-performing at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

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

Impaired loans at June 30, 2016 included $2.4 million of loans whose terms have been modified in troubled debt restructurings, compared to $2.6 million at December 31, 2015. The amount of TDR loans included in impaired loans decreased approximately $0.2 million as a result of principal payments and decreased approximately $0.1 million as a result of moving one TDR to OREO, off-set by an increase due to the restructure of two impaired loans totaling approximately $0.1 million. The remaining restructured loans are being monitored by management and remain on nonaccrual status as they have not, per accounting guidelines, performed in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

There were no new loans classified as troubled debt restructurings during the three months ended June 30, 2016 and 2015. Loans classified as TDRs during the six months ended June 30, 2016 and 2015, segregated by class, are shown in the tables below.

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Number of Modifications	Recorded Investment	Increase in Allowance	Number of Modifications	Recorded Investment	Increase in Allowance
	(as of period end)			(as of period end)
One-to-four family	2	$82,400	$-	-	$-	$-
Multi-family	-	-	-	-	-	-
Non-residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-
Purchased auto	-	-	-	-	-	-
	2	$82,400	$-	-	$-	$-

There were no TDR loans that were restructured during the twelve months prior to June 30, 2016 and 2015 that had payment defaults (i.e., 60 days or more past due following a modification), during the three or six months ended June 30, 2016 and 2015.

All TDRs are evaluated for possible impairment and any impairment identified is recognized through the allowance. Additionally, the qualitative factors are updated quarterly for trends in economic and non-performing factors, including collateral securing TDRs.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual status, by class of loans, as June 30, 2016 and December 31, 2015:

June 30, 2016	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,417,760	$-
Multi-family	-	-
Non-residential	1,911,875	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	10,681	-
	$4,340,316	$-

December 31, 2015	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
One-to-four family	$2,982,386	$-
Multi-family	-	-
Non-residential	2,069,922	-
Commercial	-	-
Consumer direct	-	-
Purchased auto	3,069	-
	$5,055,377	$-

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table presents the aging of the recorded investment in loans, by class of loans, as of June 30, 2016 and December 31, 2015:

June 30, 2016	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,590,480	$534,471	$598,860	$2,723,811	$98,510,198	$101,234,009
Multi-family	-	-	-	-	4,238,801	4,238,801
Non-residential	-	111,146	279,914	391,060	21,019,172	21,410,232
Commercial	1,593	-	-	1,593	11,294,583	11,296,176
Consumer direct	1,007	-	-	1,007	2,351,047	2,352,054
Purchased auto	-	-	10,681	10,681	11,861,951	11,872,632
	$1,593,080	$645,617	$889,455	$3,128,152	$149,275,752	$152,403,904

December 31, 2015	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
One-to-four family	$1,251,155	$753,597	$737,042	$2,741,794	$96,512,943	$99,254,737
Multi-family	31,274	-	-	31,274	3,937,933	3,969,207
Non-residential	847,216	112,739	18,127	978,082	19,199,240	20,177,322
Commercial	9,086	-	-	9,086	12,060,729	12,069,815
Consumer direct	4,814	-	-	4,814	1,646,557	1,651,371
Purchased auto	2,391	-	3,069	5,460	5,206,295	5,211,755
	$2,145,936	$866,336	$758,238	$3,770,510	$138,563,697	$142,334,207

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

●

Substandard – loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●

Doubtful – loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

●	Not Rated – loans in this bucket are not evaluated on an individual basis.

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

As of June 30, 2016 and December 31, 2015, the risk category of loans by class is as follows:

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Not Rated
One-to-four family	$-	$1,363,073	$2,325,861	$-	$97,545,075
Multi-family	-	131,281	-	-	4,107,520
Non-residential	19,300,779	197,578	1,911,875	-	-
Commercial	11,296,176	-	-	-	-
Consumer direct	-	-	-	-	2,352,054
Purchased auto	-	-	10,681	-	11,861,951
Total	$30,596,955	$1,691,932	$4,248,417	$-	$115,866,600

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Not Rated
One-to-four family	$-	$692,601	$2,887,460	$-	$95,674,676
Multi-family	-	-	-	-	3,969,207
Non-residential	18,083,194	24,206	2,069,922	-	-
Commercial	12,069,815	-	-	-	-
Consumer direct	-	-	-	-	1,651,371
Purchased auto	-	-	3,069	-	5,208,686
Total	$30,153,009	$716,807	$4,960,451	$-	$106,503,940

At June 30, 2016, the Company held approximately $315,000 of foreclosed residential real estate property, compared to approximately $313,000 at December 31, 2015. In addition, the Company also held approximately $80,000 and $234,000, in consumer mortgage loans collateralized by residential real estate properties that were in the process of foreclosure at June 30, 2016 and December 31, 2015, respectively.

NOTE 9 – STOCK COMPENSATION

Total stock-based compensation expense was approximately $5,000 and $9,000 for the six month periods ended June 30, 2016 and 2015, respectively. In accordance with FASB ASC 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the grantees’ vesting period or to the grantees’ retirement eligibility date, if earlier. During the six months ended June 30, 2016 and 2015, the Company did not grant additional options or shares under the Management Recognition Plan (MRP).

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2016 and the year ended December 31, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfers between levels.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015.

				Total
June 30, 2016	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$18,917,721	$-	$18,917,721
Residential mortgage-backed securities available for sale	-	26,904,144	-	26,904,144
	$-	$45,821,865	$-	$45,821,865

				Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
State and municipal securities available for sale	$-	$19,237,208	$-	$19,237,208
Residential mortgage-backed securities available for sale	-	27,747,699	-	27,747,699
	$-	$46,984,907	$-	$46,984,907

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

				Total
June 30, 2016	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$334,253	$334,253
Impaired loans, net	-	-	2,050,933	2,050,933

				Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Foreclosed assets	$-	$-	$330,245	$330,245
Impaired loans, net	-	-	2,277,918	2,277,918

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

June 30, 2016
Foreclosed assets	$334,253	Appraisal of collateral	Appraisal adjustments	-6.7%	to	-89.1%
Impaired loans, net	$1,761,986	Appraisal of collateral	Appraisal adjustments	-24.8	to	-53.6%
Impaired loans, net	$288,947	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

December 31, 2015
Foreclosed assets	$330,245	Appraisal of collateral	Appraisal adjustments	-6.7%	to	-63.6%
Impaired loans, net	$2,170,027	Appraisal of collateral	Appraisal adjustments	-10%	to	-70%
Impaired loans, net	$107,891	Discounted Future Cash Flows	Payment Stream		N/A
			Discount Rate		10%

In accordance with accounting pronouncements, the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at
	Carrying	June 30, 2016 using:
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$2,566,232	$2,566,232	$-	$-	$2,566,232
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	-	-	-	-	-
Securities	46,575,186	-	45,821,865	753,321	46,575,186
Accrued interest receivable	841,408	841,408	-	-	841,408
Net loans	150,115,863	-	-	151,767,000	151,767,000
Loans held for sale	506,544	506,544	-	-	506,544
Mortgage servicing rights	313,482	-	-	313,482	313,482
Financial Liabilities:
Non-interest bearing deposits	9,860,488	9,860,488	-	-	9,860,488
Interest bearing deposits	166,243,344	-	-	162,302,512	162,302,512
Accrued interest payable	1,371	1,371	-	-	1,371
FHLB advances	1,128,961	-	1,128,961	-	1,128,961
Federal funds purchased	3,705,000	3,705,000	-	-	3,705,000

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

	Carrying	December 31, 2015 using:
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$7,135,719	$7,135,719	$-	$-	$7,135,719
Time deposits	250,000	250,000	-	-	250,000
Federal funds sold	1,604,000	1,604,000	-	-	1,604,000
Securities	48,343,028	-	46,984,907	1,358,121	48,343,028
Accrued interest receivable	775,641	775,641	-	-	775,641
Net loans	140,110,201	-	-	141,665,000	141,665,000
Loans held for sale	-	-	-	-	-
Mortgage servicing rights	285,927	-	-	285,927	285,927
Financial Liabilities:
Non-interest bearing deposits	10,325,832	10,325,832	-	-	10,325,832
Interest bearing deposits	166,409,076	-	-	161,173,168	161,173,168
Accrued interest payable	394	394	-	-	394
FHLB advances	2,139,117	-	2,139,117	-	2,139,117

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

FHLB advances: The carrying value of FHLB advances is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

Federal funds purchased: The carrying amounts reported in the balance sheets for federal funds purchased approximate fair values.

 Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Bank does not charge fees to enter into these agreements. As of June 30, 2016 and December 31, 2015, the fair values of the commitments are immaterial in nature.

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

NOTE 12 – ACQUISITION

On December 31, 2014, the Company completed its merger with Twin Oaks. Pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of June 30, 2014, Twin Oaks merged with and into the Bank. As part of the transaction, the Company issued 776,144 shares of its common stock to the Ottawa Savings Bancorp, MHC, based on a $9.18 per share stock valuation of the Company’s stock, as determined by an independent appraisal based primarily on the price to book value valuation method and to a lesser extent the price to earnings valuation method, and a market value determined by an independent appraiser of Twin Oaks of $7.125 million. As a result of the issuance of 776,144 shares in connection with the merger, the Ottawa Savings Bancorp, MHC’s ownership interest in the Company increased from 57.8% to 69.1%.

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

Total merger related costs included in other noninterest expenses in the consolidated statement of operations for the six months ended June 30, 2015 were approximately $850,000. The merger related costs are primarily related to the merger of the core processing systems.

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

OTTAWA SAVINGS BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(continued)

The following table reflects activity for the loans acquired with deteriorated credit quality for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$526,435	$1,273,451	$575,605	$1,323,648
Payment activity	(60,051)	(74,559)	(91,903)	(113,141)
Charge-offs	-	(53,014)	-	(68,973)
Recoveries	-	-	-	-
Transfer to OREO	-	-	(44,417)	-
Accretion to income	32,528	55,281	59,627	59,625
	$498,912	$1,201,159	$498,912	$1,201,159

The contractual amount outstanding for the loans acquired with deteriorated credit quality totaled $1,124,000 and $1,208,000 as of June 30, 2016 and December 31, 2015, respectively.

The following table reflects activity in the accretable yield for the loans acquired with deteriorated credit quality for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$157,111	$357,656	$175,342	$362,000
Net reclassification from non-accretable yield	-	-	8,868	-
Accretion into interest income	(32,528)	(55,281)	(59,627)	(59,625)
Disposals	-	-	-	-
	$124,583	$302,375	$124,583	$302,375

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

FORWARD-LOOKING INFORMATION

               Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2016 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, our ability to realize estimated benefits (including, but not limited to, cost savings, synergies and growth) from acquired or merged entities, our ability to successfully integrate acquired or merged entities with us (including Twin Oaks), legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. The consequence of these factors, many of which could hurt our business, could include, among other things, increased loan delinquencies, an escalation in problem assets and foreclosures, a decline in demand for our products and services, a reduction in the value of certain assets held by us, an inability to meet our liquidity needs and an inability to engage in certain lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on form 10-K as filed with the Securities and Exchange Commission on March 30, 2016.

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

On December 31, 2014, the Company acquired Twin Oaks and merged Twin Oaks with and into the Bank, with the Bank being the surviving entity in the Merger. As a result of the Merger, the Company increased its market share in the La Salle County market and expanded into Grundy County. In connection with the Merger, the Company issued 776,144 shares of common stock to Ottawa Savings Bancorp, MHC. As of December 31, 2014, Ottawa Savings Bancorp MHC held 1,999,845 shares of common stock, representing 69.1% of the Company’s common shares outstanding.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2016 AND DECEMBER 31, 2015

The Company's total assets increased $3.2 million, or 1.5%, to $216.7 million at June 30, 2016, from $213.6 million at December 31, 2015. The increase in assets was primarily due to an increase in net loans of $10.0 million and an increase in other assets of $1.1 million, partially offset by a decrease in cash and cash equivalents of $4.6 million, a decrease in federal funds sold of $1.6 million, and a decrease in securities available for sale of $1.2 million.

Cash and cash equivalents decreased $4.6 million, or 64.0%, to $2.6 million at June 30, 2016, from $7.1 million at December 31, 2015, primarily as a result of cash used in investing activities of $6.8 million exceeding cash provided by operating activities of $0.2 million and cash provided by financing activities of $2.1 million. The cash used in investing activities includes the purchase of approximately $8.3 million in auto loans and other net loan increases of $2.3 million, and the net cash provided by financing activities included federal funds purchased of $3.7 million, offset by a principal reduction in Federal Home Loan Bank advances of $1.0 million and a decrease in deposit accounts of $0.6 million.

Federal funds sold decreased to zero at June 30, 2016, from $1.6 million at December 31, 2015, and federal funds purchased increased to $3.7 million at June 30, 2016, from zero at December 31, 2015, primarily as a result of cash used in investing activities.

Securities available for sale decreased $1.2 million, or 2.5%, to $45.8 million at June 30, 2016, from $47.0 million at December 31, 2015. The decrease was primarily due to sales and maturities of $1.7 million and pay-downs of $3.2 million, partially offset by $3.6 million in purchases.

Loans, net of the allowance for loan losses, increased $10.0 million, or 7.1%, to $150.1 million at June 30, 2016, from $140.1 million at December 31, 2015. The increase in loans, net of the allowance for loan losses, was primarily due to an increase in consumer direct and purchased auto loans of $7.4 million, an increase in residential mortgage loans of $2.2 million, and an increase in non-residential real estate loans of $1.2 million. The increases were partially offset by a decrease in commercial loans of $0.8 million. The changes above are net of normal pay-downs and principal reductions.

Foreclosed real estate remained constant at $0.3 million at June 30, 2016 and December 31, 2015. Changes during the six months ended June 30, 2016 included an increase as a result of three properties valued at approximately $0.2 million acquired through loan foreclosures, offset by a decrease due to the sale of six properties with proceeds of approximately $0.3 million.

Total deposits decreased $0.6 million, or 0.4%, to $176.1 million at June 30, 2016, from $176.7 million at December 31, 2015. The decrease was primarily due to a decrease in certificates of deposit of $3.4 million, or 3.8%, partially offset by an increase in savings account balances of $1.3 million, or 5.9%, and an increase in money market balances of $1.4 million, or 4.7%, from December 31, 2015 to June 30, 2016.

FHLB advances decreased $1.0 million, or 47.2%, to $1.1 million at June 30, 2016, from $2.1 million at December 31, 2015. The Company made principal payments of $1.0 million and took no new advances during the six months ended June 30, 2016.

Stockholders’ equity increased $0.8 million, or 2.7% to $31.5 million at June 30, 2016, from $30.7 million at December 31, 2015. The increase in equity was primarily a result of net income for the six months ended June 30, 2016 of approximately $0.6 million and an increase other comprehensive income and other changes totaling approximately $0.2 million.

Economic uncertainty continues to affect our asset quality. The market values of homes in our market area generally continue to improve from recessionary valuation levels in recent years. While local economic conditions are improving, they continue to lag national indicators. Higher unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company. These conditions have collectively resulted in non-performing assets totaling 2.16% of total assets of June 30, 2016, down from 2.52% at December 31, 2015.

The Company’s non-performing assets consist of non-accrual loans, foreclosed real estate and other repossessed assets. Loans are generally placed on non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; however, they may be placed on non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income. During the first six months of 2016, non-performing assets decreased 13.2% to $4.7 million from $5.4 million as of December 31, 2015. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans as a result the pay-off or charge-off of five impaired loans totaling approximately $0.2 million, upgrading and returning seven loans totaling approximately $0.8 million to accrual status, and payments of approximately $0.3 million, offset partially by the addition of 11 loans totaling approximately $0.6 million to the impaired loan list.

The following table summarizes non-performing assets for the prior five quarters.

	June 30,	March 31,	December 30,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(In Thousands)
Non-accrual:
One-to-four family	$2,418	$2,988	$2,982	$3,113	$4,082
Multi-family	-	-	-	-	-
Non-residential real estate	1,912	2,028	2,070	2,112	2,106
Commercial	-	-	-	-	90
Consumer direct	-	-	-	10	10
Purchased auto	10	-	3	-	-
Total non-accrual loans	4,340	5,016	5,055	5,235	6,288
Past due greater than 90 days and still accruing:
One-to-four family	-	-	-	-	-
Non-residential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer direct	-	-	-	-	-
Total non-performing loans	4,340	5,016	5,055	5,235	6,288
Foreclosed real estate	315	319	313	146	377
Other repossessed assets	19	3	17	29	27
Total non-performing assets	$4,674	$5,338	$5,385	$5,410	$6,692

The table below presents selected asset quality ratios for the prior five quarters.

	June 30,	March 31,	December 30,	September 30,	June 30,
	2016	2015	2015	2015	2015
Allowance for loan losses as a percent of gross loans receivable	1.50%	1.49%	1.56%	1.64%	1.79%
Allowance for loan losses as a percent of total non-performing loans	52.72%	43.70%	44.00%	44.41%	40.21%
Non-performing loans as a percent of gross loans receivable	2.84%	3.41%	3.55%	3.68%	4.45%
Non-performing loans as a percent of total assets	2.00%	2.32%	2.37%	2.40%	2.90%
Non-performing assets as a percent of total assets	2.16%	2.46%	2.52%	2.48%	3.09%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

General. Net income for the three months ended June 30, 2016 was $373,000 compared to a net loss of $77,000 for the three months ended June 30, 2015. Net income during the second quarter of 2016 was higher than the second quarter of 2015, primarily due to a decrease in other expense, an increase in net interest income, and an increase in other income, partially offset by an increase in provision expense and an increase in income tax expense.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the three months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,852	$1,715	$137	7.99%
Securities:
Residential mortgage-backed securities	148	157	(9)	(5.73)
State and municipal securities	136	141	(5)	(3.55)
Dividends on non-marketable equity securities	2	2	-	-
Interest-bearing deposits	3	2	1	50.00
Total interest and dividend income	2,141	2,017	124	6.15
Interest expense:
Deposits	203	219	(16)	(7.31)
Borrowings	7	16	(9)	(56.25)
Total interest expense	210	235	(25)	(10.64)
Net interest income	$1,931	$1,782	$149	8.36%

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

	Three Months Ended June 30,
	2016			2015
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$148,080	$1,852	5.00%	$137,840	$1,715	4.98%
Securities, net (2)	47,096	284	2.41%	50,624	298	2.46%
Non-marketable equity securities	753	2	1.06%	1,499	2	0.22%
Interest-bearing deposits	2,240	3	0.54%	7,165	2	0.24%
Total interest-earning assets	198,169	2,141	4.32%	197,128	2,017	4.09%
Non-interest-earning assets	18,124			20,136
Total assets	216,293			217,264

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$30,820	$16	0.21%	$29,872	$16	0.20%
Savings accounts	24,356	5	0.08%	22,965	4	0.07%
Certificates of Deposit accounts	85,244	179	0.84%	93,910	197	0.84%
Checking accounts	27,882	3	0.04%	23,921	2	0.05%
Advances and borrowed funds	2,406	7	1.16%	2,677	16	2.39%
Total interest-bearing liabilities	170,708	210	0.49%	173,345	235	0.55%
Non-interest-bearing liabilities	14,183			14,155
Total liabilities	184,891			187,500
Equity	31,402			29,764
Total liabilities and equity	216,293			217,264
Net interest income		$1,931			$1,782
Net interest rate spread (3)			3.83%			3.54%
Net interest margin (4)			3.90%			3.62%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.09%			113.72%

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

The following table summarizes the changes in net interest income due to rate and volume for the three months ended June 30, 2016 and 2015. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended June 30,
	2016 Compared to 2015
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$128	$9	$137
Securities, net	(8)	(6)	(14)
Non-marketable equity securities	(2)	2	-
Interest-bearing deposits	(5)	6	1
Total interest-earning assets	$113	$11	$124
Interest expense on
Money Market accounts	$-	$-	$-
Passbook accounts	-	1	1
Certificates of Deposit accounts	(18)	-	(18)
Checking	1	-	1
Advances and borrowed funds	(1)	(8)	(9)
Total interest-bearing liabilities	(18)	(7)	(25)
Change in net interest income	$131	$18	$149

Net interest income increased $149,000, or 8.4%, to $1.9 million for the three months ended June 30, 2016 compared to $1.8 million for the three months ended June 30, 2015. Interest and dividend income increased $124,000 due to the yield increasing on interest-earning assets from 4.09% to 4.32% due to changes in the mix of the interest-earning asset portfolio and an increase in the average balance of interest-earning assets of $1.0 million. The increase in net interest income also included a $25,000, or 10.6%, decrease in interest expense. The cost of funds declined six basis points, from 0.55% to 0.49%, or 10.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due to changes in the mix of lower costing deposit products and certificates of deposit. Additionally, the average balance of interest-bearing liabilities decreased by $2.6 million, or 1.5%. The net interest margin increased during the three months ended June 30, 2016 to 3.90% compared to 3.62% for the three months ended June 30, 2015.

Provision for Loan Losses. Management recorded a loan loss provision of $157,500 and $55,000 for the three month periods ended June 30, 2016 and 2015, respectively. The provision level was primarily attributable to an increase in the balances of most loan categories with purchased auto loans doubling since 2015. Furthermore, net charge-offs were higher for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was offset by improvements in the historical loss levels and qualitative factors during 2016, as compared to 2015, which lowered the loss factors applied to most loan categories in the general reserve. Additionally, specific reserves were slightly lower at June 30, 2016 when compared to June 30, 2015. The economic conditions in the local market continue to negatively impact the ability of some borrowers to keep current per terms of their obligations. Collateral values of real estate have stabilized and are increasing from recessionary valuation levels, but economic conditions in the local markets continue to lag national indicators, including higher levels of unemployment locally of 6.7% in LaSalle County, 6.0% in Grundy County, and 6.4% for the State of Illinois, versus the national level of 4.7%. Based on a review of the loans that were in the loan portfolio at June 30, 2016, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the three months ended June 30, 2016 and 2015.

	June 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$8	$-	$8	100.00%
Gain on sale of loans	149	52	97	186.54
Gain on sale of OREO	46	42	4	9.52
Gain on sale of repossessed assets	1	2	(1)	(50.00)
Loan origination and servicing income	78	97	(19)	(19.59)
Origination of mortgage servicing rights, net of amortization	25	11	14	127.27
Customer service fees	102	111	(9)	(8.11)
Income on bank owned life insurance	13	12	1	8.33
Other	24	26	(2)	(7.69)
Total other income	$446	$353	$93	26.35%

The increase in total other income was primarily due to an increase in gains on sale of loans. The increase in gains on sale of loans was primarily a result of an increase in loans originated for sale into the secondary market.

Other Expense. The following table summarizes other expense for the three months ended June 30, 2016 and 2015.

	Three months ended
	June 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other expense:
Salaries and employee benefits	$837	$700	$137	19.57%
Directors fees	41	38	3	7.89
Occupancy	154	177	(23)	(12.99)
Deposit insurance premium	46	44	2	4.55
Legal and professional services	88	82	6	7.32
Data processing	121	797	(676)	(84.82)
Loss on sale of securities	3	-	3	100.00
Loan expense	101	95	6	6.32
Valuation adjustments and expenses on foreclosed real estate	32	90	(58)	(64.44)
Loss on sale of repossessed assets	-	2	(2)	(100.00)
Other	241	254	(13)	(5.12)
Total other expense	$1,664	$2,279	$(615)	(26.99)%

Efficiency ratio (1)	70.00%	106.74%
(1) Computed as other expense divided by the sum of net interest income and other income.

The decrease in other expense was primarily due to a decrease in data processing expenses, offset by increases in salaries and employee benefits. Data processing expenses were lower during the second quarter of 2016 as compared to 2015, because during 2015 we were still supporting two core processing systems as a result of our merger with Twin Oaks Savings Bank and were incurring additional costs related to merging the two systems. The increase in salaries and employee benefits was due to both additional personnel to support our mortgage lending area as well as annual merit increases. The efficiency ratio decreased due to decreased other expense for the 2016 period primarily due to the absence of merger-related expenses as well as stronger revenue numbers.

Income Taxes. The Company recorded income tax expense of $182,000 and an income tax benefit of $122,000 for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, the Company had net income of $373,000 with approximately $141,000 in tax exempt income, compared to a net loss of $77,000 with approximately $145,000 in tax exempt income for the three months ended June 30, 2015. The higher amount of pre-tax income and the ratio of tax-exempt income to pre-tax income/loss caused the change in tax expense/benefit recorded at June 30, 2016, compared to June 30, 2015.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the three months ended June 30, 2016 and 2015, as follows:

	Three Months Ended
	June 30,
	2016	2015

Expected income taxes	$194,290	$(69,612)
Income tax effect of:
State taxes, net of federal tax benefit	28,475	(11,827)
Tax exempt interest	(45,127)	(46,566)
Income taxed at lower rates	(5,551)	1,989
Other	9,710	4,103
	$181,797	$(121,913)

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

General. Net income for the six months ended June 30, 2016 was $632,000 compared to $67,000 for the three months ended June 30, 2015. Net income during the first six months of 2016 was higher than the first six months of 2015 primarily due to a decrease in other expense, an increase in net interest income, and an increase in other income, partially offset by an increase in provision expense and an increase in income tax expense.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$3,575	$3,468	$107	3.09%
Securities:
Residential mortgage-backed securities	301	314	(13)	(4.14)
State and municipal securities	271	283	(12)	(4.24)
Dividends on non-marketable equity securities	4	3	1	33.33
Interest-bearing deposits	10	8	2	25.00
Total interest and dividend income	4,161	4,076	85	2.09
Interest expense:
Deposits	406	443	(37)	(8.35)
Borrowings	12	32	(20)	(62.50)
Total interest expense	418	475	(57)	(12.00)
Net interest income	$3,743	$3,601	$142	3.94%

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

	Six Months Ended June 30,
	2016			2015
			AVERAGE			AVERAGE
	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	COST	BALANCE	INTEREST	COST
	(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable, net (1)	$144,325	$3,575	4.95%	$139,788	$3,468	4.96%
Securities, net (2)	47,214	572	2.42%	49,608	597	2.41%
Non-marketable equity securities	1,056	4	0.76%	1,640	3	0.37%
Interest-bearing deposits	4,300	10	0.47%	7,673	8	0.21%
Total interest-earning assets	196,895	4,161	4.23%	198,709	4,076	4.10%
Non-interest-earning assets	18,332			20,525
Total assets	215,227			219,234

Liabilities and Equity
Interest-bearing liabilities
Money Market accounts	$30,798	$32	0.21%	$28,731	$30	0.21%
Savings accounts	24,125	9	0.07%	22,898	8	0.07%
Certificates of Deposit accounts	85,968	359	0.84%	95,046	400	0.84%
Checking accounts	27,294	6	0.04%	24,229	5	0.04%
Advances and borrowed funds	1,771	12	1.36%	2,680	32	2.39%
Total interest-bearing liabilities	169,956	418	0.49%	173,584	475	0.55%
Non-interest-bearing liabilities	14,044			15,736
Total liabilities	184,000			189,320
Equity	31,227			29,914
Total liabilities and equity	215,227			219,234
Net interest income		$3,743			$3,601
Net interest rate spread (3)			3.74%			3.55%
Net interest margin (4)			3.80%			3.62%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.85%			114.47%

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

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2016 and 2015. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Six Months Ended June 30,
	2016 Compared to 2015
	Increase (Decrease) Due to
	VOLUME	RATE	NET
	(Dollars in Thousands)
Interest and dividends earned on
Loans receivable, net	$112	$(5)	$107
Securities, net	(29)	4	(25)
Non-marketable equity securities	(2)	3	1
Interest-bearing deposits	(8)	10	2
Total interest-earning assets	$73	$12	$85
Interest expense on
Money Market accounts	$2	$-	$2
Passbook accounts	-	1	1
Certificates of Deposit accounts	(38)	(3)	(41)
Checking	1	-	1
Advances and borrowed funds	(6)	(14)	(20)
Total interest-bearing liabilities	(41)	(16)	(57)
Change in net interest income	$114	$28	$142

Net interest income increased $142,000, or 3.9%, to $3.7 million for the six months ended June 30, 2016 compared to $3.6 million for the six months ended June 30, 2015. Interest and dividend income increased $85,000 due to the yield increasing on interest- earning assets from 4.10% to 4.23% due to changes in the mix of the portfolio, offset by a decrease in the average balances of interest- earning assets of $1.8 million. The increase in net interest income also included a $57,000, or 12.0%, decrease in interest expense. The cost of funds declined six basis points, from 0.55% to 0.49%, or 10.9%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to changes in the mix of lower costing deposit products and certificates of deposit. Additionally, the average balance of interest-bearing liabilities decreased by $3.6 million, or 2.1%. The net interest margin increased during the six months ended June 30, 2016 to 3.80% compared to 3.62% for the six months ended June 30, 2015.

Provision for Loan Losses. Management recorded a loan loss provision of $277,500 and $220,000 for the six month periods ended June 30, 2016 and 2015, respectively. The provision level was primarily attributable to an increase in the balances of most loan categories, with purchased auto loans doubling since 2015. Furthermore, net charge-offs are higher for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was offset by improvements in the historical loss levels and qualitative factors during 2016, as compared to 2015, which lowered the loss factors applied to most loan categories in the general reserve. Additionally, specific reserves were slightly lower at June 30, 2016 when compared to June 30, 2015. The economic conditions in the local market continue to negatively impact collateral values of real estate and the ability of borrowers to keep current per terms of their obligations. The slow payment activity and continued slow recovery of property values are the result of local economic conditions that are improving, but continue to lag national indicators, including higher levels of unemployment locally of 6.7% in LaSalle County, 6.0% in Grundy County, and 6.4% for the State of Illinois, versus the national level of 4.7%. Based on a review of the loans that were in the loan portfolio at June 30, 2016, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Other Income. The following table summarizes other income for the six months ended June 30, 2016 and 2015.

	Six months ended
	June 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other income:
Gain on sale of securities	$8	$22	$(14)	(63.64)%
Gain on sale of loans	188	90	98	108.89
Gain on sale of OREO	111	47	64	136.17
Gain on sale of repossessed assets	2	2	-	-
Loan origination and servicing income	136	144	(8)	(5.56)
Origination of mortgage servicing rights, net of amortization	28	11	17	154.55
Customer service fees	200	206	(6)	(2.91)
Income on bank owned life insurance	25	24	1	4.17
Other	49	53	(4)	(7.55)
Total other income	$747	$599	$148	24.71%

The increase in total other income was primarily due to an increase in gains on sale of loans and an increase in gains on sales of OREO, offset by decreases in the gain on sale of securities. The increase in gains on sale of loans was primarily a result of an increase in loans originated for sale into the secondary market. The increase in gains on sales of OREO properties was primarily due to the recognition of approximately $52,000 in deferred gains on the sale of three properties sold in prior years. The decrease in the gains on sale of securities was due to a decrease in the amount of securities sold during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Other Expense. The following table summarizes other expense for the six months ended June 30, 2016 and 2015.

	Six months ended
	June 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
Other expense:
Salaries and employee benefits	$1,665	$1,412	$253	17.92%
Directors fees	82	76	6	7.89
Occupancy	306	331	(25)	(7.55)
Deposit insurance premium	90	89	1	1.12
Legal and professional services	175	185	(10)	(5.41)
Data processing	256	1,172	(916)	(78.16)
Loss on sale of securities	3	2	1	50.00
Loan expense	160	156	4	2.56
Valuation adjustments and expenses on foreclosed real estate	69	110	(41)	(37.27)
Loss on sale of repossessed assets	-	12	(12)	(100.00)
Other	477	474	3	0.63
Total other expense	$3,283	$4,019	$(736)	(18.31)%

Efficiency ratio (1)	73.12%	95.69%

(1) Computed as other expense divided by the sum of net interest income and other income.

The decrease in other expense was primarily due to a decrease in data processing expenses, offset by increases in salaries and employee benefits. Data processing expenses were lower during the first six months of 2016 as compared to 2015, because during 2015 we were still supporting two core processing systems as a result of our merger with Twin Oaks Savings Bank and were incurring additional costs related to merging the two systems. The increase in salaries and employee benefits was due to both additional personnel to support our mortgage lending area as well as annual merit increases. The efficiency ratio decreased due to decreased other expenses for the current period primarily due to the absence of merger-related expenses as well as stronger revenue numbers.

Income Taxes. The Company recorded income tax expense of $297,000 and an income tax benefit of $106,000 for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the Company had net income of $632,000 with approximately $282,000 in tax-exempt income, compared to net income of $67,000 with approximately $292,000 in tax-exempt income for the six months ended June 30, 2015. The higher amount of pre-tax income and the ratio of tax-exempt income to pre-tax income/loss caused the change in tax expense/benefit recorded at June 30, 2016, compared to June 30, 2015.

The Company’s income tax differed from the maximum statutory federal rate of 35% for the six months ended June 30, 2016 and 2015, as follows:

	Six Months Ended
	June 30,
	2016	2015

Expected income taxes	$325,162	$(13,609)
Income tax effect of:
State taxes, net of federal tax benefit	48,001	(2,203)
Tax-exempt interest	(89,989)	(93,674)
Income taxed at lower rates	(9,290)	389
Other	22,928	3,528
	$296,812	$(105,569)

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

At June 30, 2016 the Bank had outstanding commitments to originate $1.3 million in loans, unfunded lines of credit of $11.4 million, and $0.3 million in commitments to fund construction loans. In addition, as of June 30, 2016, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $33.9 million. Based on prior experience, management believes that a majority of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago (“FHLBC”) advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. As of June 30, 2016, the Bank had $76.6 million of available credit from the FHLBC and there were $1.1 million in FHLBC advances outstanding. In addition, as of June 30, 2016 the Bank had $1.3 million of available credit from Bankers Bank of Wisconsin to purchase federal funds and there were $3.7 million in outstanding federal funds purchased.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. Whether dividends are declared, and the timing and amount of any dividends declared, is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the regulatory agencies but with prior notice to the regulatory agencies, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2016, the Company had cash and cash equivalents of $278,000.

Capital. The Bank is required to maintain regulatory capital sufficient to meet Total capital, Tier 1 capital, Common equity Tier 1 capital, and Tier 1 Leverage ratios of at least 8.0%, 6,0%, 4.5% and 4.0%, respectively. The Bank exceeded each of its minimum capital requirements and was considered “well capitalized” within the meaning of federal regulatory requirements with ratios at June 30, 2016 of 21.64%, 20.39%, 20.39%, and 13.57%, respectively, compared to ratios at December 31, 2015 of 22.36%, 21.10%, 21.10% and 13.18%, respectively. Beginning on January 1, 2016, the Bank must begin holding 0.625% of risk-weighted assets and would increase by that amount annually, until fully implemented in January 2019, as a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments. At June 30, 2016, the Bank had a capital conservation buffer of 13.64%. As a savings and loan holding company with less than $1.0 billion in assets, the Company is not subject to separate capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

For the six months ended June 30, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. As of June 30, 2016, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.0

The following materials from the Ottawa Savings Bancorp, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTAWA SAVINGS BANCORP, INC.
Registrant

Date: August 15, 2016	/s/ Jon L. Kranov
Jon L. Kranov
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	/s/ Marc N. Kingry
Marc N. Kingry
Chief Financial Officer
(Principal Financial Officer)